Form 10-Q
period 1994-03-31
REPUBLIC BANCORP INC
filed 1994-05-13
CIK 813808

========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             ----------------

                                 Form 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



  For Quarter Ended March 31, 1994        Commission File Number 0-15734



                           REPUBLIC BANCORP INC.
          (Exact name of registrant as specified in its charter)



          Michigan                                     38-260-4669
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)



               1070 East Main Street, Owosso, Michigan 48867
                 (Address of principal executive offices)



                              (517) 725-7337
           (Registrant's telephone number, including area code)

                             ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X    NO
                            ------     -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 9, 1994:

     Common Stock, $5 Par Value . . . . . . . . . . .  13,804,465 Shares

========================================================================

                                   INDEX

                                                                     Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 1994
          and December 31, 1993 . . . . . . . . . . . . . . . . .      1

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1994 and 1993. . . . . . . . . .      2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1994 and 1993. . . . . . .      3

          Notes to Unaudited Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .      8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    19

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . .    19

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . .    19

Item 4.   Submission of Matters to a Vote of Security Holders. . .    19

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    19

Item 6.   Exhibit and Reports on Form 8-K. . . . . . . . . . . . .    19


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Statements RE:  Computation of Per Share Earnings. . . . . . . . . Exhibit A

                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                                         March 31,           Dec. 31,
                                                           1994                1993
ASSETS
Cash and due from banks . . . . . . . . . . . . . .    $   26,590          $   23,508
Other cash investments. . . . . . . . . . . . . . .         1,859               4,517
Federal funds sold. . . . . . . . . . . . . . . . .        33,633                   -

Cash and cash equivalents . . . . . . . . . . . . .        62,082              28,025
Mortgage loans held for sale. . . . . . . . . . . .       299,240             507,795
Securities:
   Held to maturity (aggregate market value of
     $151,359, 1994 and $108,360, 1993) . . . . . .       154,553             107,398
   Available for sale (amortized cost of
     $167,197 at March 31, 1994). . . . . . . . . .       167,137                   -
   Held for sale (aggregate market value of
     $51,794 at December 31, 1993). . . . . . . . .             -              51,044
Loans . . . . . . . . . . . . . . . . . . . . . . .       423,357             407,117
   Less allowance for loan losses . . . . . . . . .         6,595               7,214

Net loans . . . . . . . . . . . . . . . . . . . . .       416,762             399,903
Premises and equipment, net . . . . . . . . . . . .        16,792              16,295
Purchased mortgage servicing rights . . . . . . . .        19,105              18,428
Other assets. . . . . . . . . . . . . . . . . . . .        49,729              41,706

      Total assets. . . . . . . . . . . . . . . . .    $1,185,400          $1,170,594

LIABILITIES
Deposits:
   Non-interest bearing . . . . . . . . . . . . . .    $  147,523          $  153,474
   Interest bearing . . . . . . . . . . . . . . . .       666,524             680,260

      Total deposits. . . . . . . . . . . . . . . .       814,047             833,734
Federal funds purchased and reverse
  repurchase agreements . . . . . . . . . . . . . .        34,290              35,572
Short-term borrowings . . . . . . . . . . . . . . .        63,959             101,273
FHLB advances . . . . . . . . . . . . . . . . . . .        61,000              23,000
Accrued and other liabilities . . . . . . . . . . .        50,235              45,123
Long-term debt. . . . . . . . . . . . . . . . . . .        44,784              19,970

   Total liabilities . . . . . . . . . . . . . .        1,068,315           1,058,672

Minority Interest . . . . . . . . . . . . . . . . .           355                 489

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value; 5,000,000
  shares authorized, none issued and outstanding. .             -                   -
Common stock, $5 par value, 20,000,000 shares
  authorized; 13,804,465 and 13,747,771 shares
  issued and outstanding, respectively. . . . . . .        69,022              68,739
Capital surplus . . . . . . . . . . . . . . . . . .        27,298              27,229
Unrealized loss on securities available for sale. .           (39)                  -
Retained earnings . . . . . . . . . . . . . . . . .        20,449              15,465

  Total shareholders' equity. . . . . . . . . . . .       116,730             111,433

      Total liabilities and shareholders' equity. .    $1,185,400          $1,170,594


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                                  1994      1993
INTEREST INCOME
Loans, including fees . . . . . . . . . . . . . . . . . . . .    $12,890   $14,851
Securities:
   Held to maturity . . . . . . . . . . . . . . . . . . . . .      1,357     2,957
   Available for sale . . . . . . . . . . . . . . . . . . . .      1,299         -
   Held for sale. . . . . . . . . . . . . . . . . . . . . . .          -       367
Money market investments. . . . . . . . . . . . . . . . . . .        350       684

    Total interest income . . . . . . . . . . . . . . . . . .     15,896    18,859

INTEREST EXPENSE
Demand deposits . . . . . . . . . . . . . . . . . . . . . . .        593       417
Savings and time deposits . . . . . . . . . . . . . . . . . .      5,850     8,617
Short-term borrowings . . . . . . . . . . . . . . . . . . . .      1,159       983
FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .        302       436
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        459       377

    Total interest expense. . . . . . . . . . . . . . . . . .      8,363    10,830

Net interest income . . . . . . . . . . . . . . . . . . . . .      7,533     8,029
Provision for loan losses . . . . . . . . . . . . . . . . . .         47       117

Net interest income after provision for loan losses . . . . .      7,486     7,912

NON-INTEREST INCOME
Service charges . . . . . . . . . . . . . . . . . . . . . . .        352       356
Mortgage banking. . . . . . . . . . . . . . . . . . . . . . .     27,823    15,196
Gain on sale of securities. . . . . . . . . . . . . . . . . .        483         -
Gain on sale of SBA loans . . . . . . . . . . . . . . . . . .        234         -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        508       263

    Total non-interest income . . . . . . . . . . . . . . . .     29,400    15,815

NON-INTEREST EXPENSE
Salaries and employee benefits. . . . . . . . . . . . . . . .     16,872     9,419
Occupancy expense of premises . . . . . . . . . . . . . . . .      1,299     1,009
Equipment expense . . . . . . . . . . . . . . . . . . . . . .      1,044       658
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,256     5,428
Minority interest . . . . . . . . . . . . . . . . . . . . . .          -        11

    Total non-interest expense. . . . . . . . . . . . . . . .     27,471    16,525

Income before income taxes. . . . . . . . . . . . . . . . . .      9,415     7,202
Provision for income taxes. . . . . . . . . . . . . . . . . .      3,333     2,403

Net income before cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . . . . . . .      6,082     4,799
Cumulative effect of change in accounting principle . . . . .          -       950

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,082   $ 5,749

NET INCOME PER COMMON SHARE
Income before cumulative effect of change in accounting
  principle . . . . . . . . . . . . . . . . . . . . . . . . .    $   .43   $   .35
Cumulative effect of change in accounting principle . . . . .          -       .07

Net income per common shares outstanding - primary and
  fully diluted . . . . . . . . . . . . . . . . . . . . . . .    $   .43   $   .42

Average common shares outstanding - fully diluted . . . . . .     14,294    13,848

Cash dividend declared per common share . . . . . . . . . . .    $   .08   $   .05

                  REPUBLIC BANCORP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                          (Dollars in thousands)

                                                                  Three Months Ended
                                                                        March 31,
                                                                  1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . .       $     6,082    $   5,749
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . .             1,040          685
    Amortization of purchased mortgage servicing
      rights. . . . . . . . . . . . . . . . . . . . . .             1,350          563
    Provision for loan losses . . . . . . . . . . . . .                47          117
    Gain on sale of mortgage servicing rights . . . . .           (15,756)      (3,390)
    Gain on sale of securities available for sale . . .              (483)           -
    Gain on sale of loans . . . . . . . . . . . . . . .              (654)           -
    (Increase)/decrease in interest receivable. . . . .              (437)         304
    Increase in interest payable. . . . . . . . . . . .                35           52
    Increase/(decrease) in deferred loan fees . . . . .              (403)         305
    Net premium amortization/(discount accretion)
      on securities . . . . . . . . . . . . . . . . . .               206         (160)
    Decrease in other assets. . . . . . . . . . . . . .            25,814          809
    Increase in other liabilities . . . . . . . . . . .             4,833        3,057
    Proceeds from sale of loans held for sale . . . . .         1,226,088      634,612
    Origination of loans held for sale. . . . . . . . .        (1,017,533)    (637,062)

         Total adjustments. . . . . . . . . . . . . . .           224,147         (108)

Net cash provided by operating activities . . . . . . .           230,229        5,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights . . . . . . . . .            (9,557)      (3,949)
Net increase in receivable on sale of mortgage
  servicing rights. . . . . . . . . . . . . . . . . . .           (16,666)      (2,266)
Proceeds from sale of mortgage servicing rights . . . .             7,428        2,866
Proceeds from sale of securities available for sale . .            32,649            -
Proceeds from maturities/principal payments of
  securities available for sale . . . . . . . . . . . .            12,141            -
Proceeds from maturities/principal payments of
  securities held to maturity . . . . . . . . . . . . .             6,746        7,115
Proceeds from maturities/principal payments of
  securities held for sale. . . . . . . . . . . . . . .                 -       10,735
Purchase of securities available for sale . . . . . . .           (88,853)           -
Purchase of securities held to maturity . . . . . . . .          (126,154)     (39,910)
Purchase of securities held for sale. . . . . . . . . .                 -      (17,660)
Proceeds from sale of loans . . . . . . . . . . . . . .             8,763        1,086
Net increase in loans made to customers . . . . . . . .           (24,704)      (5,026)
Premises and equipment expenditures . . . . . . . . . .            (1,308)      (3,338)

Net cash used in investing activities . . . . . . . . .          (199,515)     (50,347)


                  REPUBLIC BANCORP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                          (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                               1994           1993
(continued)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
  savings accounts. . . . . . . . . . . . . . . . . . . .          881    20,913
Net decrease in certificates of deposit . . . . . . . . .      (20,568)  (16,112)
Net decrease in short-term borrowings . . . . . . . . . .         (596)   (3,942)
Net proceeds from issuance of common shares . . . . . . .          325       321
Dividends paid. . . . . . . . . . . . . . . . . . . . . .       (1,098)     (549)
Net decrease in minority interest . . . . . . . . . . . .         (134)     (379)
Payments on long-term debt. . . . . . . . . . . . . . . .         (186)   (3,811)
Proceeds from issuance of subordinated notes,
  net of issuance cost. . . . . . . . . . . . . . . . . .            -    16,492
Proceeds from issuance of senior debentures,
  net of issuance cost. . . . . . . . . . . . . . . . . .       24,719         -

Net cash provided by financing activities . . . . . . . .        3,343    12,933

Net increase/(decrease) in cash and cash equivalents. . .       34,057   (31,773)
Cash and cash equivalents at beginning of period. . . . .       28,025    97,855

Cash and cash equivalents at end of period. . . . . . . .     $ 62,082  $ 66,082

Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .     $  8,328  $ 10,778
  Income taxes. . . . . . . . . . . . . . . . . . . . . .        3,403     2,713

Non-cash investing activities:

- - -   During the three months ended March 31, 1994 and 1993, the Company incurred charge-offs on portfolio loans of $726,000 and $29,000, respectively.

- - -   During the three months ended March 31, 1993, the Company
    securitized residential real estate portfolio loans into mortgage-backed securities held for sale of $18.6 million.

                  REPUBLIC BANCORP INC. AND SUBSIDIARIES
           Notes to Unaudited Consolidated Financial Statements
            For the Three Months Ended March 31, 1994 and 1993

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended March 31, 1994 and 1993, as well as the financial position at March 31, 1994 and cash flows for the three months ended March 31, 1994 and 1993.

Certain reclassifications have been made in the consolidated financial statements for 1993 to conform with the 1994 presentation.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Republic Bancorp Inc., and the accounts of three wholly owned subsidiaries: Republic Bank, Republic Bancorp Mortgage Inc. and Horizon Savings Bank, and Market Street Mortgage Corporation, of which the Company owns an 80% majority interest. CUB Funding Corporation, which was acquired in November 1993, is operating as a division of Market Street Mortgage Corporation. The Company's financial statements have been restated for the effect of the acquisition of Horizon Financial Services Inc. on June 30, 1993, which was accounted for under the "pooling of interest" method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

3.   ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Republic Bancorp Inc. adopted Statement No. 115 for the financial period beginning January 1, 1994.

In accordance with Statement No. 115, Securities Held to Maturity include only those securities which the Company has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the effective interest method. Securities held to maturity consist primarily of U.S. Treasuries and U.S. Government Agency obligations, and fixed rate mortgage-backed securities and collateralized mortgage obligations.

In accordance with Statement No. 115, Securities Available for Sale include only those securities available to be sold prior to final maturity. The Company classifies securities available for sale based on management of its asset and liability position and liquidity needs. Using the specific identification method such securities are carried at market value, with a corresponding market value adjustment carried, net of tax, as a separate component of stockholders' equity. The adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities. Securities available for sale consist primarily of adjustable rate mortgage-backed securities. The adoption of Statement No. 115 had no material impact on the Company's financial condition.

The following is a summary of available for sale securities and held to maturity securities:

                                                  Available for Sale Securities

                                                        Gross       Gross     Estimated
                                                     Unrealized  Unrealized      Fair
March 31, 1994 (in thousands)               Cost        Gains       Losses       Value
U.S. Treasury Obligations . . . . . . .          -        -            -             -
U.S. Government Agency Obligations. . .    $ 10,366    $   60     $   62      $ 10,364
Collateralized Mortgage Obligations . .       5,809        28         63         5,774
Mortgage-Backed Securities. . . . . . .     147,598       942        965       147,575
Other Securities. . . . . . . . . . . .       3,424         -          -         3,424

                                           $167,197    $1,030     $1,090      $167,137

                                                  Held to Maturity Securities

                                                        Gross       Gross     Estimated
                                                     Unrealized  Unrealized      Fair
March 31, 1994 (in thousands)               Cost        Gains       Losses       Value
U.S. Treasury Obligations . . . . . . .    $ 28,099     $  2      $  168      $ 27,933
U.S. Government Agency Obligations. . .       1,991        -          16         1,975
Collateralized Mortgage Obligations . .     108,915       31       2,881       106,065
Mortgage-Backed Securities. . . . . . .      13,952       71         284        13,739
Other Securities. . . . . . . . . . . .       1,596       51           -         1,647

                                           $154,553     $155      $3,349      $151,359


The gross realized gains and losses on sales of available for sale securities totaled $483,000 and $0, respectively, for the quarter ended March 31, 1994.

The following tables detail the components of the securities held to maturity and securities available for sale portfolio and the amortized cost and market value of the portfolio classified by maturity at March 31, 1994. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES HELD TO MATURITY
Maturity Distribution
($ in thousands)
March 31, 1994

                                          U.S. Govt.     Collateralized        Mortgage-
                         U.S. Treas.        Agency          Mortgage            Backed          Other
                        Obligations       Obligations     Obligations         Securities      Securities         Total
                      ---------------  --------------  -----------------  --------------- ---------------- ------------------
                       Book    Mkt.     Book    Mkt.    Book      Mkt.     Book      Mkt.    Book    Mkt.    Book       Mkt.
                       Value   Value    Value   Value   Value    Value     Value    Value    Value  Value    Value     Value
                      ------- -------  ------- ------- -------- --------  -------  ------- ------- -------  --------  --------
Due within one year  $ 1,000  $ 1,001       -       -        -         -      -        -    $  220  $  220  $  1,220  $  1,221
One to five years     27,099   26,932  $1,991  $1,975  $ 2,616  $  2,602  $ 5,521  $ 5,438     152     158    37,379    37,105
Five to ten years          -        -       -       -   15,308    15,007    8,431    8,301     244     255    23,983    23,563
After ten years            -        -       -       -   90,991    88,456        -        -     980   1,014    91,971    89,470

                     $28,099  $27,933  $1,991  $1,975  $108,915 $106,065  $13,952  $13,739  $1,596  $1,647  $154,553  $151,359


SECURITIES AVAILABLE FOR SALE
Maturity Distribution
($ in thousands)
March 31, 1994

                                        U.S. Govt.   Collateralized      Mortgage-
                       U.S. Treas.        Agency        Mortgage          Backed            Other
                      Obligations      Obligations    Obligations       Securities        Securities            Total
                     ------------- ---------------- --------------- ------------------- ---------------  ------------------
                     Book    Mkt.   Book      Mkt.    Book    Mkt.    Book      Mkt.     Book    Mkt.      Book       Mkt.
                     Value  Value   Value    Value    Value  Value    Value    Value     Value   Value     Value     Value
                     -----  -----  -------  -------  ------ ------  -------- --------   ------   ------  --------  --------
Due within one year      -      -        -        -       -       -         -         -  $3,424  $3,424  $  3,424  $  3,424
One to five years        -      -  $ 9,216  $ 9,210       -       -         -         -       -       -     9,216     9,210
Five to ten years        -      -    1,150    1,154       -       -         -         -       -       -     1,150     1,154
After ten years          -      -        -        -  $5,809  $5,774  $147,598  $147,575       -       -   153,407   153,349

                         -      -  $10,366  $10,364  $5,809  $5,774  $147,598  $147,575  $3,424  $3,424  $167,197  $167,137

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORTGAGE BANKING
During the first quarter of 1994, the Company closed $1.04 billion in single-family, owner occupied, residential mortgage loans, compared to $658 million during the first quarter of 1993, an increase of 58%. The increase in mortgage loan closings was primarily attributable to the expansion of the Company's mortgage banking operation.

The increase in mortgage loan volume resulted in an increase of mortgage banking income of $12.6 million, or 83% from $15.2 million in the first quarter of 1993 to $27.8 million in the same period in 1994. A breakdown of income from mortgage banking activities is summarized as follows:

                                                Three Months Ended
                                                      March 31,

                                                  1994        1993
Net mortgage loan servicing fees. . . . . .     $ 1,453     $ 1,439
Origination fee income. . . . . . . . . . .       8,619       5,539
Gain on sale of mortgages . . . . . . . . .       1,997       4,828
Gain on sale of servicing . . . . . . . . .      15,754       3,390

     Total mortgage banking income. . . . .     $27,823     $15,196

The Company's retail mortgage loan closings increased to $530 million during the first quarter of 1994, compared to $316 million during the same period in 1993, an increase of 67%. The increase in total loan closings, combined with the higher percentage of retail mortgage closings resulted in an increase in origination fee income of $3.1 million, or 56% over the first quarter of 1993.

The majority of the Company's residential mortgage production during 1994 and 1993 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the first quarter of 1994, the Company's gain on the sale of mortgages decreased 59% from the first quarter of 1993 to $2.0 million due to decline in margins from rising interest rates.

During the first quarters of 1994 and 1993, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $2.1 billion and $414 million, respectively, resulting in gains of $15.8 and $3.4 million, respectively.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.

RESULTS OF OPERATIONS
- - ---------------------

NET INTEREST INCOME
Net interest income totaled $7.5 million for the three-month period ended March 31, 1994, compared to $8.0 million earned for the same period in 1993. The decrease in net interest income was comprised of a $3.0 million decrease in interest income, partially offset by a $2.5 million decrease in interest expense. The net interest margin decreased slightly from 3.13% for the first three months of 1993 to 3.08% for the three months ended March 31, 1994. The decrease in both interest income and interest expense was due to a decrease in interest earning assets and interest bearing liabilities and general declines in interest rates earned and paid over the last twelve months.

Average earning balances declined 4.5% or $45.7 million, to $979.9 million from March 31, 1993 to March 31, 1994. In addition, the yield on average earning assets decreased from 7.36% to 6.49%, resulting in a net decrease of $3.0 million in interest income. Primary factors in the decline in yield on interest earning assets were the 111 basis points decline in average rates earned on mortgage loans held for sale, and the 136 basis points decline in average rates earned on real estate mortgage loans, which reprice annually based on the one-year Constant Maturity Treasury index, plus a margin.

Interest expense for the first quarter of 1994 decreased $2.5 million compared to the same period in 1993. This decrease was a result of average interest bearing liabilities decreasing $101.3 million, or 11.2% to $802.7 million at March 31, 1994 and the average rates paid on liabilities falling from 4.79% to 4.17%. The decrease in interest bearing liabilities is due principally to the decrease in time deposits which also contributed to the decrease in the Company's overall cost of interest bearing deposits.

Also having a positive impact on net interest income was an increase of $42.1 million in average non-interest bearing deposit balances to $124.5 million in the first quarter of 1994 compared to 1993. This increase is primarily due to increases in drafts outstanding used to fund a portion of the mortgage loans held for sale and increases in escrow balances for the servicing of mortgage loans.

The following table presents an analysis of average balances and rates for each of the three month periods ended March 31, 1994 and 1993.

                                          Three Months Ended             Three Months Ended
                                             March 31, 1994                 March 31, 1993
                                     ---------------------------    -----------------------------
                                      Average               Avg.     Average                 Avg.
                                     Balance(1)  Interest   Rate    Balance(1)    Interest   Rate
                                    ----------   --------  -----    ----------    --------  -----
Average Assets:
  Money market investments:
    Federal funds sold              $   43,434    $   341   3.14%   $   89,481     $   642   2.87%
    Other                                    -          -      -         5,252          30   2.28
Mortgage loans held for sale           304,772      4,993   6.55%      180,201       3,452   7.66
Securities                             219,945      2,665   4.85       228,484       3,336   5.84
Commercial loans                       128,621      2,774   8.63       191,039       4,349   9.11
Real estate mortgage loans             234,944      4,099   6.98       283,655       5,912   8.34
Installment loans                       48,158      1,024   8.51        47,445       1,138   9.59

  Total loans, net of unearned
    income                             411,723      7,897   7.67       522,139      11,399   8.73

  Total interest earning
    assets                             979,874     15,896   6.49     1,025,557      18,859   7.36

Allowance for loan losses               (7,168)                         (7,745)
Cash and due from banks                 24,963                          20,025
Other assets                            94,787                          63,835

  Total assets                      $1,092,456                      $1,101,672


Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                        $   89,736        593   2.64    $   58,841         417   2.83
  Savings deposits                     168,367      1,210   2.87       180,839       1,329   2.94
  Time deposits                        413,195      4,640   4.49       558,813       7,288   5.22

    Total interest bearing
      deposits                         671,298      6,443   3.84       798,493       9,034   4.53
Short-term borrowings                   86,981      1,159   5.33        62,789         984   6.27
FHLB advances                           24,394        302   4.95        25,000         436   7.00
Long-term debt                          19,992        459   9.18        17,694         376   8.50

  Total interest bearing
    liabilities                        802,665      8,363   4.17       903,976      10,830   4.79

Non-interest bearing deposits          124,495                          82,389
Other liabilities                       51,444                          28,163

  Total liabilities                    978,604                       1,014,528

Shareholders' equity                   113,852                          87,144

  Total liabilities and
    shareholders' equity            $1,092,456                      $1,101,672

Net interest income                               $ 7,533                          $ 8,029

Net interest spread                                         2.32%                            2.57%

Net interest margin                                         3.08%                            3.13%

(1)  Non-accrual loans and overdrafts are included in average balances.
     No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1994 or 1993.

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income due to changes in the average balance of interest earning assets and interest bearing liabilities and due to changes in average rates for the periods indicated.

                                          Three Months Ended March 31,
                                               1994 versus 1993
                                     Increase (Decrease) Due to Change In:

                                          Average    Average    Net
                                          Balance(1) Rate(1)   Change

Interest income:
Money market investments                  $  (396)   $    65   $  (331)
Mortgage loans held for sale                2,101       (560)    1,541
Securities                                   (122)      (549)     (671)
Loans, net of unearned income (2)          (2,225)    (1,277)   (3,502)

   Total interest income                     (642)    (2,321)   (2,963)

Interest expense:
Interest bearing demand deposits          $   206    $   (30)  $   176
Savings deposits                              (88)       (31)     (119)
Time deposits                              (1,724)      (924)   (2,648)

   Total interest bearing deposits         (1,606)      (985)   (2,591)

Short-term borrowings                         338       (163)      175
FHLB advances                                 (11)      (123)     (134)
Long-term debt                                 51         32        83

   Total interest expense                  (1,228)    (1,239)   (2,467)

   Net interest income                    $   586    $(1,082)  $  (496)

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2) Non-accrual loans are included in average balances

NON-INTEREST EXPENSE
Non-interest expense for the three-month period ended March 31, 1994 increased to $27.5 million compared to $16.5 million for the same period in 1993. Salaries and employee benefits are the largest portion of non-interest expense, totalling $16.9 million and $9.4 million, or 61% and 57% of total non-interest expense, for the three-month periods ended March 31, 1994 and 1993, respectively. The increase in salaries and employee benefits and in other non-interest expenses can be attributed to the increased mortgage loan volume and the Company's expanded mortgage delivery system, including the operations of CUB Funding Corporation.


FINANCIAL CONDITION

ASSETS
Total assets at March 31, 1994 were $1.19 billion, which represents an increase of $15 million over the $1.17 billion at December 31, 1993. The increase in assets since December 31, 1993 was primarily in securities and cash and cash equivalents, offset by a decline in mortgage loans held for sale. The decrease in mortgage loans held for sale was primarily a result of rising interest rates and a decrease in residential loan closings from the quarter ended December 31, 1993. The corresponding increase in securities was a result of investing funds made available due to the decrease in mortgage loans held for sale. The increase in cash and cash equivalents is primarily due to the proceeds received from the $25 million senior debentures private offering completed on March 31, 1994.

LOANS
Total loans, excluding loans held for sale, at March 31, 1994 increased $16.2 million to $423.3 million from $407.1 million. Residential real estate loans increased $25.4 million to 60.1% of total loans at March 31, 1994 from 56.3% at December 31, 1993. Commercial loans, including commercial loans secured by real estate, decreased slightly to $122.5 million or 28.9% of total loans at March 31, 1994. Mortgage loans held for sale decreased to $299 million at March 31, 1994 from $508 million at December 31, 1993.

During the period ended March 31, 1994, the Company closed $2.2 million of Small Business Administration (SBA) loans. The Company also sold $3.1 million of SBA loans during the quarter resulting in gains of $234,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of March 31, 1994, these loans comprised 83.3% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans are conventional loans which are secured by residential properties and which comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA").

The majority of the Company's commercial loans are secured by real estate and are made to small and medium-sized businesses. These loans or lines of credit are generally made at rates based on the prevailing prime interest rates of the subsidiary banks and are adjusted periodically. The focus of the Company on real estate-secured lending with lower loan to value ratios is generally reflected in the low net charge-off ratio percentages.

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                         March 31,          December 31,
                                           1994                1993
                                      ---------------    ----------------
                                        Amount     %       Amount     %
                                      --------  ------   --------- ------
(Dollars in thousands)
Commercial Loans:
   Secured by real estate. . . .      $ 98,028   23.2%    $ 94,428   23.2%
   Other (generally secured) . .        24,443    5.8       32,114    7.9

     Total commercial loans. . .       122,471   29.0%     126,542   31.1
Residential real estate
  mortgages. . . . . . . . . . .       254,603   60.1      229,203   56.3
Installment loans. . . . . . . .        46,283   10.9       51,372   12.6

     Total portfolio loans . . .      $423,357  100.0%    $407,117  100.0%

At March 31, 1994 and December 31, 1993, the Company had commitments to fund residential real estate loan applications with agreed-upon rates of $455.9 million and $418.7 million, respectively. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale, Republic has entered into firm agreements to sell $568.8 million of residential mortgage loans to various third parties of which $299.2 million relates to the balances of mortgage loans held for sale at March 31, 1994 with the remaining $269.6 million relating to those commitments for real estate loan applications with agreed-upon interest rates. At December 31, 1993, Republic had entered into firm agreements to sell $669.4 million of residential mortgage loans of which $507.8 million related to the balances of mortgage loans held for sale with the remaining $161.6 million relating to those commitments for residential real estate loan applications with agreed-upon interest rates.

NON-PERFORMING ASSETS
Loans held in portfolio are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. The following table provides information with respect to the Company's past due loans and the components of non-performing assets at the dates indicated.


                                           March 31,  Dec. 31,  March 31,
                                             1994       1993      1993
(Dollars in thousands)
Loans past due 90 days or more and still
  accruing interest:
    Commercial                               $   50    $  217    $   29
    Residential real estate mortgages             -         -         -
    Installment                                  65        93         6

       Total                                 $  115    $  310    $   35

Non-accrual loans:
    Commercial                               $1,178    $1,812    $1,616
    Residential real estate mortgages            80       803     1,147
    Installment                                 297       108        34

       Total                                  1,555     2,723     2,797
    Restructured loans                        2,136     2,140     2,140
    Other real estate owned                     936       405     2,518

       Total non-performing assets           $4,627    $5,268    $7,455

Non-performing assets as a percentage of:
    Total loans and OREO (1)                   1.09%     1.29%     1.65%
    Total loans and OREO (2)                    .65%      .58%      .98%
    Total assets                                .39%      .45%      .65%

(1) Excluding mortgage loans held for sale.
(2) Including mortgage loans held for sale.

At March 31, 1994, approximately $2.9 million, or .68% of portfolio loans were 30-89 days delinquent.

ALLOWANCE FOR ESTIMATED LOAN LOSSES
Management is responsible for maintaining an adequate allowance for estimated loan losses. The appropriate level of the allowance for estimated loan losses is determined by systematically reviewing the loan portfolio quality, analyzing economic changes, consulting with regulatory agencies and reviewing historical loan loss experience. Actual net losses are charged against this allowance. If actual circumstances and losses differ substantially from management's assumptions and estimates, such reserves for loan losses may not be sufficient to absorb all future losses, and net earnings could be significantly and adversely affected. Management is of the opinion that the allowance for estimated loan losses is adequate to meet potential losses in the loan portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's financial statements are dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in such estimates, appraisals and evaluations might be required because of changing economic conditions and the economic prospects of borrowers.

The provision for loan losses was $47,000 for the first three months of 1994 compared to $117,000 for the same period in 1993. The decline in the provision was due to the decline in non-accrual loans of $1.24 million or 44% from March 31, 1993, and the decrease of 6% in total loans outstanding.

As of March 31, 1994, the allowance for estimated loan losses was $6.6 million or 1.56% of total loans, excluding mortgage loans held for sale, compared with $7.2 million or 1.77% as of December 31, 1993. The allowance for estimated loan losses as a percentage of non-performing loans was 178.7% at March 31, 1994 versus 148.3% at December 31, 1993.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table.

                                                 Three Months Ended
                                                      March 31,
                                                   1994       1993
Allowance for estimated loan losses:
Balance at January 1                              $7,214    $7,684
  Loans charged off                                 (726)      (29)
  Recoveries of loans previously charged off          60        95

Net charge-offs                                     (666)       66
Provision charged to expense                          47       117

Balance at March 31                               $6,595    $7,867

SECURITIES
The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term, with estimated average maturities of less than five years, or at adjustable rates. The securities portfolio, including securities available for sale, constituted 27.1% of the Company's assets at March 31, 1994, compared to 13.5% at December 31, 1993.

Certain securities, with a carrying value of approximately $36.0 million and $25.5 million at March 31, 1994 and December 31, 1993, respectively, were pledged to secure reverse repurchase agreements and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.

LIABILITIES

DEPOSITS
Non-interest bearing deposits decreased $6.0 million, or 3.9%, from $153.5 million at December 31, 1993 to $147.5 million at March 31, 1994, primarily due to a decrease in official checks outstanding.

Interest bearing deposits decreased $13.7 million, or 2.0%, to $666.5 million at March 31, 1994 from $680.2 million at December 31, 1993. The decrease during the first quarter of 1994 was composed of a $5.2 million decline in certificate of deposits over $100,000, and a decrease of $8.5 million in other interest bearing deposits. The decline in interest bearing deposits is due to an unwillingness of certificate of deposit customers to lock into interest rates for an extended period of time.

SHORT-TERM BORROWINGS
As of March 31, 1994, the Company had $34.3 million of securities sold under agreements to repurchase at an average rate of 3.75%. Such agreements, which mature in April 1994, are secured by certain securities with a carrying value of $36.0 million. The proceeds from the reverse repurchase agreements were used to fund mortgage loan closings and securities purchases.

Market Street Mortgage Corporation has a $135 million warehousing line of credit agreement with G.E. Capital Mortgage Services, Inc. used for the purpose of funding the origination of mortgage loans by Market Street, and its division, CUB Funding Corporation, which expires in July 1994. Due to the decreased mortgage loan origination volume, borrowings under this warehousing line of credit decreased to $54.2 million at March 31, 1994 from $85.5 million at December 31, 1993. During the first quarter of 1994, the average borrowings and interest rate paid on this warehousing line were $63.7 million and 5.78%, respectively.

Republic Bancorp Mortgage Inc. has a $50 million warehousing line of credit with NBD Bank, N.A. and Comerica, Inc., used to fund the acquisition or origination of mortgage loans by Republic Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in April 1995. Republic Mortgage is required to pay interest on the unpaid principal amount on each borrowing at either the prime rate or federal funds rate plus 175 basis points. Due to the decreased mortgage loan volume, borrowings under this line decreased $6.0 million, to $8.9 million at March 31, 1994 from $14.9 million at December 31, 1993. During the first quarter of 1994, the average borrowings and interest rate paid on this line were $9.9 million and 5.45%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with loan proceeds to be utilized for working capital purposes. At March 31, 1994 no amounts were outstanding under this Credit Agreement.

FHLB ADVANCES
Horizon Savings Bank has outstanding two advances from the Federal Home Loan Bank ("FHLB"), a $10 million advance with an interest rate of 7.15%, maturing in February 1997, and a $5 million advance with an interest rate of 4.45%, maturing in December 1995. These advances are secured by first mortgage loans equal to at least 150% of the advances under a blanket security agreement, with interest payable monthly for both advances.

In order to provide liquidity needs for mortgage loan originations, Horizon Savings also has a $65 million line of credit with the FHLB. As of March 31, 1994, borrowing under this line totaled $46.0 million with an average interest rate paid of 3.40%.

LONG-TERM DEBT
Republic Bancorp Mortgage has a mortgage loan in the amount of $2.1 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of March 31, 1994, $85,000 of the total $2.1 million is classified as short-term borrowings.

Market Street Mortgage Corporation has a note payable with Poughkeepsie Savings Bank, F.S.B. of $2.0 million, secured by the servicing rights underlying the Poughkeepsie mortgages which are serviced by Market Street. Interest is payable at the prime rate plus 2%, or 8.25% at March 31, 1994, and is payable in twelve equal quarterly installments commencing February 1993 with final maturity due November 30, 1995. As of March 31, 1994, $743,000 of the remaining $1.3 million is classified as short-term borrowings.

The Company has $17.25 million of 9% Subordinated Notes outstanding which mature in 2003. The Subordinated Notes qualify as Tier 2 Capital for the calculation of Total risk-based capital under Federal Reserve Board guidelines.

On March 31, 1994, Republic completed a $25 million private offering of 7.17% senior debentures which mature in April 2001. Proceeds will be used to expand the Company's mortgage banking operations and for general corporate purposes, including possible future acquisitions.

CAPITAL RESOURCES
Total shareholders' equity at March 31, 1994 was $116.7 million compared to $111.4 million at December 31, 1993 and $84.2 million. The increase of $5.3 million during the first quarter was due primarily to the increase in earnings net of dividends.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At March 31, 1994, Republic's Tier 1 Capital and Total risk-based capital ratios were 18.69% and 22.75%, respectively, versus 16.35% and 20.19%, respectively at December 31, 1993. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of March 31, 1994, total risk-based capital was $133.4 million, an excess of $86.5 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at March 31, 1994 was 10.03%, versus 8.43% at December 31, 1993.

The Company is committed to maintaining a strong capital position at Republic Bank and Horizon Savings Bank. As of March 31, 1994, Republic Bank and Horizon Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Republic and its subsidiaries are also parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.   Changes in Securities

          At the February 18, 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.08 per share on common stock, payable on April 8, 1994 to shareholders of record on March 11, 1994.

Item 3.   Defaults upon Senior Securities

          During the interim period covered by this report, there were no defaults upon senior securities.

Item 4.   Submission of Matters to Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibit and Reports on Form 8-K

          Not applicable.

                                 SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       REPUBLIC BANCORP INC.
                                      ----------------------
                                          (Registrant)



Date:  May 13, 1994                By: /s/ Thomas F. Menacher
                                       ----------------------
                                       Thomas F. Menacher
                                       Chief Financial Officer
                                       (Principal Financial and
                                          Accounting Officer)

                                                                 EXHIBIT A
                        STATEMENT RE COMPUTATION OF
                            PER SHARE EARNINGS


Primary earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable upon exercise of outstanding stock options and warrants. Stock options and warrants were included in earnings per primary common share computed for both periods presented.

Fully diluted earnings per common share are determined on the assumption that the weighted average number of common shares and common equivalent shares outstanding is further increased by the effect of the end of period market price on stock options and stock warrants. Stock options and stock warrants were included in earnings per fully diluted common share computations for 1994 and 1993.

The following table presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the three months ended March 31, 1994 and 1993.


                                                   Three Months Ended
                                                         March 31,
                                                    1994         1993
Average number of common shares
  outstanding . . . . . . . . . . . . . . . . .   13,766,390  12,950,062

Common share equivalents on stock
  options and stock warrants based
  on average market price . . . . . . . . . . .      528,030     816,093

Average number of common shares
  outstanding to compute primary
  earnings per share. . . . . . . . . . . . . .   14,294,420  13,766,155

Incremental common share equivalent
  on stock options and stock warrants
  based on end of period market price . . . . .            -      81,886

Average number of common shares
  outstanding to compute fully
  diluted earnings per share. . . . . . . . . .   14,294,420  13,848,041