Form 10-Q
period 1994-06-30
REPUBLIC BANCORP INC
filed 1994-08-15
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1994              Commission File Number 0-15734



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

                        YES __X__    NO_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 9, 1994:

     Common Stock, $5 Par Value . . . . . . . . . . .  13,913,189 Shares

                                   INDEX

                                                                       Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30,
          1994 and December 31, 1993. . . . . . . . . . .                 1

          Consolidated Statements of Income for the
          Three Months and Six Months Ended June 30,
          1994 and 1993 . . . . . . . . . . . . . . . . .                 2

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1994 and 1993 . . . .                 3

          Notes to Unaudited Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . .                 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . . .                 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . .                20

Item 2.   Changes in Securities . . . . . . . . . . . . .                20

Item 3.   Defaults upon Senior Securities . . . . . . . .                20

Item 4.   Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . .                20

Item 5.   Other Information . . . . . . . . . . . . . . .                20

Item 6.   Exhibit and Reports on Form 8-K . . . . . . . .                20


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . .                21

Statements RE:  Computation of Per Share Earnings . . . .         Exhibit A

                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)                           June 30,      Dec. 31,
                                                  1994          1993
                                                ----------    ----------
ASSETS
Cash and due from banks . . . . . . . . . .     $   17,598    $   23,508
Other cash investments. . . . . . . . . . .          1,701         4,517
                                                ----------    ----------
Cash and cash equivalents . . . . . . . . .         19,299        28,025
Mortgage loans held for sale. . . . . . . .        213,547       507,795
Securities:
   Held to maturity (aggregate market value
    of $258,493, 1994 and $108,360, 1993) .        266,027       107,398
   Available for sale (amortized cost of
    $282,092 at June 30, 1994). . . . . . .        277,819             -
   Held for sale (aggregate market value of
    $51,794 at December 31, 1993) . . . . .              -        51,044

Loans . . . . . . . . . . . . . . . . . . .        508,610       407,117
   Less allowance for loan losses . . . . .          5,896         7,214
                                                ----------    ----------
Net loans . . . . . . . . . . . . . . . . .        502,714       399,903
Premises and equipment, net . . . . . . . .         16,730        16,295
Purchased mortgage servicing rights . . . .         22,749        18,428
Other assets. . . . . . . . . . . . . . . .         54,772        41,706
                                                ----------    ----------
      Total assets. . . . . . . . . . . . .     $1,373,657    $1,170,594
                                                ==========    ==========
LIABILITIES
Deposits:
   Non-interest bearing . . . . . . . . . .     $  126,491    $  153,474
   Interest bearing . . . . . . . . . . . .        680,139       680,260
                                                ----------    ----------
      Total deposits. . . . . . . . . . . .        806,630       833,734
Federal funds purchased and reverse
  repurchase agreements . . . . . . . . . .        260,301        35,572
Short-term borrowings . . . . . . . . . . .         37,952       101,273
FHLB advances . . . . . . . . . . . . . . .         65,000        23,000
Accrued and other liabilities . . . . . . .         39,845        45,123
Long-term debt. . . . . . . . . . . . . . .         44,554        19,970
                                                ----------    ----------
   Total liabilities. . . . . . . . . . . .      1,254,282     1,058,672
                                                ----------    ----------
Minority Interest . . . . . . . . . . . . .            835           489
                                                ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value;
  5,000,000 shares authorized, none issued
  and outstanding . . . . . . . . . . . . .              -             -
Common stock, $5 par value, 20,000,000
  shares authorized; 13,907,856 and
  13,747,771 shares issued and outstanding,
  respectively. . . . . . . . . . . . . . .         69,539        68,739
Capital surplus . . . . . . . . . . . . . .         27,432        27,229
Unrealized loss on securities available
  for sale. . . . . . . . . . . . . . . . .         (2,777)            -
Retained earnings . . . . . . . . . . . . .         24,346        15,465
                                                ----------    ----------
  Total shareholders' equity. . . . . . . .        118,540       111,433
                                                ----------    ----------
     Total liabilities and shareholders'
       equity . . . . . . . . . . . . .         $1,373,657    $1,170,594
                                                ==========    ==========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                           1994       1993       1994       1993
INTEREST INCOME                           -------    -------    -------    -------
Loans, including fees . . . . . . . . .   $12,952    $16,893    $25,842    $31,744
Securities:
   Held to maturity . . . . . . . . . .     3,282      2,935      4,639      5,892
   Available for sale . . . . . . . . .     3,056          -      4,413          -
   Held for sale. . . . . . . . . . . .         -        583          -        951
Money market investments. . . . . . . .        42        394        334      1,077
                                          -------    -------    -------    -------
    Total interest income . . . . . . .    19,332     20,805     35,228     39,664
                                          -------    -------    -------    -------
INTEREST EXPENSE
Demand deposits . . . . . . . . . . . .       601        465      1,194        882
Savings and time deposits . . . . . . .     5,911      8,344     11,761     16,961
Short-term borrowings . . . . . . . . .     2,545      1,405      3,704      2,389
FHLB advances . . . . . . . . . . . . .       691        439        993        875
Long-term debt. . . . . . . . . . . . .       915        444      1,374        820
                                          -------    -------    -------    -------
    Total interest expense. . . . . . .    10,663     11,097     19,026     21,927
                                          -------    -------    -------    -------
Net interest income . . . . . . . . . .     8,669      9,708     16,202     17,737
Provision for loan losses . . . . . . .        17        204         64        321
                                          -------    -------    -------    -------
Net interest income after provision
  for loan losses . . . . . . . . . . .     8,652      9,504     16,138     17,416
                                          -------    -------    -------    -------
NON-INTEREST INCOME
Service charges . . . . . . . . . . . .       317        363        669        719
Mortgage banking. . . . . . . . . . . .    16,587     22,742     44,410     37,938
Gain on sale of securities. . . . . . .        36        381        519        381
Gain on sale of commercial loans. . . .       470      1,054        470      1,054
Gain on sale of SBA loans . . . . . . .       147          -        381          -
Other . . . . . . . . . . . . . . . . .       200        334        708        597
                                          -------    -------    -------    -------
    Total non-interest income . . . . .    17,757     24,874     47,157     40,689
                                          -------    -------    -------    -------
NON-INTEREST EXPENSE
Salaries and employee benefits. . . . .     9,850     14,941     26,722     24,360
Occupancy expense of premises . . . . .     1,344      1,078      2,643      2,087
Equipment expense . . . . . . . . . . .     1,034        734      2,078      1,392
Other . . . . . . . . . . . . . . . . .     6,892      7,887     15,148     13,315
Minority interest . . . . . . . . . . .         -        119          -        130
                                          -------    -------    -------    -------
    Total non-interest expense. . . . .    19,120     24,759     46,591     41,284
                                          -------    -------    -------    -------
Income before income taxes. . . . . . .     7,289      9,619     16,704     16,821
Provision for income taxes. . . . . . .     2,282      3,225      5,615      5,628
                                          -------    -------    -------    -------
Net income before cumulative effect of
  change in accounting principle. . . .     5,007      6,394     11,089     11,193
Cumulative effect of change in
  accounting principle. . . . . . . . .         -          -          -        950
                                          -------    -------    -------    -------
NET INCOME. . . . . . . . . . . . . . .   $ 5,007    $ 6,394    $11,089    $12,143
                                          =======    =======    =======    =======
NET INCOME PER COMMON SHARE
Income before cumulative effect of
  change in accounting principle. . . .   $   .35    $   .46    $   .78    $   .81
Cumulative effect of change in
  accounting principle. . . . . . . . .         -          -          -        .07
                                          -------    -------    -------    -------
Net income per common shares outstanding
  - primary and fully diluted . . . . .   $   .35    $   .46    $   .78    $   .88
                                          =======    =======    =======    =======
Avg. common shares outstanding-fully
  diluted . . . . . . . . . . . . . . .    14,302     13,879     14,298     13,864
                                          =======    =======    =======    =======
Cash dividend declared per common share   $   .08    $   .06    $   .16    $   .11
                                          =======    =======    =======    =======

                     REPUBLIC BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                        1994             1993
                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . .  $    11,089      $    12,143
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization . . . . . . . . .        2,135            1,373
    Amortization of purchased mortgage servicing
      rights. . . . . . . . . . . . . . . . . . . .        2,361            1,580
    Provision for loan losses . . . . . . . . . . .           64              321
    Provision for loss on real estate . . . . . . .            -              505
    Gain on sale of other real estate . . . . . . .            -              (86)
    Gain on sale of securities held for sale  . . .            -             (381)
    Gain on sale of securities available for sale .         (519)               -
    Gain on sale of mortgage servicing rights . . .      (24,122)          (6,362)
    Gain on sale of loans . . . . . . . . . . . . .         (850)               -
    (Increase)/decrease in interest receivable. . .       (3,063)             597
    Increase/(decrease) in interest payable . . . .          263             (168)
    Decrease in deferred loan fees. . . . . . . . .         (688)            (257)
    Net premium amortization on securities. . . . .          201              305
    (Increase)/decrease in other assets . . . . . .       26,481           (1,091)
    Increase/(decrease) in other liabilities. . . .       (6,196)          16,736
    Proceeds from sale of loans held for sale . . .    2,033,456        1,767,975
    Origination of loans held for sale. . . . . . .   (1,739,208)      (1,907,220)
    Other . . . . . . . . . . . . . . . . . . . . .         (919)               -
                                                     -----------      -----------
         Total adjustments. . . . . . . . . . . . .      289,396         (126,173)
                                                     -----------      -----------
Net cash provided by/(used in) operating
  activities. . . . . . . . . . . . . . . . . . . .      300,485         (114,030)
                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights . . . . . . .      (16,354)          (7,802)
Net increase in receivable on sale of mortgage
  servicing rights. . . . . . . . . . . . . . . . .      (17,224)          (2,204)
Proceeds from sale of mortgage servicing rights . .       16,616            7,167
Proceeds from sale of securities available for sale       32,648                -
Proceeds from sale of securities held for sale. . .            -           18,943
Proceeds from maturities/principal payments of
  securities available for sale . . . . . . . . . .       28,463                -
Proceeds from maturities/principal payments of
  securities held to maturity . . . . . . . . . . .       11,026           34,436
Proceeds from maturities/principal payments of
  securities held for sale. . . . . . . . . . . . .            -            4,227
Purchase of securities available for sale . . . . .     (219,913)               -
Purchase of securities held to maturity . . . . . .     (241,486)         (40,698)
Purchase of securities held for sale. . . . . . . .            -          (17,071)
Proceeds from sale of other real estate . . . . . .            -              681
Recoveries on loans previously charged off. . . . .          153              119
Proceeds from sale of loans . . . . . . . . . . . .       14,377           25,169
Net increase in loans made to customers . . . . . .     (115,894)          (8,453)
Premises and equipment expenditures . . . . . . . .       (1,311)          (4,133)
                                                     -----------      -----------
Net cash provided by/(used in) investing
  activities. . . . . . . . . . . . . . . . . . . .     (508,899)          10,381
                                                     -----------      -----------

                     REPUBLIC BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                          Six Months Ended
                                                               June 30,
(continued)                                             1994             1993
                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits,
  NOW accounts and savings accounts . . . . . . . .       (3,356)          36,161
Net decrease in certificates of deposit . . . . . .      (23,748)         (29,730)
Net increase in short-term borrowings . . . . . . .      203,406           49,241
Net proceeds from issuance of common shares . . . .          949            1,920
Dividends paid. . . . . . . . . . . . . . . . . . .       (2,209)          (1,197)
Net increase/(decrease) in minority interest. . . .          346             (183)
Payments on long-term debt. . . . . . . . . . . . .         (413)          (3,988)
Proceeds from issuance of subordinated notes,
  net of issuance cost. . . . . . . . . . . . . . .            -           16,492
Proceeds from issuance of senior debentures,
  net of issuance cost. . . . . . . . . . . . . . .       24,713                -
                                                     -----------      -----------
Net cash provided by financing activities . . . . .      199,688           68,716
                                                     -----------      -----------
Net decrease in cash and cash equivalents . . . . .       (8,726)         (34,933)
Cash and cash equivalents at beginning of period. .       28,025           97,855
                                                     -----------      -----------
Cash and cash equivalents at end of period. . . . .  $    19,299      $    62,922
                                                     ===========      ===========
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . .  $    18,764      $    22,095
  Income taxes. . . . . . . . . . . . . . . . . . .        5,814            4,503

Non-cash investing activities:
- - -    During the six months ended June 30, 1994 and 1993, the Company incurred charge-offs on portfolio loans of $1,185,000 and $324,000, respectively.

- - -    During the six months ended June 30, 1993, the Company securitized residential real estate portfolio loans into mortgage-backed securities held for sale of $18.6 million.

                     REPUBLIC BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 1994 and 1993

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended June 30, 1994 and 1993 and for the six months ended June 30, 1994 and 1993, as well as the financial position at June 30, 1994 and cash flows for the six months ended June 30, 1994 and 1993.

Certain reclassifications have been made in the consolidated financial statements for 1993 to conform with the 1994 presentation.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Republic Bancorp Inc., and the accounts of three wholly owned subsidiaries: Republic Bank, Republic Bancorp Mortgage Inc. and Republic Savings Bank (formerly Horizon Savings Bank). The consolidated financial statements also include the accounts of Market Street Mortgage Corporation and CUB Funding Corporation, of which the Company owns an 80% majority interest in both entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In accordance with Statement No. 115, Securities Available for Sale include only those securities available to be sold prior to final maturity. The Company classifies securities available for sale based on management of its asset and liability position and liquidity needs. Using the specific identification method such securities are carried at market value, with a corresponding market value adjustment carried, net of tax, as a separate component of shareholders' equity. The adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities. Securities available for sale consist primarily of adjustable rate mortgage-backed securities.

The following is a summary of available for sale securities and held to maturity securities:

                                    Available for Sale Securities
                               ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
June 30, 1994 (in thousands)    Cost       Gains       Losses      Value
                               --------  ----------  ----------  ---------
U.S. Treasury Obligations .           -         -           -           -
U.S. Government Agency
  Obligations . . . . . . .    $  4,120    $   10      $  213    $  3,917
Collateralized Mortgage
  Obligations . . . . . . .       5,308         -          58       5,250
Mortgage-Backed Securities.     253,496       234       3,875     249,855
Other Securities. . . . . .      19,168         -         371      18,797
                               --------    ------      ------    --------
                               $282,092    $  244      $4,517    $277,819
                               ========    ======      ======    ========
                                      Held to Maturity Securities
                               -------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
June 30, 1994 (in thousands)    Cost       Gains       Losses      Value
                               --------  ----------  ----------  ---------
U.S. Treasury Obligations .    $ 82,361     $  -       $1,422    $ 80,939
U.S. Government Agency
  Obligations . . . . . . .      60,625        -          908      59,717
Collateralized Mortgage
  Obligations . . . . . . .     108,268        7        4,632     103,643
Mortgage-Backed Securities.      13,411       42          604      12,849
Other Securities. . . . . .       1,362        9           26       1,345
                               --------     ----       ------    --------
                               $266,027     $ 58       $7,592    $258,493
                               ========     ====       ======    ========

The gross realized gains and losses on sales of available for sale securities totaled $36,000 and $0, respectively, for the quarter ended June 30, 1994, and $519,000 and $0, respectively, for the six months ended June 30, 1994.

The following tables detail the components of the securities held to maturity and securities available for sale portfolio and the amortized cost and market value of the portfolio classified by maturity at June 30, 1994. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES AVAILABLE FOR SALE
Maturity Distribution
($ in thousands)
June 30, 1994
                                       U.S. Govt.     Collateralized          Mortgage-
                      U.S. Treas.       Agency           Mortgage              Backed             Other
                      Obligations     Obligations       Obligations           Securities        Securities             Total
                     -------------  ----------------  ---------------    -------------------  ---------------    ------------------
                     Book     Mkt.   Book      Mkt.   Book      Mkt.      Book        Mkt.    Book      Mkt.      Book       Mkt.
                     Value   Value   Value    Value   Value    Value      Value      Value    Value     Value     Value     Value
                     -----   -----  -------  -------  ------   ------    --------   --------  -------  -------   --------  --------
Due within one year      -       -        -        -       -        -           -          -  $19,168  $18,797   $ 19,168  $ 18,797
One to five years        -       -  $ 3,170  $ 2,967       -        -           -          -        -        -      3,170     2,967
Five to ten years        -       -      675      679       -        -           -          -        -        -        675       679
After ten years          -       -      275      271  $5,308   $5,250    $253,496   $249,855        -        -    259,079   255,376
                     -----   -----  -------  -------  ------   ------    --------   --------  -------  -------   --------  --------
                         -       -  $ 4,120  $ 3,917  $5,308   $5,250    $253,496   $249,855  $19,168  $18,797   $282,092  $277,819
                     =====   =====  =======  =======  ======   ======    ========   ========  =======  =======   ========  ========

SECURITIES HELD TO MATURITY
Maturity Distribution
($ in thousands)
June 30, 1994
                                          U.S. Govt.      Collateralized        Mortgage-
                       U.S. Treas.          Agency           Mortgage            Backed             Other
                       Obligations        Obligations       Obligations         Securities        Securities           Total
                     ----------------  ----------------  ------------------  ----------------   ---------------  ------------------
                      Book      Mkt.    Book      Mkt.    Book       Mkt.     Book      Mkt.    Book      Mkt.    Book       Mkt.
                      Value    Value    Value    Value    Value     Value     Value    Value    Value    Value    Value     Value
                     -------  -------  -------  -------  --------  --------  -------  -------   ------   ------  --------  --------
Due within one year  $ 1,000  $ 1,000        -        -         -         -        -        -   $   20   $   20  $  1,020  $  1,020
One to five years     81,361   79,939  $60,625  $59,717  $  2,396  $  2,353  $ 5,277  $ 5,122      162      164   149,821   147,295
Five to ten years          -        -        -        -    11,841    11,459    8,134    7,727      210      218    20,185    19,404
After ten years            -        -        -        -    94,031    89,831        -        -      970      943    95,001    90,774
                     -------  -------  -------  -------  --------  --------  -------  -------   ------   ------  --------  --------
                     $82,361  $80,939  $60,625  $59,717  $108,268  $103,643  $13,411  $12,849   $1,362   $1,345  $266,027  $258,493
                     =======  =======  =======  =======  ========  ========  =======  =======   ======   ======  ========  ========

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORTGAGE BANKING
During the second quarter and first half of 1994, the Company closed $757 million and $1.8 billion, respectively, in single-family, owner occupied, residential mortgage loans, compared to $1.27 billion and $1.93 billion closed during the second quarter of 1993 and first half of 1993, respectively. The decrease in mortgage loan closings was primarily attributable to the higher interest rate environment which has significantly reduced the number of refinanced mortgages.

The decrease in mortgage loan volume resulted in a decrease of mortgage banking income of $6.1 million, from $22.7 million in the second quarter of 1993 to $16.6 million in 1994. Mortgage banking income increased $6.5 million from $37.9 million during the first half of 1993 to $44.4 million for the first half of 1994. This increase was primarily due to increased gains on sale of servicing of $17.8 million, offset by decreased gains on sale of mortgages of $13.4 million for the comparable period. A breakdown of income from mortgage banking activities is summarized as follows:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                              ------------------   ------------------
                                1994       1993      1994      1993
                              -------    -------   -------    -------
Net mortgage loan
 servicing fees . . . . . .   $ 1,537    $   953   $ 2,990   $ 2,392
Origination fee income  . .     6,516      8,128    15,135    13,667
Gain on sale of mortgages .       167     10,689     2,164    15,517
Gain on sale of servicing .     8,367      2,972    24,121     6,362
                              -------    -------   -------   -------
  Total mortgage
   banking income . . . . .   $16,587    $22,742   $44,410   $37,938
                              =======    =======   =======   =======

The Company generates origination fee income primarily through its retail mortgage loan operation. The Company's retail mortgage loan closings increased to $1.02 billion for the first half of 1994 compared to $927 million for 1993. The increase in retail mortgage closings resulted in an increase in origination fee income of $1.5 million over the first half of 1993. Retail mortgage loan closings for the second quarter of 1994 were $491 million, compared to $611 million for the second quarter of 1993, resulting in a corresponding decrease in origination fee income of $1.6 million.

The majority of the Company's residential mortgage production during 1994 and 1993 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the second quarter and first half of 1994, the Company's gain on sale of mortgages totaled $167,000 and $2.2 million, respectively, compared to $10.7 million and $15.5 million, respectively, for the same periods in 1993. The decrease in the gain on sale of mortgages was due to the decline in margins from rising interest rates.

During the second quarters of 1994 and 1993, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $1.3 billion and $210 million, respectively, resulting in gains of $8.4 million and $3.0 million, respectively. During the first half of 1994 and 1993, the Company sold mortgage servicing rights on loans with principal balances of $3.4 billion and $624 million, respectively, resulting in gains of $24.1 million and $6.4 million, respectively.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.


RESULTS OF OPERATIONS
- - ---------------------

NET INTEREST INCOME
Net interest income totaled $8.7 million and $16.2 million for the second quarter and first half of 1994, respectively, compared to $9.7 million and $17.7 million, respectively, for the same periods in 1993. The decrease in net interest income was comprised of decreases in both interest income and interest expense for both periods. The decrease in both interest income and interest expense was due to general declines in interest rates earned on interest earning assets and paid on interest bearing liabilities over the last twelve months. In addition, the decrease of mortgage loans held for sale and subsequent redeployment of assets into lower yielding investment securities also resulted in a reduction of interest income.
The net interest margin for the second quarter and first half of 1994 decreased to 3.00% and 3.04%, respectively, from 3.37% and 3.26%, for the same periods in 1993.

The yield on average earning assets for the six month period ending June 30, 1994 decreased to 6.60% from 7.29% for the same period in 1993. Primary factors in the decline in yield on interest earning assets were a 53 basis points decline in average rates earned on mortgage loans held for sale, and a 133 basis point decline in average rates earned on real estate mortgage loans, which reprice annually based primarily on the one year constant maturity treasury index.

Interest expense for the second quarter and first half of 1994 decreased $.4 million and $2.9 million, respectively, for the same periods in 1993. The decrease for the first half of 1994 in average rates was primarily the result of the decrease in the average balance of time deposits which decreased $164 million and the decrease in the average rate paid on time deposits from 5.10% for the first half of 1993 to 4.51% for the first half of 1994.

The following table presents an analysis of average balances and rates for the three month and six month periods ended June 30, 1994 and 1993.

                                          Three Months Ended                    Three Months Ended
                                            June 30, 1994                         June 30, 1993
                                    --------------------------------     --------------------------------
                                     Average                   Avg.       Average                   Avg.
                                    Balance(1)    Interest     Rate      Balance(1)    Interest     Rate
                                    ----------     -------     -----     ----------     -------     -----
Average Assets:
  Money market investments:
    Federal funds sold                       -           -        -      $   42,234     $   327     3.10%
    Other                           $    4,425     $    42     3.79%          9,897          67     2.71
Mortgage loans held for sale           233,587       4,229     7.24         383,321       6,991     7.31
Securities                             458,817       6,338     5.53         253,964       3,518     5.54
Commercial loans                       117,736       2,778     9.44         138,009       2,990     8.67
Real estate mortgage loans             291,811       4,896     6.71         279,523       5,812     8.32
Installment loans                       48,998       1,049     8.56          46,833       1,100     9.42
                                    ----------     -------     -----     ----------     -------     -----
  Total loans, net of unearned
    income                             458,545       8,723     7.61         464,365       9,902     8.54
                                    ----------     -------     -----     ----------     -------     -----
  Total interest earning
    assets                           1,155,374      19,332     6.69       1,153,781      20,805     7.22
                                                   -------     -----                    -------     -----
Allowance for loan losses               (6,490)                              (7,803)
Cash and due from banks                 28,862                               15,822
Other assets                            92,961                               52,383
                                    ----------                           ----------
  Total assets                      $1,270,707                           $1,214,183
                                    ==========                           ==========

Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                        $   91,343         601     2.63          65,945         465     2.82
  Savings deposits                     197,326       1,532     3.11         180,800       1,291     2.86
  Time deposits                        387,148       4,379     4.52         562,600       7,053     5.01
                                    ----------     -------     -----     ----------     -------     -----
    Total interest bearing
      deposits                         675,817       6,512     3.85         809,345       8,809     4.36
Short-term borrowings                  215,109       2,545     4.73         120,829       1,405     4.60
FHLB advances                           59,505         691     4.64          25,000         439     7.02
Long-term debt                          44,852         915     8.16          19,037         444     9.33
                                    ----------     -------     -----     ----------     -------     -----
  Total interest bearing
    liabilities                        995,283      10,663     4.29         974,211      11,097     4.55
                                                   -------     -----                    -------     -----
Non-interest bearing deposits          129,098                              114,863
Other liabilities                       28,219                               31,710
                                    ----------                           ----------
  Total liabilities                  1,152,600                            1,120,784
                                    ----------                           ----------
Shareholders' equity                   118,107                               93,399
                                    ----------                           ----------
  Total liabilities and
    shareholders' equity            $1,270,707                           $1,214,183
                                    ==========                           ==========
Net interest income                                $ 8,669                              $ 9,708
                                                   =======                              =======
Net interest spread                                            2.40%                                2.67%
                                                               =====                                =====
Net interest margin                                            3.00%                                3.37%
                                                               =====                                =====

(1) Non-accrual loans and overdrafts are included in average balances. No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1994 or 1993.

                                           Six Months Ended                      Six Months Ended
                                            June 30, 1994                         June 30, 1993
                                    --------------------------------     --------------------------------
                                     Average                   Avg.       Average                   Avg.
                                    Balance(1)    Interest     Rate      Balance(1)    Interest     Rate
                                    ----------     -------     -----     ----------     -------     -----
Average Assets:
  Money market investments:
    Federal funds sold              $   15,083     $   238     3.16%     $   67,696     $   969     2.86%
    Other                                5,949          96     3.22           7,236         108     2.99
Mortgage loans held for sale           268,457       9,224     6.87         280,278      10,390     7.40
Securities                             342,702       9,052     5.28         238,966       6,843     5.73
Commercial loans                       123,156       5,551     9.01         158,922       7,346     9.24
Real estate mortgage loans             263,533       8,994     6.83         288,242      11,767     8.16
Installment loans                       48,533       2,073     8.53          46,895       2,241     9.55
                                    ----------     -------     -----     ----------     -------     -----
  Total loans, net of unearned
    income                             435,222      16,618     7.64         494,059      21,354     8.64
                                    ----------     -------     -----     ----------     -------     -----
  Total interest earning
    assets                           1,067,413      35,228     6.60       1,088,235      39,664     7.29
                                                   -------     -----                    -------     -----
Allowance for loan losses               (6,828)                              (7,778)
Cash and due from banks                 26,272                               20,561
Other assets                            94,533                               61,966
                                    ----------                           ----------
  Total assets                      $1,181,390                           $1,162,984
                                    ==========                           ==========

Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                        $   90,545       1,194     2.64          60,249         882     2.80
  Savings deposits                     182,160       2,741     3.01         180,407       2,614     2.90
  Time deposits                        400,162       9,020     4.51         564,042      14,347     5.10
                                    ----------     -------     -----     ----------     -------     -----
    Total interest bearing
      deposits                         672,867      12,955     3.85         804,698      17,843     4.43
Short-term borrowings                  150,658       3,704     4.92          87,294       2,389     5.47
FHLB advances                           41,950         993     4.73          25,000         875     7.00
Long-term debt                          32,110       1,374     8.56          16,741         820     9.79
                                    ----------     -------     -----     ----------     -------     -----
  Total interest bearing
    liabilities                        897,585      19,026     4.24         933,733      21,927     4.68
                                                   -------     -----                    -------     -----
Non-interest bearing deposits          126,787                               98,137
Other liabilities                       41,151                               40,801
                                    ----------                           ----------
  Total liabilities                  1,065,523                            1,072,671
                                    ----------                           ----------
Shareholders' equity                   115,867                               90,313
                                    ----------                           ----------
  Total liabilities and
    shareholders' equity            $1,181,390                           $1,162,984
                                    ==========                           ==========
Net interest income                                $16,202                              $17,737
                                                   =======                              =======
Net interest spread                                            2.36%                                2.61%
                                                               =====                                =====
Net interest margin                                            3.04%                                3.26%
                                                               =====                                =====

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

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                 1994 versus 1993                 1994 versus 1993
                                            Inc/(Dec) Due to Change In:         Inc/(Dec) Due to Change In:
                                          -------------------------------     ------------------------------
                                          Average     Average      Net        Average     Average      Net
                                          Balance      Rate       Change      Balance      Rate       Change
                                          -------     -------     -------     -------     -------     -------
Interest income:
Money market investments . . . . . . .    $  (432)    $    80     $  (352)    $  (848)    $   105     $  (743)
Mortgage loans held for sale . . . . .     (2,697)        (65)     (2,762)       (432)       (734)     (1,166)
Securities . . . . . . . . . . . . . .      2,826          (6)      2,820       2,782        (573)      2,209
Loans, net of unearned income (2)  . .       (123)     (1,056)     (1,179)     (2,402)     (2,334)     (4,736)
                                          -------     -------     -------     -------     -------     -------
   Total interest income . . . . . . .       (426)     (1,047)     (1,473)       (900)     (3,536)     (4,436)
                                          -------     -------     -------     -------     -------     -------
Interest expense:
Interest bearing demand deposits . . .        169         (33)        136         367         (55)        312
Savings deposits . . . . . . . . . . .        123         118         241          26         101         127
Time deposits. . . . . . . . . . . . .     (2,036)       (638)     (2,674)     (3,810)     (1,517)     (5,327)
                                          -------     -------     -------     -------     -------     -------
   Total interest bearing deposits . .     (1,744)       (553)     (2,297)     (3,417)     (1,471)     (4,888)

Short-term borrowings. . . . . . . . .      1,100          40       1,140       1,637        (322)      1,315
FHLB advances. . . . . . . . . . . . .        442        (190)        252         465        (347)        118
Long-term debt . . . . . . . . . . . .        533         (62)        471         667        (113)        554
                                          -------     -------     -------     -------     -------     -------
   Total interest expense. . . . . . .        331        (765)       (434)       (648)     (2,253)     (2,901)
                                          -------     -------     -------     -------     -------     -------
   Net interest income . . . . . . . .    $  (757)    $  (282)    $(1,039)    $  (252)    $(1,283)    $(1,535)
                                          =======     =======     =======     =======     =======     =======

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)  Non-accrual loans are included in average balances

NON-INTEREST EXPENSE
Non-interest expense in the second quarter and first half of 1994 was $19.1 million and $46.6 million, respectively, compared to $24.8 million and $41.3 million, respectively, for the same periods in 1993. Salaries and employee benefits are the largest portion of non-interest expense totaling $9.9 million and $26.7 million for the three month and six month periods 1994, respectively. Salaries and employee benefits decreased $5.0 million from $14.9 million in the second quarter of 1993, primarily as a result of lower commissions and incentives paid on decreased mortgage loan volume for the second quarter of 1994. Salaries and employee benefits increased $2.4 million for the first half of 1994, compared to the first half of 1993. This is primarily due to the Company's expanded mortgage delivery system, including the operations of CUB Funding Corporation, which was acquired in November 1993.

FINANCIAL CONDITION

ASSETS
Total assets at June 30, 1994 were $1.37 billion, which represents an increase of $203 million over the $1.17 billion at December 31, 1993. The increase in assets since December 31, 1993 was primarily in securities and loans, offset by a decline in mortgage loans held for sale. The decrease in mortgage loans held for sale was primarily a result of rising interest rates and a decrease in residential loan closings from the quarter ended December 31, 1993. The corresponding increase in securities was a result of investing funds made available due to the decrease in mortgage loans held for sale and increased short-term borrowings through federal funds and reverse repurchase agreements and FHLB advances.

LOANS
Total loans, excluding loans held for sale, at June 30, 1994 increased $101.5 million to $508.6 million from $407.1 million at December 31, 1993. Residential real estate loans increased $117.8 million to 68.2% of total loans at June 30, 1994 from 56.3% at December 31, 1993, due primarily to the Company increasing its portfolio of variable rate residential real estate loans. Commercial loans, including commercial loans secured by real estate, decreased to $110.7 million or 21.8% of total loans at June 30, 1994. The decline was due to a sale of $4.1 million of commercial loans by Republic Savings Bank to another financial institution, $1.6 million of SBA loan sales and loan payoffs. Mortgage loans held for sale decreased to $213.5 million at June 30, 1994 from $508 million at December 31, 1993.

During the second quarter and first half of 1994, the Company closed $3.3 million and $5.5 million, respectively, of Small Business Administration
(SBA) loans. The Company sold $4.7 million of SBA loans during the first six months of the year, resulting in gains of $381,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of June 30, 1994, these loans comprised 85.1% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional residential real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA").

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

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                          June 30,         December 31,
                                            1994               1993
                                      ----------------    ----------------
                                       Amount     %        Amount     %
(Dollars in thousands)                --------  ------    --------  ------
Commercial Loans:
   Secured by real estate. . . .      $ 85,968   16.9%    $ 94,428   23.2%
   Other (generally secured) . .        24,716    4.9       32,114    7.9
                                      --------  ------    --------  ------
     Total commercial loans. . .       110,684   21.8%     126,542   31.1
Residential real estate
  mortgages. . . . . . . . . . .       347,004   68.2      229,203   56.3
Installment loans. . . . . . . .        50,922   10.0       51,372   12.6
                                      --------  ------    --------  ------
     Total portfolio loans . . .      $508,610  100.0%    $407,117  100.0%
                                      ========  ======    ========  ======

At June 30, 1994, the Company had commitments to fund residential real estate loans of $250.3 million. These commitments are expected to settle during the next two months. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $213.5 million, Republic had, at June 30, 1994, firm commitments to sell forward $313.0 million of recently closed or committed residential real estate loans. These sales, which will occur during the third quarter of 1994, will not produce any material gain or loss.

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

                                            June 30,   Dec. 31,   June 30,
                                              1994       1993       1993
(Dollars in thousands)                      --------   --------   --------
Loans past due 90 days or more and still
  accruing interest:
    Commercial                               $  505     $  217     $    -
    Residential real estate mortgages           113          -        112
    Installment                                  80         93         20
                                             ------     ------     ------
       Total                                 $  698     $  310     $  132
                                             ======     ======     ======
Non-accrual loans:
    Commercial                               $1,032     $1,812     $  935
    Residential real estate mortgages         1,103        803      1,041
    Installment                                 133        108         66
                                             ------     ------     ------
       Total                                  2,268      2,723      2,042
    Restructured loans                        1,788      2,140      2,140
    Other real estate owned                   1,131        405      1,592
                                             ------     ------     ------
       Total non-performing assets           $5,187     $5,268     $5,774
                                             ======     ======     ======
Non-performing assets as a percentage of:
    Total loans and OREO (1)                  1.02%      1.29%      1.24%
    Total loans and OREO (2)                   .72%       .58%       .66%
    Total assets                               .38%       .45%       .47%

(1) Excluding mortgage loans held for sale.
(2) Including mortgage loans held for sale.

At June 30, 1994, approximately $3.6 million, or .71% of portfolio loans were 30-89 days delinquent.

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

As of June 30, 1994, the allowance for estimated loan losses was $5.9 million or 1.16% of total loans, excluding mortgage loans held for sale, compared with $7.2 million or 1.77% as of December 31, 1993. The allowance for estimated loan losses as a percentage of non-performing loans was 145.4% at June 30, 1994 versus 148.3% at December 31, 1993.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table.

                                                   Six Months Ended
                                                       June 30,
                                                   1994        1993
                                                 --------    --------
Allowance for estimated loan losses:
Balance at January 1                              $7,214      $7,684
  Loans charged off                               (1,185)       (324)
  Recoveries of loans previously charged off         153         121
                                                  ------      ------
Net charge-offs                                   (1,032)       (203)
Provision charged to expense                          64         321
Reduction due to sale of commercial loans           (350)       (593)
                                                  ------      ------
Balance at June 30                                $5,896      $7,209
                                                  ======      ======

SECURITIES
The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term, with estimated average maturities of less than five years, or at adjustable rates. The securities portfolio, including securities available for sale, constituted 40.0% of the Company's assets at June 30, 1994, compared to 13.5% at December 31, 1993. The increase in the securities portfolio is due to the redeployment of funds received from the reduction of mortgage loans held for sale combined with increased levels of funds borrowed through reverse repurchase agreements.

Certain securities, with a carrying value of approximately $262.0 million and $25.5 million at June 30, 1994 and December 31, 1993, respectively, were pledged to secure reverse repurchase agreements and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.


LIABILITIES

DEPOSITS
Non-interest bearing deposits decreased $27.0 million, or 17.6%, from $153.5 million at December 31, 1993 to $126.5 million at June 30, 1994, primarily due to a decrease in official checks outstanding. Interest bearing deposits of $680.1 million at June 30, 1994 were nearly equal to the December 31, 1993 balance of $680.3 million.

SHORT-TERM BORROWINGS
As of June 30, 1994, the Company had federal fund borrowings of $8.7 million that matured on July 1, 1994. The average interest rate paid on federal fund borrowings for the second quarter of 1994 was 4.25%. The Company also had $251.6 million of securities sold under agreements to repurchase at an average rate of 4.51%. Such agreements, which mature in the third quarter of 1994, are secured by certain securities with a carrying value of $262.0 million. The proceeds from the reverse repurchase agreements were used to fund mortgage loan closings and securities purchases.

Market Street Mortgage Corporation has a $75 million warehousing line of credit agreement with G.E. Capital Mortgage Services, Inc. used for the purpose of funding the origination of mortgage loans by Market Street, and CUB Funding Corporation, which expires in July 1995. Interest, which is payable monthly, is calculated at 1.75% plus the monthly commercial paper rate. Due to the decreased mortgage loan origination volume, borrowings under this warehousing line of credit decreased to $34.3 million at June 30, 1994 from $85.5 million at December 31, 1993. During the first six months of 1994, the average borrowings and interest rate paid on this warehousing line were $42.0 million and 6.20%, respectively.

Republic Bancorp Mortgage Inc. has a $50 million warehousing line of credit with NBD Bank, N.A. and Comerica, Inc., used to fund the acquisition or origination of mortgage loans by Republic Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in April 1995. Republic Mortgage is required to pay interest on the unpaid principal amount on each borrowing at either the prime rate or federal funds rate plus 175 basis points. Due to the decreased mortgage loan volume, borrowings under this line decreased $13.0 million, to $1.9 million at June 30, 1994 from $14.9 million at December 31, 1993. During the first six months of 1994, the average borrowings and interest rate paid on this line were $11.6 million and 5.55%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. At June 30, 1994 no amounts were outstanding under this Credit Agreement.

FHLB ADVANCES
Republic Savings Bank has outstanding two advances from the Federal Home Loan Bank ("FHLB"), a $10 million advance with an interest rate of 7.15%, maturing in February 1997, and a $5 million advance with an interest rate of 4.45%, maturing in December 1995. These advances are secured by first mortgage loans equal to at least 150% of the advances under a blanket security agreement, with interest payable monthly for both advances.

In order to provide liquidity needs for mortgage loan originations, Republic Savings also has a $65 million line of credit with the FHLB. As of June 30, 1994, borrowing under this line totaled $50.0 million with an average interest rate paid of 4.11%.

LONG-TERM DEBT
Republic Bancorp Mortgage has a mortgage loan in the amount of $2.0 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of June 30, 1994, $87,000 of the total $2.0 million is classified as short-term borrowings.

Market Street Mortgage Corporation has a note payable with Poughkeepsie Savings Bank, F.S.B. of $2.0 million, secured by the servicing rights underlying the Poughkeepsie mortgages which are serviced by Market Street. Interest is payable at the prime rate plus 2%, or 9.25% at June 30, 1994, and is payable in twelve equal quarterly installments commencing February 1993 with final maturity due November 30, 1995. As of June 30, 1994, $743,000 of the remaining $1.1 million is classified as short-term borrowings.

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

CAPITAL RESOURCES
Total shareholders' equity at June 30, 1994 was $118.5 million compared to $111.4 million at December 31, 1993. The increase of $7.1 million during the first six months was due primarily to earnings net of dividends.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At June 30, 1994, Republic's Tier 1 Capital and Total risk-based capital ratios were 17.92% and 21.64%, respectively, versus 16.35% and 20.19%, respectively at December 31, 1993. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of June 30, 1994, total risk-based capital was $134.9 million, an excess of $85.0 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at June 30, 1994 was 10.23%, versus 8.43% at December 31, 1993.

The Company is committed to maintaining a strong capital position. As of June 30, 1994, Republic Bank and Republic Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Republic and its subsidiaries are also parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.   Changes in Securities

          At the May 19, 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.08 per share on common stock, payable on July 8, 1994 to shareholders of record on June 10, 1994.

Item 3.   Defaults upon Senior Securities

          During the interim period covered by this report, there were no defaults upon senior securities.

Item 4.   Submission of Matters to Vote of Security Holders

          During the interim period covered by this report, there were no matters submitted to a vote of security holders. However, pursuant to the Company's proxy statement dated March 25, 1994, shareholders at the Company's April 27, 1994 annual meeting elected the following directors of the Company:

          Name                    Position                    Director Since
          ----                    --------                    --------------
          Jerry D. Campbell       Chairman of the Board,          1985
                                   Chief Executive Officer
                                   and President
          Bruce L. Cook           Director                        1985
          Richard J. Cramer       Director                        1991
          George A. Eastman       Director                        1990
          Howard J. Hulsman       Director                        1985
          Gary Hurand             Director                        1990
          Dennis J. Ibold         Director                        1993
          Stephen M. Klein        Director                        1988
          John J. Lennon          Director                        1993
          Sam H. McGoun           Director                        1990
          Kelly E. Miller         Director                        1990
          John F. Northway        Director                        1988
          Joe D. Pentecost        Director                        1985
          George B. Smith         Director                        1987
          Jeoffrey K. Stross      Director                        1993
          Lyman H. Treadway       Director                        1993

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




                                       REPUBLIC BANCORP INC.
                                      ----------------------
                                          (Registrant)



Date:  August 12, 1994             By: /s/ Thomas F. Menacher
                                       ---------------------------
                                       Thomas F. Menacher
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

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

The following table presents information necessary for the computation of earnings per share, on both primary and fully diluted bases, for the three and six months ended June 30, 1994 and 1993.

                             Three Months Ended          Six Months Ended
                                   June 30,                  June 30,
                             1994          1993         1994         1993
                           ----------   ----------   ----------   ----------
Average number of
 common shares
 outstanding . . . . . .   13,837,648   13,176,492   13,802,216   13,063,902

Common share
 equivalents on
 stock options
 and stock warrants
 based on average
 market price. . . . . .      460,132      702,739      493,893     759,104
                           ----------   ----------   ----------   ---------
Average number of
 common shares
 outstanding to
 compute primary
 earnings per share. . .   14,297,780   13,879,231   14,296,109   13,823,006

Incremental common
 share equivalent
 on stock options
 and stock warrants
 based on end of
 period market price . .        4,192            -        2,108       40,716
                           ----------   ----------   ----------   ----------
Average number of
 common shares
 outstanding to
 compute fully
 diluted earnings
 per share . . . . . . .   14,301,972   13,879,231   14,298,217   13,863,722
                           ==========   ==========   ==========   ==========