Form 10-Q
period 1994-09-30
REPUBLIC BANCORP INC
filed 1994-11-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1994        Commission File Number 0-15734



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

Common Stock Outstanding as of November 11, 1994:

     Common Stock, $5 Par Value . . . . . . . . . . .  13,929,155 Shares

                                     INDEX

                                                                 Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30,
         1994 and December 31, 1993. . . . . . . . . . . .          1

         Consolidated Statements of Income for the
         Three Months and Nine Months Ended September 30,
         1994 and 1993 . . . . . . . . . . . . . . . . . .          2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1994 and 1993 . .          3

         Notes to Unaudited Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . .          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . .          8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .         21

Item 2.  Changes in Securities . . . . . . . . . . . . . .         21

Item 3.  Defaults upon Senior Securities . . . . . . . . .         21

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . .         21

Item 5.  Other Information . . . . . . . . . . . . . . . .         21

Item 6.  Exhibit and Reports on Form 8-K . . . . . . . . .         21


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . .         22

EXHIBITS:

Statements RE:  Computation of Per Share Earnings. . . . . Exhibit 11

Financial Data Schedule. . . . . . . . . . . . . . . . . . Exhibit 27

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)                          Sept. 30,      Dec. 31,
                                                  1994           1993
                                                ----------    ----------
ASSETS
Cash and due from banks . . . . . . . . . .     $   20,402    $   23,508
Other cash investments. . . . . . . . . . .          4,414         4,517
                                                ----------    ----------
Cash and cash equivalents . . . . . . . . .         24,816        28,025
Mortgage loans held for sale. . . . . . . .        184,748       507,795
Securities:
   Held to maturity (aggregate market value
    of $263,430, 1994 and $108,360, 1993) .        272,577       107,398
   Available for sale (amortized cost of
    $260,311 at September 30, 1994) . . . .        254,526             -
   Held for sale (aggregate market value of
    $51,794 at December 31, 1993) . . . . .              -        51,044

Loans . . . . . . . . . . . . . . . . . . .        519,113       407,117
   Less allowance for loan losses . . . . .          5,851         7,214
                                                ----------    ----------
Net loans . . . . . . . . . . . . . . . . .        513,262       399,903
Premises and equipment, net . . . . . . . .         16,416        16,295
Purchased mortgage servicing rights . . . .         56,464        18,428
Other assets. . . . . . . . . . . . . . . .         47,542        41,706
                                                ----------    ----------
      Total assets. . . . . . . . . . . . .     $1,370,351    $1,170,594
                                                ==========    ==========
LIABILITIES
Deposits:
   Non-interest bearing . . . . . . . . . .     $  116,731    $  153,474
   Interest bearing . . . . . . . . . . . .        770,125       680,260
                                                ----------    ----------
      Total deposits. . . . . . . . . . . .        886,856       833,734
Federal funds purchased and reverse
  repurchase agreements . . . . . . . . . .        184,049        35,572
Short-term borrowings . . . . . . . . . . .         20,193       101,273
FHLB advances . . . . . . . . . . . . . . .         51,500        23,000
Accrued and other liabilities . . . . . . .         59,225        45,123
Long-term debt. . . . . . . . . . . . . . .         48,347        19,970
                                                ----------    ----------
   Total liabilities. . . . . . . . . . . .      1,250,170     1,058,672
                                                ----------    ----------
Minority Interest . . . . . . . . . . . . .            583           489
                                                ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value;
  5,000,000 shares authorized, none issued
  and outstanding . . . . . . . . . . . . .              -             -
Common stock, $5 par value, 20,000,000
  shares authorized; 13,929,155 and
  13,747,771 shares issued and outstanding,
  respectively. . . . . . . . . . . . . . .         69,646        68,739
Capital surplus . . . . . . . . . . . . . .         27,453        27,229
Unrealized loss on securities available
  for sale. . . . . . . . . . . . . . . . .         (3,760)            -
Retained earnings . . . . . . . . . . . . .         26,259        15,465
                                                ----------    ----------
  Total shareholders' equity. . . . . . . .        119,598       111,433
                                                ----------    ----------
   Total liabilities and shareholders'
    equity . . . . . . . . . . . . .            $1,370,351    $1,170,594
                                                ==========    ==========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1994     1993        1994    1993
INTEREST INCOME                          -------  -------     ------- -------
Loans, including fees . . . . . . . . .  $13,998    $17,132    $39,840    $48,876
Securities:
   Held to maturity . . . . . . . . . .    4,111      1,435      8,750      7,327
   Available for sale . . . . . . . . .    3,446          -      7,859          -
   Held for sale. . . . . . . . . . . .        -        637          -      1,588
Money market investments. . . . . . . .       65        297        399      1,374
                                         -------    -------    -------    -------
    Total interest income . . . . . . .   21,620     19,501     56,848     59,165
                                         -------    -------    -------    -------
INTEREST EXPENSE
Demand deposits . . . . . . . . . . . .      568        441      1,762      1,323
Savings and time deposits . . . . . . .    6,663      7,072     18,424     24,033
Short-term borrowings . . . . . . . . .    3,828      2,154      7,532      4,543
FHLB advances . . . . . . . . . . . . .      559        313      1,552      1,188
Long-term debt. . . . . . . . . . . . .      912        485      2,286      1,305
                                         -------    -------    -------    -------
    Total interest expense. . . . . . .   12,530     10,465     31,556     32,392
                                         -------    -------    -------    -------
Net interest income . . . . . . . . . .    9,090      9,036     25,292     26,773
Provision for loan losses . . . . . . .       20        190         84        511
                                         -------    -------    -------    -------
Net interest income after provision
  for loan losses . . . . . . . . . . .    9,070      8,846     25,208     26,262
                                         -------    -------    -------    -------
NON-INTEREST INCOME
Service charges . . . . . . . . . . . .      337        390      1,006      1,109
Mortgage banking. . . . . . . . . . . .   13,704     22,250     58,527     60,188
Gain on sale of securities. . . . . . .       49      1,135        568      1,516
Gain on sale of commercial loans. . . .        -        517        470      1,571
Gain on sale of SBA loans . . . . . . .      212        243        593        243
Other . . . . . . . . . . . . . . . . .      114        285        409        882
                                         -------    -------    -------    -------
    Total non-interest income . . . . .   14,416     24,820     61,573     65,509
                                         -------    -------    -------    -------
NON-INTEREST EXPENSE
Salaries and employee benefits. . . . .   10,366     14,504     37,088     38,864
Occupancy expense of premises . . . . .    1,514      1,170      4,157      3,257
Equipment expense . . . . . . . . . . .      933        774      3,011      2,166
Other . . . . . . . . . . . . . . . . .    6,080      7,450     21,228     20,765
Minority interest . . . . . . . . . . .        -        106          -        236
                                         -------    -------    -------    -------
    Total non-interest expense. . . . .   18,893     24,004     65,484     65,288
                                         -------    -------    -------    -------
Income before income taxes. . . . . . .    4,593      9,662     21,297     26,483
Provision for income taxes. . . . . . .    1,568      3,586      7,183      9,214
                                         -------    -------    -------    -------
Net income before cumulative effect of
  change in accounting principle. . . .    3,025      6,076     14,114     17,269
Cumulative effect of change in
  accounting principle. . . . . . . . .        -          -          -        950
                                         -------    -------    -------    -------
NET INCOME. . . . . . . . . . . . . . .  $ 3,025    $ 6,076    $14,114    $18,219
                                         =======    =======    =======    =======
NET INCOME PER COMMON SHARE
Income before cumulative effect of
  change in accounting principle. . . .  $   .21    $   .43    $   .99    $  1.24
Cumulative effect of change in
  accounting principle. . . . . . . . .        -          -          -        .07
                                         -------    -------    -------    -------
Net income per common shares
  outstanding - primary and fully
  diluted . . . . . . . . . . . . . . .  $   .21    $   .43    $   .99    $  1.31
                                         =======    =======    =======    =======
Avg. common shares outstanding-fully
  diluted . . . . . . . . . . . . . . .   14,365     14,110     14,321     13,947
                                         =======    =======    =======    =======
Cash dividend declared per common share  $   .08    $   .06    $   .24    $   .17
                                         =======    =======    =======    =======

                      REPUBLIC BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                              (Dollars in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                           1994         1993
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . .    $    14,114    $    18,219
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization . . . . . . . . .          3,079          2,134
    Amortization of purchased mortgage servicing
      rights. . . . . . . . . . . . . . . . . . . .          3,465          3,389
    Provision for loan losses . . . . . . . . . . .             84            511
    Provision for loss on real estate . . . . . . .              -            826
    Gain on sale of other real estate . . . . . . .              -           (114)
    Gain on sale of securities held for sale  . . .              -         (1,516)
    Gain on sale of securities available for sale .           (569)             -
    Gain on sale of mortgage servicing rights . . .        (29,128)        (9,767)
    Gain on sale of loans . . . . . . . . . . . . .         (2,503)        (1,822)
    (Increase)/decrease in interest receivable. . .         (3,476)         1,146
    Increase/(decrease) in interest payable . . . .          1,328           (307)
    Decrease in deferred loan fees. . . . . . . . .         (1,482)        (1,321)
    Net premium amortization on securities. . . . .            565            773
    Increase in other assets. . . . . . . . . . . .         (2,107)       (15,284)
    Increase in other liabilities . . . . . . . . .         11,145          2,972
    Proceeds from sale of loans held for sale . . .      2,555,421      2,948,993
    Origination of loans held for sale. . . . . . .     (2,232,373)    (3,176,320)
    Other . . . . . . . . . . . . . . . . . . . . .           (349)            25
                                                       -----------    -----------
         Total adjustments. . . . . . . . . . . . .        303,100       (245,682)
                                                       -----------    -----------
Net cash provided by/(used in) operating
  activities. . . . . . . . . . . . . . . . . . . .        317,214       (227,463)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights . . . . . . .        (52,688)       (14,457)
Net increase in receivable on sale of mortgage
  servicing rights. . . . . . . . . . . . . . . . .          9,703         10,386
Proceeds from sale of mortgage servicing rights . .         32,285         12,988
Proceeds from sale of securities available for sale         61,310              -
Proceeds from sale of securities held for sale. . .              -         63,719
Proceeds from maturities/principal payments of
  securities available for sale . . . . . . . . . .         40,326              -
Proceeds from maturities/principal payments of
  securities held to maturity . . . . . . . . . . .         13,956         33,065
Proceeds from maturities/principal payments of
  securities held for sale. . . . . . . . . . . . .              -         14,290
Purchase of securities available for sale . . . . .       (238,926)             -
Purchase of securities held to maturity . . . . . .       (250,950)       (36,357)
Purchase of securities held for sale. . . . . . . .              -        (21,413)
Proceeds from sale of other real estate . . . . . .          1,742            761
Recoveries on loans previously charged off. . . . .            170            203
Proceeds from sale of loans . . . . . . . . . . . .         66,469         49,074
Net increase in loans made to customers . . . . . .       (176,191)        (4,533)
Premises and equipment expenditures . . . . . . . .         (2,469)        (5,617)
                                                       -----------    -----------
Net cash provided by/(used in) investing
  activities. . . . . . . . . . . . . . . . . . . .       (495,263)       102,109
                                                       -----------    -----------

                      REPUBLIC BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                              (Dollars in thousands)
                                                           Nine Months Ended
                                                              September 30,
(continued)                                                1994         1993
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts
  and savings accounts. . . . . . . . . . . . . . .         8,628        66,895
Net increase/(decrease) in certificates of deposit.        44,494      (111,048)
Net increase in short-term borrowings . . . . . . .        95,897        97,686
Net proceeds from issuance of common shares . . . .         1,049         3,386
Dividends paid. . . . . . . . . . . . . . . . . . .        (3,320)       (1,922)
Payments on long-term debt. . . . . . . . . . . . .          (620)       (4,183)
Proceeds from issuance of long-term debt. . . . . .         4,000         2,080
Proceeds from issuance of subordinated notes,
  net of issuance cost. . . . . . . . . . . . . . .             -        16,492
Proceeds from issuance of senior debentures,
  net of issuance cost. . . . . . . . . . . . . . .        24,712             -
                                                       ----------     ---------
Net cash provided by financing activities . . . . .       174,840        69,386
                                                       ----------     ---------
Net decrease in cash and cash equivalents . . . . .        (3,209)      (55,968)
Cash and cash equivalents at beginning of period. .        28,025        97,855
                                                       ----------     ---------
Cash and cash equivalents at end of period. . . . .    $   24,816     $  41,887
                                                       ==========     =========
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . .    $   30,228     $  32,698
  Income taxes. . . . . . . . . . . . . . . . . . .         9,780         8,133

Non-cash investing activities:
- - - During the nine months ended September 30, 1994 and 1993, the Company incurred charge-offs on portfolio loans of $1,267,000 and $386,000, respectively.

- - - During the nine months ended September 30, 1993, the Company securitized residential real estate portfolio loans into mortgage-backed securities held for sale of $26.3 million.

                     REPUBLIC BANCORP INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
             For the Nine Months Ended September 30, 1994 and 1993

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended September 30, 1994 and 1993 and for the nine months ended September 30, 1994 and 1993, as well as the financial position at September 30, 1994 and cash flows for the nine months ended September 30, 1994 and 1993.

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

The following is a summary of available for sale securities and held to maturity securities:

                                    Available for Sale Securities
                              -------------------------------------------
                                          Gross       Gross      Estimated
September 30, 1994                      Unrealized  Unrealized     Fair
(in thousands)                 Cost       Gains       Losses       Value
                              --------  ----------  ----------  ---------
U.S. Treasury Obligations .          -         -           -           -
U.S. Government Agency
  Obligations . . . . . . .   $  4,012    $   23      $  217    $  3,818
Collateralized Mortgage
  Obligations . . . . . . .      4,998         -         138       4,860
Mortgage-Backed Securities.    232,072        82       5,034     227,120
Other Securities. . . . . .     19,229         -         501      18,728
                              --------    ------      ------    --------
                              $260,311    $  105      $5,890    $254,526
                              ========    ======      ======    ========
                                     Held to Maturity Securities
                              ------------------------------------------
                                          Gross       Gross     Estimated
September 30, 1994                      Unrealized  Unrealized    Fair
(in thousands)                 Cost       Gains       Losses      Value
                              --------  ----------  ----------  ---------
U.S. Treasury Obligations .   $ 81,385    $  -        $1,696    $ 79,689
U.S. Government Agency
  Obligations . . . . . . .     72,285       -         1,483      70,802
Collateralized Mortgage
  Obligations . . . . . . .    104,178       4         5,350      98,832
Mortgage-Backed Securities.     12,989      34           629      12,394
Other Securities. . . . . .      1,740      14            41       1,713
                              --------    ----        ------    --------
                              $272,577    $ 52        $9,199    $263,430
                              ========    ====        ======    ========

The gross realized gains and losses on sales of available for sale securities totaled $67,000 and $18,000, respectively, for the quarter ended September 30, 1994, and $586,000 and $18,000, respectively, for the nine months ended September 30, 1994.

The following tables detail the components of the securities held to maturity and securities available for sale portfolio and the amortized cost and market value of the portfolio classified by maturity at September 30, 1994. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES AVAILABLE FOR SALE
Maturity Distribution
($ in thousands)
September 30, 1994

                                          U.S. Govt.     Collateralized      Mortgage-
                        U.S. Treas.         Agency          Mortgage          Backed            Other
                       Obligations       Obligations      Obligations        Securities       Securities           Total
                      -------------   ----------------   ------------- -------------------  --------------- ------------------
                      Book     Mkt.     Book     Mkt.     Book   Mkt.     Book     Mkt.      Book     Mkt.     Book      Mkt.
                     Value    Value    Value    Value    Value  Value    Value    Value     Value    Value    Value     Value
                     -----    -----   -------  -------   ------ ------  -------- --------   ------  ------   --------  --------
Due within one year      -        -         -        -       -       -         -         -  $19,229  $18,728  $ 19,229  $ 18,728
One to five years        -        -   $ 3,077  $ 2,867       -       -         -         -        -        -     3,077     2,867
Five to ten years        -        -       663      673       -       -         -         -        -        -       663       673
After ten years          -        -       272      278  $4,998  $4,860  $232,072  $227,120        -        -   237,342   232,258
                     -----    -----   -------  -------  ------  ------  --------  --------  -------  -------  --------  --------
                         -        -   $ 4,012  $ 3,818  $4,998  $4,860  $232,072  $227,120  $19,229  $18,728  $260,311  $254,526
                     =====    =====   =======  =======  ======  ======  ========  ========  =======  =======  ========  ========


SECURITIES HELD TO MATURITY
Maturity Distribution
($ in thousands)
September 30, 1994
                                           U.S. Govt.      Collateralized      Mortgage-
                         U.S. Treas.        Agency            Mortgage          Backed            Other
                         Obligations      Obligations       Obligations       Securities        Securities           Total
                     ----------------   ---------------  ----------------  ----------------  ----------------  -----------------
                        Book    Mkt.     Book     Mkt.     Book      Mkt.     Book     Mkt.    Book     Mkt.     Book     Mkt.
                       Value   Value    Value    Value    Value     Value    Value    Value   Value    Value    Value    Value
                     -------  -------  -------  -------  -------- --------  -------  -------  ------- ------- --------  --------
Due within one year  $ 1,030  $ 1,025        -        -         -        -        -        -  $   45  $   46  $  1,075  $  1,071
One to five years     80,355   78,664  $72,285  $70,802         -        -  $ 5,005  $ 4,848     518     526   158,163   154,840
Five to ten years          -        -        -        -  $ 11,372  $10,915    7,984    7,546     207     215    19,563    18,676
After ten years            -        -        -        -    92,806   87,917        -        -     970     926    93,776    88,843
                     -------  -------  -------  -------  -------- --------  -------  -------  ------  ------  --------  --------
                     $81,385  $79,689  $72,285  $70,802  $104,178  $98,832  $12,989  $12,394  $1,740  $1,713  $272,577  $263,430
                     =======  =======  =======  =======  ========  =======  =======  =======  ======  ======  ========  ========


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORTGAGE BANKING
During the third quarter and first nine months of 1994, the Company closed $556 million and $2.36 billion, respectively, in single-family, owner occupied, residential mortgage loans, compared to $1.30 billion and $3.22 billion closed during the third quarter of 1993 and first nine months of 1993, respectively. The decrease in mortgage loan closings was primarily attributable to the higher interest rate environment which has significantly reduced the number of refinanced mortgages.

The decrease in mortgage loan volume resulted in a decrease of mortgage banking income of $8.6 million, from $22.3 million in the third quarter of 1993 to $13.7 million in 1994. Mortgage banking income decreased $1.7 million from $60.2 million during the first nine months of 1993 to $58.5 million for the first nine months of 1994. A breakdown of income from mortgage banking activities is summarized as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                 ------------------   ------------------
                                  1994       1993      1994      1993
                                 -------    -------  -------   -------
Net mortgage loan
 servicing fees . . . . . .      $ 1,779    $ 1,203  $ 4,769   $ 3,649
Origination fee income  . .        5,576      9,583   21,124    23,198
Gain on sale of mortgages .        1,342      8,058    3,506    23,574
Gain on sale of servicing .        5,007      3,406   29,128     9,767
                                 -------    -------  -------   -------
  Total mortgage
   banking income . . . . .      $13,704    $22,250  $58,527   $60,188
                                 =======    =======  =======   =======

The Company generates origination fee income primarily through its retail mortgage loan operation. The Company's retail mortgage loan closings were $1.42 billion for the first three quarters of 1994 compared to $1.54 billion for 1993. The decrease in retail mortgage closings resulted in a decrease in origination fee income of $2.1 million over the first three quarters of 1993. Retail mortgage loan closings for the third quarter of 1994 were $403 million, compared to $616 million for the third quarter of 1993, resulting in a corresponding decrease in origination fee income of $4.0 million.

The majority of the Company's residential mortgage production during 1994 and 1993 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the third quarter and first nine months ended September 30, 1994, the Company's gain on sale of mortgages totaled $1.3 million and $3.5 million, respectively, compared to $8.1 million and $23.6 million, respectively, for the same periods in 1993. The decrease in the gain on sale of mortgages was due to the decline in margins caused from rising interest rates.

During the third quarters of 1994 and 1993, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $589 million and $1.1 billion, respectively, resulting in gains of $5.0 million and $3.4 million, respectively. During the nine months ended September 30, 1994 and 1993, the Company sold mortgage servicing rights on loans with principal balances of $4.0 billion and $2.1 billion, respectively, resulting in gains of $29.1 million and $9.8 million, respectively.

On October 31, 1994, Republic Bancorp Mortgage Inc., a subsidiary of Republic, purchased the assets and mortgage origination network of Home Funding, Inc. with seven offices in the states of New York, Connecticut and Massachusetts. The offices are expected to close approximately $200 million in residential mortgage loans in 1994.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.


RESULTS OF OPERATIONS
- - ---------------------

NET INTEREST INCOME
Net interest income totaled $9.1 million and $25.3 million for the third quarter and first nine months of 1994, respectively, compared to $9.0 million and $26.8 million, respectively, for the same periods in 1993. The slight increase in net interest income in the third quarter was comprised of increases in both interest income and interest expense. The increase in both interest income and interest expense was due to an increase of interest earning assets and interest bearing liabilities over the last twelve months. The net interest margin for the third quarter and first nine months of 1994 decreased to 2.90% and 2.99%, respectively, from 3.20% and 3.24%, for the same periods in 1993. The decrease in net interest margin for both periods is a result of a decrease of mortgage loans held for sale and subsequent redeployment of assets into lower yielding investment securities.

Although the yield earned on securities and commercial loans increased 153 and 103 basis points, respectively during third quarter 1994 versus third quarter 1993, yield on average earning assets remained flat at 6.89% versus 6.90% during the same period experienced during 1994, the average balance of mortgage loan originations to be sold in the secondary market has decreased from $430 million in third quarter 1993 to $175 million in third quarter 1994. While this reduction was reinvested in the securities portfolio, which average balance increased $337 million over third quarter 1993, the average rate earned on the securities portfolio in third quarter 1994 is 198 basis points less than the mortgage loans held for sale portfolio.

The yield on average earning assets for the nine month period ending September 30, 1994 decreased to 6.71% from 7.16% for the same period in 1993. Primary factors in the decline in yield on interest earning assets were a 26 basis points decline in average rates earned on mortgage loans held for sale, and a 102 basis point decline in average rates earned on real estate mortgage loans. These loans will reprice annually based primarily on the one year constant maturity treasury index.

The cost of funding assets in third quarter 1994 increased slightly to 4.59% from 4.50% in third quarter 1993. As a result of the slowdown in mortgage loans held for sale originations, average borrowings of the Republic mortgage affiliates under the higher cost prime based warehousing facilities decreased $72 million over third quarter 1993 while the borrowing rate has increased from 5.73% to 6.18%. Offsetting the reduction in these borrowings was an increase of $235 million in other short-term borrowings of the bank affiliates. Average balances and rates on these borrowings were $277 million and 4.79% in 1994 and $42 million and 3.91% in 1993.

Interest expense for the nine months ending September 30, 1994 decreased $.8 million from the same period in 1993. The decrease was primarily the result of the decrease in the average balance of time deposits which decreased $128 million and the decrease in the average rate paid on time deposits from 5.02% for the first nine months of 1993 to 4.59% for the first nine months of 1994.

The following table presents an analysis of average balances and rates for the three month and nine month periods ended September 30, 1994 and 1993.

                                                      Three Months Ended                 Three Months Ended
                                                      September 30, 1994                 September 30, 1993
                                              --------------------------------     -----------------------------
                                               Average                  Avg.        Average                Avg.
                                              Balance(1)     Interest   Rate       Balance(1)    Interest  Rate
                                              ----------     --------  -------     ----------    --------  -----
Average Assets:
Money market investments                     $    5,641     $    65     4.61%     $   37,541     $   297   3.16%
Mortgage loans held for sale                    174,763       3,308     7.57         429,826       7,629   7.10
Securities                                      540,737       7,557     5.59         204,138       2,072   4.06
Commercial loans                                109,777       2,705     9.86         137,933       3,046   8.83
Real estate mortgage loans                      372,354       6,844     7.35         273,490       5,343   7.81
Installment loans                                51,323       1,141     8.89          47,934       1,114   9.30
                                             ----------       -----     ----      ----------     -------   ----
  Total loans, net of unearned
    income                                      533,454      10,690     8.02         459,357       9,503   8.28
                                             ----------      ------     ----        --------      ------   ----
  Total interest earning
    assets                                    1,254,595      21,620     6.89       1,130,862      19,501   6.90
                                                             ------     ----                     -------   ----
Allowance for loan losses                       (5,892)                               (7,314)
Cash and due from banks                          20,043                               19,857
Other assets                                     98,700                               72,448
                                             ----------                           ----------
  Total assets                               $1,367,446                           $1,215,853
                                             ==========                           ==========

Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                                 $   85,976         568     2.64          66,155         441   2.67
  Savings deposits                              193,615       1,634     3.38         182,765       1,324   2.90
  Time deposits                                 424,054       5,029     4.74         480,964       5,748   4.78
                                             ----------       -----     ----      ----------     -------   ----
    Total interest bearing
      deposits                                  703,645       7,231     4.11         729,884       7,513   4.12
Short-term borrowings                           302,522       3,828     5.06         163,361       2,154   5.27
FHLB advances                                    41,619         559     5.37          25,000         313   5.00
Long-term debt                                   44,604         912     8.18          11,207         485   9.33
                                             ----------       -----     ----      ----------     -------   ----
  Total interest bearing
    liabilities                               1,092,390      12,530     4.59         929,452      10,465   4.50
                                                             ------     ----                     -------   ----
Non-interest bearing deposits                   117,515                              136,874
Other liabilities                                38,534                               48,541
                                             ----------                           ----------
  Total liabilities                           1,248,439                            1,114,867
                                             ----------                           ----------
Shareholders' equity                            119,007                              100,986
                                             ----------                           ----------
  Total liabilities and
    shareholders' equity                     $1,367,446                           $1,215,853
                                             ==========                           ==========
Net interest income                                         $ 9,090                              $ 9,036
                                                            =======                              =======
Net interest spread                                                     2.30%                              2.40%
                                                                        =====                              =====
Net interest margin                                                     2.90%                              3.20%
                                                                        =====                              =====

(1)  Non-accrual loans and overdrafts are included in average balances.
     No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1994 or 1993.

                                                     Nine Months Ended                  Nine Months Ended
                                                    September 30, 1994                 September 30, 1993
                                              -------------------------------     ------------------------------
                                                Average                 Avg.       Average                 Avg.
                                               Balance(1)    Interest   Rate      Balance(1)    Interest   Rate
                                              ----------     --------   -----     ----------    --------   -----
Average Assets:
Money market investments                     $   15,856       $   370   3.11%     $   63,461     $ 1,374   2.89%
Mortgage loans held for sale                    236,221        12,525   7.07         328,680      18,064   7.33
Securities                                      409,153        16,638   5.42         226,825       8,915   5.24
Commercial loans                                118,572         8,256   9.28         152,159      10,331   9.05
Real estate mortgage loans                      299,964        15,869   7.05         282,851      17,128   8.07
Installment loans                                49,401         3,189   8.61          47,433       3,353   9.43
                                             ----------       -------   -----     ----------     -------   -----
  Total loans, net of unearned
    income                                      467,937        27,314   7.78         482,443      30,812   8.52
                                             ----------       -------   -----     ----------     -------   -----
  Total interest earning
    assets                                    1,129,167        56,847   6.71       1,101,409      59,165   7.16
                                                              -------   -----                    -------   -----
Allowance for loan losses                        (6,515)                              (7,232)
Cash and due from banks                          25,640                               19,591
Other assets                                     96,076                               64,444
                                             ----------                           ----------
  Total assets                               $1,244,368                           $1,178,212
                                             ==========                           ==========

Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                                 $   89,009         1,762   2.64      $   62,475       1,323   2.82
  Savings deposits                              183,953         4,375   3.17         181,524       3,828   2.81
  Time deposits                                 408,156        14,049   4.59         536,550      20,205   5.02
                                             ----------       -------   -----     ----------     -------   -----
    Total interest bearing
      deposits                                  681,118        20,186   3.95         780,549      25,356   4.33
Short-term borrowings                           201,288         7,532   4.99         112,653       4,543   5.38
FHLB advances                                    41,839         1,552   4.95          25,000       1,313   7.00
Long-term debt                                   36,916         2,285   8.25          16,013       1,180   9.83
                                             ----------       -------   -----     ----------     -------   -----
  Total interest bearing
    liabilities                                 961,161        31,555   4.38         934,215      32,392   4.62
                                                              -------   -----                    -------   -----
Non-interest bearing deposits                   123,696                              111,664
Other liabilities                                42,933                               38,262
                                             ----------                           ----------
  Total liabilities                           1,127,790                            1,084,141
                                             ----------                           ----------
Shareholders' equity                            116,578                               94,071
                                             ----------                           ----------
  Total liabilities and
    shareholders' equity                     $1,244,368                           $1,178,212
                                             ==========                           ==========
Net interest income                                           $25,292                            $26,773
                                                              =======                            =======
Net interest spread                                                     2.33%                              2.54%
                                                                        =====                              =====
Net interest margin                                                     2.99%                              3.24%
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

                                                   Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                        1994 versus 1993                      1994 versus 1993
                                                   Inc/(Dec) Due to Change In:          Inc/(Dec) Due to Change In:
                                                 -------------------------------      ------------------------------
                                                Average        Average       Net       Average      Average      Net
                                               Balance(1)      Rate(1)      Change    Balance(1)     Rate(1)    Change
                                                -------        -------      ------     -------       -------    ------
Interest income:
Money market investments . . . . . . .         $  (327)       $    95      $  (232)    $(1,101)      $    97    $(1,004)
Mortgage loans held for sale . . . . .          (4,796)           475       (4,321)     (4,919)         (620)    (5,539)
Securities . . . . . . . . . . . . . .           4,464          1,021        5,485       7,407           316      7,723
Loans, net of unearned income (2)  . .           1,473           (286)       1,187        (899)       (2,599)    (3,498)
                                               -------        -------      -------     -------       -------    -------
   Total interest income . . . . . . .             814          1,305        2,119         488        (2,806)    (2,318)
                                               -------        -------      -------     -------       -------    -------
Interest expense:
Interest bearing demand deposits . . .             132             (5)         127         528           (89)       439
Savings deposits . . . . . . . . . . .              82            228          310           6           541        547
Time deposits. . . . . . . . . . . . .            (671)           (48)        (719)     (4,534)       (1,622)    (6,156)
                                               -------        -------      -------     -------       -------    -------
   Total interest bearing deposits . .            (457)           175         (282)     (4,000)       (1,170)    (5,170)

Short-term borrowings. . . . . . . . .           1,988           (314)       1,674       3,341          (352)     2,989
Long-term debt and FHLB advances . . .             888           (215)         673       1,917          (573)     1,344
                                               -------        -------      -------     -------       -------    -------
   Total interest expense. . . . . . .           2,419           (354)       2,065       1,258        (2,095)      (837)
                                               -------        -------      -------     -------       -------    -------
   Net interest income . . . . . . . .         $(1,605)       $ 1,659      $    54     $  (770)      $  (711)   $(1,481)
                                               =======        =======      =======     =======       =======    =======

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)  Non-accrual loans are included in average balances.

NON-INTEREST EXPENSE
Non-interest expense in the third quarter and first nine months of 1994 was $18.9 million and $65.5 million, respectively, compared to $24.0 million and $65.3 million, respectively, for the same periods in 1993. Salaries and employee benefits are the largest portion of non-interest expense totaling $10.4 million and $37.1 million for the three month and nine month periods 1994, respectively. Salaries and employee benefits decreased $4.1 million from $14.5 million in the third quarter of 1993, based in part as a result of lower commissions and incentives paid on decreased mortgage loan volume for the third quarter of 1994.

FINANCIAL CONDITION
- - -------------------

ASSETS
Total assets at September 30, 1994 were $1.37 billion, which represents an increase of $200 million over the $1.17 billion at December 31, 1993. The increase in assets since December 31, 1993 was primarily in securities and portfolio loans, offset by a decline in mortgage loans held for sale. The decrease in mortgage loans held for sale was primarily a result of rising interest rates and a decrease in residential loan closings versus 1993. The corresponding increase in securities was a result of investing funds made available due to the decrease in mortgage loans held for sale and increased short-term borrowings through federal funds and reverse repurchase agreements and Federal Home Loan Bank (FHLB) advances.

LOANS
Total loans, excluding loans held for sale, at September 30, 1994 increased $112.0 million to $519.1 million from $407.1 million at December 31, 1993. Residential real estate loans increased $127.8 million to 68.8% of total loans at September 30, 1994 from 56.3% at December 31, 1993, due primarily to the Company increasing its portfolio of variable rate residential real estate loans. Commercial loans, including commercial loans secured by real estate, decreased to $109.9 million or 21.2% of total loans at September 30, 1994. The decline was due to a sale of $4.1 million of commercial loans by Republic Savings Bank to another financial institution, SBA loan sales and loan payoffs. Mortgage loans held for sale decreased to $184.7 million at September 30, 1994 from $508 million at December 31, 1993.

During the third quarter and first nine months of 1994, the Company closed $3.0 million and $9.0 million, respectively, of Small Business
Administration (SBA) loans. The Company sold $7.9 million of SBA loans during the first nine months of the year, resulting in gains of $593,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of September 30, 1994, these loans comprised 85.4% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional residential real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA").

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

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                     September 30,       December 31,
                                         1994               1993
                                   ----------------    ----------------
                                    Amount     %        Amount     %
(Dollars in thousands)             --------  ------    --------  ------
Commercial Loans:
   Secured by real estate. . . .   $ 86,126   16.6%    $ 94,428   23.2%
   Other (generally secured) . .     23,822    4.6       32,114    7.9
                                   --------  ------    --------  ------
     Total commercial loans. . .    109,948   21.2%     126,542   31.1
Residential real estate
  mortgages. . . . . . . . . . .    357,036   68.8      229,203   56.3
Installment loans. . . . . . . .     52,129   10.0       51,372   12.6
                                   --------  ------    --------  ------
     Total portfolio loans . . .   $519,113  100.0%    $407,117  100.0%
                                   ========  ======    ========  ======

At September 30, 1994, the Company had commitments to fund residential real estate loans of $199.6 million. These commitments are expected to result in mortgage loan closings during the next 90 days. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $184.7 million, Republic had, at September 30, 1994, firm commitments to sell forward $261.1 million of recently closed or committed residential real estate loans. These commitments to sell forward, which are expected to settle in the fourth quarter of 1994, will not produce any material gain or loss.

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

                                            Sept. 30,  Dec. 31,   Sept. 30,
                                              1994       1993       1993
(Dollars in thousands)                      --------- ---------  ---------
Loans past due 90 days or more and still
  accruing interest:
    Commercial                                $  729    $  217    $   23
    Residential real estate mortgages              -         -        39
    Installment                                   66        93        43
                                              ------    ------    ------
       Total                                  $  795    $  310    $  105
                                              ======    ======    ======
Non-accrual loans:
    Commercial                                $1,431    $1,812    $  946
    Residential real estate mortgages          1,084       803       963
    Installment                                  121       108        97
                                              ------    ------    ------
       Total                                   2,636     2,723     2,006
    Restructured loans                         1,536     2,140     2,140
    Other real estate owned                    1,058       405     1,418
                                              ------    ------    ------
       Total non-performing assets            $5,230    $5,268    $5,564
                                              ======    ======    ======
Non-performing assets as a percentage of:
    Total loans and OREO (1)                   1.01%     1.29%     1.25%
    Total loans and OREO (2)                    .74%      .58%      .60%
    Total assets                                .38%      .45%      .46%

(1) Excluding mortgage loans held for sale.
(2) Including mortgage loans held for sale.

At September 30, 1994, approximately $2.2 million, or .42% of portfolio loans were 30-89 days delinquent.

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

As of September 30, 1994, the allowance for estimated loan losses was $5.9 million or 1.13% of total loans, excluding mortgage loans held for sale, compared with $7.2 million or 1.77% as of December 31, 1993. The allowance for estimated loan losses as a percentage of non-performing loans was 140.2% at September 30, 1994 versus 148.3% at December 31, 1993.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table.

                                                         Nine Months Ended
                                                            September 30,
                                                           1994       1993
                                                         --------   --------
Allowance for estimated loan losses:
Balance at January 1                                     $ 7,214    $7,684
  Loans charged off                                       (1,267)     (386)
  Recoveries of loans previously charged off                 170       203
                                                         -------    ------
Net charge-offs                                           (1,097)     (183)
Provision charged to expense                                  84       511
Reduction due to sale of commercial loans                   (350)     (590)
                                                         -------    ------
Balance at September 30                                  $ 5,851    $7,422
                                                         =======    ======

SECURITIES
As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term, with estimated average maturities of less than five years, or at adjustable rates. The securities portfolio, including securities available for sale, constituted 38.5% of the Company's assets at September 30, 1994, compared to 13.5% at December 31, 1993. The increase in the securities portfolio is due to the redeployment of funds received from the reduction of mortgage loans held for sale combined with increased levels of funds borrowed through reverse repurchase agreements and other short-term borrowings.

Certain securities, with a carrying value of approximately $164.4 million and $25.5 million at September 30, 1994 and December 31, 1993, respectively, were pledged to secure reverse repurchase agreements and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.


LIABILITIES

DEPOSITS
Non-interest bearing deposits decreased $36.8 million, or 24.0%, from $153.5 million at December 31, 1993 to $116.7 million at September 30, 1994, primarily due to a decrease in official checks outstanding used to fund mortgage loans held for sale. Interest bearing deposits increased $89.8 million, or 13.2%, from $680.3 million at December 31, 1993 to $770.1 million at September 30, 1994, due primarily to an increase of $44.5 million in jumbo certificates of deposit.

On October 12, 1994 the Company announced the signing of a definitive agreement to sell three branches of its subsidiary Republic Bank to CB North. The three branches had total deposits of $52 million at September 30, 1994. The sale of these offices creates an opportunity for the Bank to expand its deposit gathering network in other areas of Michigan. The transaction is pending regulatory approval and is expected to be completed by December 31, 1994.

SHORT-TERM BORROWINGS
As of September 30, 1994, the Company had federal fund borrowings of $25.0 million that matured on October 3, 1994. The average interest rate paid on federal fund borrowings for the third quarter of 1994 was 4.68%. The Company also had $159.0 million of securities sold under agreements to repurchase at an average rate for the quarter of 4.71%. Such agreements, which mature in the fourth quarter of 1994, are secured by certain securities with a carrying value of $160.9 million. The proceeds from the reverse repurchase agreements were used to fund mortgage loan closings and securities purchases.

Market Street Mortgage Corporation has a $75 million warehousing line of credit agreement with G.E. Capital Mortgage Services, Inc. used for the purpose of funding the origination of mortgage loans by Market Street, which expires in July 1995. Interest, which is payable monthly, is calculated at 1.75% plus the monthly commercial paper rate. Due to the decreased mortgage loan origination volume, borrowings under this warehousing line of credit decreased to $16.3 million at September 30, 1994 from $85.5 million at December 31, 1993. During the first nine months of 1994, the average borrowings and interest rate paid on this warehousing line were $39.7 million and 6.28%, respectively.

Republic Bancorp Mortgage Inc. has a $20 million warehousing line of credit with NBD Bank, N.A., used to fund the acquisition or origination of mortgage loans by Republic Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in April 1995. Republic Mortgage is required to pay interest on the unpaid principal amount on each borrowing at either the prime rate or federal funds rate plus 1.75%. No borrowings under this line were required at September 30, 1994. At December 31, 1993, borrowings on this line were $14.9 million. During the first nine months of 1994, the average borrowings and interest rate paid on this line were $11.4 million and 5.87%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. At September 30, 1994 no amounts were outstanding under this Credit Agreement.

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

In order to provide liquidity needs for mortgage loan originations, Republic Savings also has a $65 million line of credit with the FHLB. As of September 30, 1994, borrowing under this line totaled $36.5 million with an average interest rate paid of 5.05%.

LONG-TERM DEBT
Republic Bancorp Mortgage has a mortgage loan in the amount of $2.0 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of September 30, 1994, $87,000 of the total $2.0 million is classified as short-term borrowings.

Market Street Mortgage Corporation has a note payable with Poughkeepsie Savings Bank, F.S.B. of $2.0 million, secured by the servicing rights underlying the Poughkeepsie mortgages which are serviced by Market Street. Interest is payable at the prime rate plus 2%, or 9.75% at September 30, 1994, and is payable in twelve equal quarterly installments commencing February 1993 with final maturity due November 30, 1995. As of September 30, 1994, $743,000 of the remaining $929,000 is classified as short-term borrowings.

Market Street Mortgage Corporation also has a $12 million revolving credit agreement with G.E. Capital Mortgage Services, Inc. used for the funding of purchased mortgage servicing rights. Interest, which is payable monthly, is calculated at 3.75% plus the monthly commercial paper rate, and is payable in monthly installments commencing January 1995 with final maturity due December 1999. Borrowings under this line of credit at September 30, 1994 were $4.0 million.

The Company has $17.25 million of 9% Subordinated Notes outstanding which mature in 2003. The Subordinated Notes qualify as Tier 2 Capital for the calculation of Total risk-based capital under Federal Reserve Board guidelines.

On March 31, 1994, Republic completed a $25 million private offering of 7.17% senior debentures which mature in April 2001.

CAPITAL RESOURCES
Total shareholders' equity at September 30, 1994 was $119.6 million compared to $111.4 million at December 31, 1993. The increase of $8.2 million during the first nine months was due primarily to earnings net of dividends and the unrealized loss on securities available for sale.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At September 30, 1994, Republic's Tier 1 Capital and Total risk-based capital ratios were 17.93% and 21.47%, respectively, versus 16.35% and 20.19%, respectively at December 31, 1993. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of September 30, 1994, total risk-based capital was $139.9 million, an excess of $87.8 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at September 30, 1994 was 8.58%, versus 8.43% at December 31, 1993.

The Company is committed to maintaining a strong capital position. As of September 30, 1994, Republic Bank and Republic Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Republic and its subsidiaries are parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.     Changes in Securities

            At the August 16, 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.08 per share on common stock, payable on October 7, 1994 to shareholders of record on September 9, 1994. Additionally, at the September 22, 1994 meeting, the Board approved a 10% stock dividend to be issued December 2, 1994 to shareholders of record November 4, 1994.

Item 3.     Defaults upon Senior Securities

            During the interim period covered by this report, there were no defaults upon senior securities.

Item 4.     Submission of Matters to Vote of Security Holders

            During the interim period covered by this report, there were no matters submitted to a vote of security holders.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibit and Reports on Form 8-K

       (a)  Exhibits

            11.  Statement RE: Computation of per share earnings
            23.  Financial Data Schedule

       (b)  Reports on Form 8-K

            During the interim period covered by this report, there were no reports filed by the Company on Form 8-K.

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




                                     REPUBLIC BANCORP INC.
                                    ----------------------
                                         (Registrant)



Date:  November 14, 1994            By: /s/ Thomas F. Menacher
                                    __________________________
                                    Thomas F. Menacher
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)