Form 10-K
REPUBLIC BANCORP INC
filed 1995-03-30
CIK 813808

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -----------------------

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1994

                           -----------------------


                            REPUBLIC BANCORP INC.
            (Exact name of registrant as specified in its charter)

                        Commission File Number 0-15734

               Michigan                              38-2604669
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


                1070 East Main Street, Owosso, Michigan 48867
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code (517) 725-7337

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $5.00 par value
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                        No
              -----                         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 1, 1995, based on the last reported sale price on that date of $10.125 of the registrant's Common Stock outstanding: $134,165,980.

     Number of shares of the registrant's Common Stock outstanding as of March 10, 1995: 15,115,948

                     DOCUMENTS INCORPORATED BY REFERENCE


PART II: Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

PART III: Certain portions of the registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders of the registrant to be held on April 26, 1995.

                           PART I


Item 1.  BUSINESS

General

Republic Bancorp Inc. (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan which offers retail, commercial and mortgage banking services through its bank subsidiary, Republic Bank, and its savings bank subsidiary, Republic Savings Bank ("Republic Savings"), formerly Horizon Savings Bank, and mortgage banking services through its non-depository mortgage banking subsidiaries, Republic Bancorp Mortgage Inc. ("Republic Mortgage"), Market Street Mortgage Corporation ("Market Street") and CUB Funding Corporation ("CUB Funding"). The Company's mortgage banking services include the origination or purchase, short-term funding, sale and servicing of residential first mortgage loans, and the purchase and sale of servicing rights associated with such loans.

At December 31, 1994, the Company had consolidated total assets of $1.4 billion, total deposits of $819 million and shareholders' equity of $118 million. For the year ended December 31, 1994, the Company reported net income of $15.7 million versus $23.2 million for 1993 and originated or purchased $2.8 billion of residential mortgage loans versus $4.9 billion for the prior year. At December 31, 1994, the Company had a mortgage loan servicing portfolio of $4.7 billion.

The Company's current operating strategy is to grow its mortgage banking fee income and related interest income while managing its liquidity needs and the interest rate risks of its balance sheet. The Company's mortgage banking operations earn origination and loan servicing fees and typically sell their mortgage loan originations into the secondary market. Between the time the Company funds its mortgage loans and their delivery into the secondary market, the mortgage loans are held for sale. The Company can thereby, in effect, earn long-term interest rates on short-term investments while minimizing interest rate risk. Consistent with a strategy of managing interest rate risk, the Company typically securitizes and sells all long-term fixed-rate mortgages and retains a portion of variable rate and short-term fixed-rate mortgages. The growth of the Company's residential mortgage origination business has been funded primarily with Republic Bank's and Republic Savings' retail deposits and short-term borrowings, and the mortgage subsidiaries' warehousing lines of credit.

On November 1, 1994, pursuant to an agreement with Home Funding, Inc. of Hopewell Junction, New York, the Company's subsidiary, Republic Mortgage, purchased the assets and mortgage origination network of Home Funding, Inc. The purchase included the acquisition of Home Funding's $130 million mortgage servicing portfolio. The total purchase price was approximately $2.5 million, of which $1.2 million was attributable to goodwill. The purchased assets and results of operations of Home Funding, Inc. are included in the consolidated financial statements from November 1, 1994, the effective date of the acquisition.

Mortgage Banking

The Company originates residential mortgage loans through 78 retail offices located in Michigan, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Maryland, New York, North Carolina, Ohio, Texas, Virginia and Washington and through its wholesale operations. The Company's wholesale operations are conducted from 8 offices (one each in Michigan, Arizona, Iowa and Oregon and four in California), and involve the purchase of residential loans from approximately 200 participating correspondent institutions and brokers.

Each retail office is responsible for processing loan applications and preparing loan documentation. Residential loans purchased through the wholesale operation are processed and prepared by the correspondent institutions and brokers. Quality control personnel then review loans to be purchased through the wholesale operation using certain verification procedures. Loan applications are then evaluated by the underwriting departments of either the Company's mortgage or banking subsidiaries for compliance with the Company's underwriting criteria, including loan to value ratios, borrower qualifications and required insurance.

The substantial majority of the loans are conventional mortgage loans which are secured by residential properties and comply with the requirements for sale to, or conversion to mortgage-backed securities issued by, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates Federal Housing Administration ("FHA") insured and Department of Veterans Affairs ("VA") guaranteed mortgage loans for sale in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA").

The residential loans originated or purchased by the Company are funded by either: (1) Republic Bank or Republic Savings retail deposits or short-term funding sources such as Federal Home Loan Bank ("FHLB") Advances or reverse repurchase agreements; (2) Republic Mortgage through borrowings under a $20 million warehousing line of credit with NBD Bank, N.A.; (3) Market Street through borrowings under a $75 million warehousing line of credit with G.E. Capital Mortgage Services, Inc and Cooper River Funding Inc; or (4) CUB Funding through borrowings under a $16 million warehousing line of credit with The Prudential Home Mortgage Company, Inc. While some variable rate residential loans may be retained by Republic Bank and Republic Savings, the majority of all residential loans are held for a short period of time (generally less than 60 days) and are then sold to secondary market investors either directly or by pooling them and selling the resulting mortgage-backed securities. Such residential loans and mortgage-backed securities are typically sold without recourse to the Company in the event of default by the borrowers. To minimize the interest rate risk, the Company obtains purchase commitments from investors prior to funding the loans.

When the Company sells the residential loans it has originated or purchased, it may either retain or sell the rights to service those loans and to receive the related fees. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio can also create a substantial continuing source of income. Republic Mortgage, Market Street and CUB Funding receive servicing fees ranging generally from 25 to 45 basis points per annum on their respective servicing portfolios.

Commercial and Retail Banking

The Company's bank subsidiary, Republic Bank, is a Michigan chartered bank which engages in the business of commercial banking and exercises the powers of a full service commercial bank with the exception of trust services. See "Regulation." Republic Bank operates in six distinct market areas in Michigan. At December 31, 1994, the subsidiary bank had assets of $801 million, deposits of $608 million, and 25 offices.

The Company's savings bank subsidiary, Republic Savings Bank, is an Ohio chartered savings bank which engages in the business and exercises the powers of a savings bank. See "Regulation." Republic Savings operates primarily in the greater Cleveland, Ohio area and at December 31, 1994, had assets of $407 million, deposits of $217 million and 11 offices.

Republic Bank and Republic Savings offer checking, savings and time deposits, loans to individuals, commercial enterprises and governmental agencies, installment credit to consumers and small businesses, and other banking services. While Republic Bank's and Republic Savings' lending activities focus primarily on residential real estate mortgages, they also emphasize loans to small and medium-sized businesses through the Small Business Administration ("SBA"). The Company's general policy is to originate SBA-secured loans or real estate secured commercial loans with loan to value ratios of 70% or less.

Republic Bank and Republic Savings target that segment of the banking market which is interested in personalized service for their deposits. The deposits are primarily retail deposits from within their market areas. At December 31, 1994, the subsidiaries' combined interest-bearing deposits comprised 85% of total deposits, and time deposits of $100,000 or more comprised 24% of interest-bearing deposits.

Revenues

The principal sources of revenue for the Company are interest income and fees on loans and mortgage banking income. On a consolidated basis, interest and fees on loans accounted for approximately 35%, 39% and 52% of total revenues in 1994, 1993 and 1992, respectively. Non-interest income, primarily consisting of mortgage banking income (i.e., gain on sales of mortgage loans and mortgage servicing rights, origination fee income and mortgage loan servicing fees, net of amortization), gain on sale of securities, and service charges accounted for approximately 49%, 54% and 33% of total revenues in 1994, 1993 and 1992, respectively.

Interest income from securities, money market investments and interest earning deposits accounted for approximately 16%, 7% and 15% of total revenues during 1994, 1993 and 1992, respectively.

For further information, see the Company's financial statements incorporated herein by reference.

Competition

The Company is subject to and has faced increasing competition from other banking and non-banking institutions in attempting to negotiate bank and mortgage bank-related acquisitions. Under Michigan and Ohio law, bank holding companies located in other states having appropriate reciprocal legislation are also allowed to acquire Michigan or Ohio banking institutions, respectively. Effective September 29, 1995, under certain circumstances bank holding companies in other States will be allowed to acquire Michigan or Ohio banking institutions without regard to State law reciprocity requirements. See "Recently Enacted and Proposed Legislation". Generally, larger banking institutions have greater resources to use in making acquisitions and higher lending limits than the Company's bank or savings bank subsidiaries or any banking institution that the Company could acquire. Such institutions can perform certain functions for their customers which the Company or its subsidiary bank or savings bank may not offer.

The principal factors in the markets for deposits and loans are interest rates paid and charged. Republic Bank and Republic Savings compete for deposits by offering depositors a variety of savings accounts, checking accounts, convenient office locations and other miscellaneous services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for mortgages primarily on the basis of customer service including prompt underwriting decisions and funding of loans and by offering a variety of loan programs as well as competitive interest rates.

Regulation

Bank holding companies, banks and savings banks are subject to extensive regulation under both federal and state law. To the extent the following material describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation could have a material effect on the business of the Company.

     1.  Bank Holding Company

     The Company, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company is registered as a bank holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make inspections and examinations of the Company and its subsidiaries.

     Under the BHC Act, bank holding companies such as the Company are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHC Act, bank holding companies may not (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank or bank holding company, without the prior written approval of the Federal Reserve Board.

     The BHC Act prohibits the Federal Reserve Board (subject to certain limited exceptions) from approving the acquisition, by a bank holding company such as the Company, the principal banking operations of which are conducted in one state, of control of a bank or bank holding company conducting its principal banking operations in another state, unless the statutory laws of the state in which the principal banking operations of the bank holding company or bank to be acquired are conducted explicitly authorize such an acquisition. Effective September 29, 1995, the BHC Act will no longer prevent the Federal Reserve Board from approving the acquisition of a bank because of contrary State law. See "Recently Enacted and Proposed Legislation." Under existing Michigan law and with the approval of the Commissioner of the Michigan Financial Institutions Bureau, a Michigan- based bank or bank holding company (such as the Company) may be acquired by a bank holding company located in any state, if the laws of such state would grant Michigan-based banks or bank holding companies the right to acquire one or more banks or bank holding companies located in such state under conditions which are not unduly restrictive. Under the Michigan statute, the Commissioner of the Michigan Financial Institutions Bureau must not approve any such transaction without first determining among other things that the other state's law satisfies the reciprocity requirement imposed by the Michigan statute. Most states have adopted legislation that permits out-of-state bank holding companies to acquire local banks and bank holding companies subject, in most cases, to reciprocity requirements.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to Republic Bank and Republic Savings and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

     Under Michigan law, if the capital of a Michigan state chartered bank (such as Republic Bank) has become impaired by losses or otherwise, the Commissioner of the Michigan Financial Institutions Bureau may require that the deficiency in capital be met by assessment upon the bank's shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock. The Commissioner may appoint a receiver for any bank failing for two months after receiving such notice from the Commissioner either to restore its capital or to take steps to liquidate its business.

     Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     The Federal Reserve Board has adopted capital adequacy guidelines to provide a framework for supervisory evaluation of the capital adequacy of bank holding companies. The guidelines measure four principal ratios: (1) primary capital to total assets; (2) total capital to total assets; (3) qualifying capital to weighted-risk assets; and (4) Tier 1 capital to total assets. Primary capital consists of common stock, certain amounts of perpetual preferred stock, surplus (excluding surplus related to limited-life preferred stock), undivided profits, capital reserves, allowance for loan and lease losses, certain types and amounts of convertible debt instruments, and minority interests in equity accounts of consolidated subsidiaries. Total capital consists of primary capital plus certain limited-life preferred stock (and related surplus), certain unsecured long-term debt, and certain subordinated notes and debentures. Total assets for purposes of ratios (1) and (2) consist of total assets plus the allowance for loan and lease losses, all measured at the end of appropriate fiscal periods. For purposes of ratio (3), weighted-risk assets consist of total risk-adjusted assets (as described below) less the amount of assets not included in qualifying capital (as described below), all measured at the end of appropriate fiscal periods. For purposes of ratio (4), total assets consist of quarterly average total assets (net of the allowance for loan and lease losses) less (i) goodwill, (ii) excess purchased mortgage servicing rights and purchased credit card relationships, (iii) all other intangibles, (iv) investments in subsidiaries deducted from Tier 1 capital, and (v) excess deferred tax assets realizable only from future taxable income.

     The Federal Reserve Board measures ratios (3) and (4) pursuant to its risk-based capital adequacy guidelines. These guidelines are intended to make regulatory capital requirements more sensitive to the risk profile of each bank holding company, to factor off-balance-sheet exposures into capital adequacy assessment, to minimize disincentives to holding liquid, low-risk assets, and to further uniformity of capital measurement on a worldwide basis.

     Under the risk-based guidelines, qualifying capital is measured against a bank holding company's total risk-adjusted assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of certain contingent liabilities that are off-balance-sheet, is assigned to a broad risk category, ranging from zero to 100%. The sum of these risk-weighted items is the bank holding company's risk-based assets. Effective March 22, 1995, the Federal Reserve Board has reduced the regulatory capital requirement for certain recourse obligations resulting from asset transfers to reflect the maximum contractual liability of the bank holding company under the recourse agreement. This change was mandated by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"). See "Recently Enacted and Proposed Legislation".

     Qualifying capital consists of Tier 1 capital and Tier 2 capital less (i) aggregate investments in banking or finance subsidiaries which are not consolidated for financial accounting or regulatory purposes and in certain other subsidiaries to the extent designated by the Federal Reserve Board, and (ii) aggregate reciprocal holdings of capital instruments of other banking organizations. Tier 1 capital must comprise at least 4% of risk-adjusted assets and consists of common stock, related surplus, retained earnings, net of any treasury stock, certain amounts of qualifying cumulative and noncumulative perpetual preferred stock (including related surplus) and certain minority interests in equity accounts of consolidated subsidiaries, less goodwill, and effective April 1, 1995, deferred tax assets realizable only from future taxable income, other than the amount of such assets not exceeding the lesser of the Company's projected taxable income within one year of the relevant quarter-end report date or 10% of Tier 1 capital (net of goodwill and intangible assets other than purchased mortgage servicing rights and purchased credit card relationships but before any disallowed deferred tax assets are deducted), and generally all identifiable intangibles other than readily marketable purchased mortgage servicing rights and purchased credit card relationships, each valued by the bank holding company at least quarterly at the lesser of 90% of their fair market value or 100% of their book value, in an aggregate amount not exceeding 50% of Tier 1 capital (net of goodwill and all identifiable intangible assets other than such purchased mortgage servicing rights and purchased credit card relationships), with a separate sublimit of 25% of Tier 1 capital for purchased credit card relationships. Tier 2 capital, which may be included in qualifying total capital in an amount not exceeding 100% of Tier 1 capital (net of goodwill and other identifiable intangibles required to be deducted from Tier 1 capital), consists of certain amounts of the reserve for loan and lease losses, perpetual preferred stock and related surplus, certain types of hybrid capital instruments and mandatory convertible debt instruments, and certain types and amounts of term subordinated debt and intermediate-term preferred stock (including related surplus). After extended consideration of Financial Accounting Standards Board Statement No. 115 (relating to valuation of investments in debt and equity securities), in December 1994, the Federal Reserve Board determined to adhere to longstanding supervisory practice by generally not recognizing unrealized appreciation or depreciation of such assets in capital ratio calculations. Unrealized net losses on marketable equity securities will, however, continue to be deducted from Tier 1 capital.

     Under current regulations, the following minimums are prescribed for the capital adequacy ratios: (1) primary capital to total assets, 5.5%; (2) total capital to total assets, 6.0%; (3) qualifying capital (Tier 1 plus Tier 2) to risk-weighted assets, 8.0%; and (4) Tier 1 capital to total assets, 3.0% to 5.0%.

     The Federal Reserve Board has published for public comment two proposed changes to its capital adequacy regulations for bank holding companies. If adopted, these proposals would, respectively, (i) change the conversion factors currently applied to calculate the potential future exposure resulting from certain derivatives contracts and permit a reduction in potential future exposure for certain such transactions which are subject to qualifying bilateral netting arrangements, and (ii) implement lower regulatory capital requirements for qualifying recourse transfers of small business loans and leases, as required by the Riegle Act. The comment periods on these proposals expired on October 21, 1994, and February 27, 1995, respectively.

     FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Act, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. See "Recently Enacted and Proposed Legislation." Effective January 17, 1995, the Federal depository institution regulatory agencies adopted regulations identifying concentrations of credit risk and risks arising from nontraditional activities as important factors to consider in assessing an institution's overall capital adequacy. The agencies have not yet adopted final regulations concerning interest rate risk.

     2. Bank Subsidiaries

     The Company's commercial bank subsidiary, Republic Bank, is subject to regulation and examination primarily by the Michigan Financial Institutions Bureau. The Company's savings bank subsidiary, Republic Savings, is subject to regulation and examination primarily by the Ohio Superintendent of Savings Banks. As insured state banks, Republic Bank and Republic Savings are also subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC").

     These agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. As insured banks, Republic Bank and Republic Savings are subject to uniform real estate lending regulations adopted by the Federal depository institution regulatory agencies. These regulations require each institution to adopt comprehensive and appropriate real estate lending policies, including underwriting standards and measurable loan to value ratios which are consistent with safe and sound banking practice, and documentation, approval and administration standards, all of which are reviewed and approved annually by the institution's board of directors. The regulations provide specific guidance on loan to value ratios which are acceptable, ranging from a maximum of 65% for loans secured by raw land up to 85% for loans secured by 1-4 family residential construction or improved property. Although no maximum is prescribed for home equity or 1-4 family permanent mortgage loans, the regulations indicate that such loans equal to or in excess of a 90% ratio would be expected to be supported by private mortgage insurance or readily marketable collateral. The FDIC imposes capital adequacy guidelines on Republic Bank and Republic Savings. Subject to certain variations and exceptions, these guidelines are generally similar to those of the Federal Reserve Board discussed above with respect to bank holding companies.

     Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or of any other non-bank or bank affiliates), and acceptance of such shares or securities as collateral security for loans to any borrower. The bank's regulators also review other payments, such as management fees, made by the subsidiary bank to affiliated companies.

     The Company's bank subsidiaries are also subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. A Michigan state bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends).

     An Ohio savings bank must pay all its expenses each year only out of its gross earnings. Only after provision has been made for the payment of such expenses, interest, and the maintenance of a reserve for absorption of bad debts and other losses and other net worth accounts at levels required by Ohio law and regulations of the Ohio Superintendent of Savings Banks, may an Ohio savings bank declare and pay dividends. Such dividends may be declared and paid out of current earnings and undivided profits.

     The payment of dividends by the Company and its bank subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

     FDICIA establishes five capital categories, and the federal depository institution regulators, as directed by FDICIA, have adopted, effective December 19, 1992, and subject to certain exceptions, the following minimum requirements for each of such categories:

                                       Total            Tier 1
                                  Risk-Based        Risk-Based          Leverage
                               Capital Ratio     Capital Ratio             Ratio
Well capitalized                10% or above       6% or above      5% or above
Adequately capitalized           8% or above       4% or above      4% or above
Undercapitalized                Less than 8%      Less than 4%     Less than 4%
Significantly undercapitalized  Less than 6%      Less than 3%     Less than 3%
Critically undercapitalized
                                          __                __       A ratio of
                                                                tangible equity
                                                                to total assets
                                                                  of 2% or less

     Subject to certain exceptions, these capital ratios are generally determined on the basis of periodic Reports of Condition and Income ("Call Reports") submitted by each depository institution and the reports of examination by each institution's appropriate federal depository institution regulatory agency.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

     The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     These regulations and restrictions may limit the Company's ability to obtain funds from its subsidiaries for its cash needs, including funds for acquisitions, payment of dividends and interest and the payment of operating expenses.

     Republic Bank is subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF"). Republic Savings is subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund ("SAIF"). Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). The deposit insurance assessment ranges from 23 basis points for well-capitalized institutions displaying little risk, to 31 basis points for undercapitalized institutions displaying high risk. In February, 1995, the FDIC published for comment a proposed rule which would automatically reduce the insurance premium assessments for BIF-insured institutions in all but the worst assessment risk classification when the BIF reaches the mandated reserve ratio. Under the proposal's new schedule, insurance premium assessments for BIF-insured banks would range from 4 basis points to 31 basis points. Because of continued underfunding of the SAIF, the FDIC has proposed no change to the existing insurance assessment for SAIF-insured banks (such as Republic Savings). The comment period expires April 17, 1995. In addition, in October, 1994, the FDIC issued an advance notice of proposed rulemaking to redefine the deposit insurance assessment base. The comment period expired on February 2, 1995. There can be no assurance whether, or in what form, either of these regulatory proposals will be finally adopted.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any insured bank subsidiary of a holding company may be required to reimburse the FDIC for any loss incurred or reasonably anticipated to be incurred by the FDIC after August 9, 1989 in connection with a default of any of such holding company's other insured subsidiary banks or from assistance provided to such other subsidiaries in danger of default. This right of recovery by the FDIC generally is superior to any claim of the shareholders of the depository institution that is liable or any affiliate of such institution. The bank and savings bank subsidiaries of the Company are subject to such cross-guarantees.

     Among other things, FDICIA requires the federal depository institution regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The scope and degree of regulatory intervention is linked to the capital category to which a depository institution is assigned.

     A depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Among other things, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee a capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The Federal depository institution agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, or fails in any material respect to implement an approved plan, it is treated as if it is significantly undercapitalized.

     In addition to these restrictions applicable to undercapitalized institutions, significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets, make changes in management personnel, prohibit payment of dividends by its parent holding company, and require such holding company to divest or liquidate any affiliate of the institution under certain circumstances. Subject to certain exceptions, critically undercapitalized depository institutions are required to be placed in conservatorship or receivership, generally within 90 days.

     The FDIC is further required by FDICIA to establish the BIF and SAIF deposit insurance assessment rates, respectively, at a level which will maintain, or restore over a period of not more than 15 years, the mandated reserve ratios of 1.25%. In February, 1995, the FDIC published projections indicating that the BIF would reach the mandated reserve ratio by July 31, 1995. The FDIC does not expect the SAIF to reach the mandated reserve ratio until 2002. FDICIA also grants the FDIC the power to impose special deposit insurance assessments in addition to the regular assessments.

     FDICIA added numerous other provisions, including new accounting, audit and reporting requirements, new regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for, among other things, powers of state chartered banks, branch closures, and reduction of systemic risk in the payments system.

     4. Mortgage Subsidiaries

     The Company's non-depository mortgage banking subsidiaries, Republic Mortgage, Market Street, and CUB Funding are engaged in the business of originating or purchasing, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, Republic Mortgage, Market Street and CUB Funding are subject to State usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and servicers under the National Flood Insurance Program. See "Recently Enacted and Proposed Legislation."

     Republic Mortgage, Market Street and CUB Funding purchase mortgage loans from approved correspondents. In addition to the underwriting done by the correspondent, each of the mortgage companies performs its own underwriting review of the mortgage loans it purchases. Correspondents qualify to participate in Republic Mortgage, Market Street and CUB Funding's wholesale program only after a review of their reputation, mortgage lending experience and financial condition, including a review of references and financial statements. In such activities, the mortgage companies are also subject to applicable usury and other state and federal laws, including various states' licensing statutes. As a seller and servicer of mortgage loans, each of Republic Mortgage, Market Street and CUB Funding is a participant in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, GNMA, FHLMC, VA and FHA. In their dealings with these agencies, Republic Mortgage, Market Street and CUB Funding are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate and purchase are subject to agency-prescribed procedures, including without limitation inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, FHLMC, GNMA, VA and FHA, each of Republic Mortgage, Market Street and CUB Funding represents and warrants that all such mortgage loans sold by it conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Mortgage, Market Street or CUB Funding) to repurchase the non-conforming mortgage loans. Additionally, FNMA, FHLMC, GNMA, VA and FHA may require Republic Mortgage, Market Street or CUB Funding, respectively, to indemnify them against all losses arising from their failure, respectively, to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and FHLMC. See "Recently Enacted and Proposed Legislation."

     5. Recently Enacted and Proposed Legislation

     The Housing and Community Development Act of 1992 ("HCDA") amended (i) the Real Estate Settlement Procedures Act ("RESPA") to extend its coverage to loans made to refinance existing residential loans and to residential loans secured by junior liens, and (ii) the Home Mortgage Disclosure Act ("HMDA") to require that covered lenders make a modified form of their mortgage loan application registers available for public inspection on request, and more rapidly make available to the public their mortgage loan disclosure statements. The Federal Reserve Board published final regulations implementing the changes to HMDA on March 11, 1993.

     The Department of Housing and Urban Development ("HUD") adopted regulations implementing the extension of RESPA to junior lien and refinancing transactions which became generally effective on August 9, 1994. HUD has also adopted, now effective May 24, 1995 with respect to new mortgage loans (and phased in over a three-year period for existing mortgage loans), detailed regulations governing escrow accounting practices (including mandatory use of the aggregate accounting method) and periodic escrow disclosures by servicers of mortgage loans (including lenders which service the loans they originate). Further, effective June 19, 1995, HUD has adopted regulations under RESPA revising the mortgage servicing transfer disclosure requirements to implement amendments made to the statute by the Riegle Act, and also to exempt mortgage loans secured by subordinate liens and open-end lines of credit secured by first liens from such requirements. Finally, in July, 1994, HUD published for public comment regulations which would (i) prohibit the payment by an employer of fees to its employees calculated as a function of the number or value of referrals of business from the employer to an affiliated entity, (ii) regulate the operation and fees of computer loan origination services, and (iii) expand the scope, and require consumer acknowledgment, of disclosures of business affiliations by mortgage loan service providers which refer customers to affiliated entities. The comment period expired September 14, 1994.

     HCDA established housing goals for FNMA and FHLMC for low- and moderate-income housing, special affordable housing, and central cities, rural areas, and other underserved areas, each as defined by the Act. Each of FNMA and FHLMC is required to (i) review its underwriting guidelines, (ii) take affirmative steps to assist primary lenders such as the Company in making housing credit available in areas with concentrations of low income and minority families, (iii) collect expanded data from seller servicers on mortgage loans (including race, gender and income of mortgagors), and (iv) assist governmental agencies in investigations of, and take remedial actions against, mortgage lenders violating the Fair Housing Act or Equal Credit Opportunity Act. The Secretary of HUD is required to issue implementing regulations, and to monitor and enforce compliance by FNMA and FHLMC with those goals and provisions.

     The Secretary of HUD has extended the 1994 housing goals of FNMA and FHLMC to 1995 on an interim basis, pending final action on new goals. In February 1995, the Secretary of HUD published for public comment proposed regulations for FNMA and FHLMC which among other things would establish annual goals, stated as a percentage of the number of dwelling units financed by each agency's mortgage purchases during the year. The aggregate of the goals for the HCDA - established categories for each of FNMA and FHLMC under the proposed regulations are 67% for 1995 and 73% for 1996. The proposal stated the Secretary's intention that accomplishment of these goals should not cause FNMA or FHLMC to reduce the volume of their respective purchases of mortgage loans granted to higher income borrowers. The comment period expires May 2, 1995.

     HCDA also established the Office of Federal Housing Enterprise Oversight ("OFHEO"), a new supervisory authority over FNMA and FHLMC. Among other things, the Director of OFHEO is required to adopt regulations within 18 months of appointment prescribing minimum risk-based capital levels for FNMA and FHLMC, to take supervisory action against such an enterprise which fails to meet required capital levels (including the adoption of a capital restoration plan and restrictions on capital distributions by the enterprise to its shareholders such as the Company), and, in the Director's discretion, to take other supervisory action, including appointment of a conservator for an enterprise which becomes significantly or critically undercapitalized. These provisions are generally subject to phased introduction over the period expiring one year after final adoption of the risk-based capital regulations of the Director.

     In February 1995, the OFHEO published an advance notice of proposed rule-making, seeking public comment on various issues prior to the publication of proposed rules to implement the foregoing provisions of HCDA. It is not possible to predict the potential impact upon the Company, if any, of compliance by FNMA and FHLMC with the requirements of HCDA and such regulations.

     As part of the Omnibus Budget Reconciliation Act of 1993, Congress amended the Federal Deposit Insurance Act ("FDIA") to require receivers of failed depository institutions to give priority to depositors over general creditors, subordinated creditors and shareholders when distributing assets of a failed institution. This depositor preference will apply on a nationwide basis.

     In 1994, the Congress enacted two major pieces of banking legislation, the Riegle Act and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle Act addressed such varied issues as the promotion of economic revitalization of defined urban and rural "qualified distressed communities" through special purpose "Community Development Financial Institutions", the expansion of consumer protection with respect to certain loans secured by a consumer's home and reverse mortgages, and reductions in compliance burdens regarding Currency Transaction Reports, in addition to reform of the National Flood Insurance Program, the promotion of a secondary market for small business loans and leases, and mandating specific changes to reduce regulatory impositions on depository institutions and holding companies.

     Among other reforms to the National Flood Insurance Program, the Riegle Act requires (i) FNMA and FHLMC to implement procedures reasonably designed to ensure that mortgage loans sold to such agencies and secured by properties located in a special flood hazard area (a "Flood Property") are covered by flood insurance for the full term of the loan, even if the identification of the special flood hazard area occurs after the loan is closed, (ii) that if an escrow account is established by a lender or servicer with respect to a mortgage loan secured by a Flood Property, the escrow must cover flood insurance payments, and (iii) a lender or servicer with respect to a mortgage loan secured by a Flood Property to "force place" flood insurance for such property if the borrower fails to obtain such insurance. The provisions of the Riegle Act described in clauses (i) and (ii) apply to mortgage loans made, increased, extended or renewed after September 23, 1995; the provisions regarding "force placement" of flood insurance took effect on September 23, 1994.

     The Riegle Act seeks to encourage the development of a secondary market for small business loans and leases by amending the Secondary Mortgage Market Enhancement Act of 1984 to expand the scope of loans eligible for securitization thereunder to include small business loans and leases (subject to the right of any State to opt out within seven years of enactment), and by making such securities legal investments for depository institutions. It further facilitates such securitizations by directing the Federal depository institution regulators to treat transfers of small business loans and leases by depository institutions in accordance with generally accepted accounting principles, and to limit the capital required to be maintained by such institutions with respect to such transfers to the amount of the institution's contractual recourse liability.

     The regulatory reform provisions of the Riegle Act require Federal banking agencies to consider burdens and benefits to depository institutions and their customers before imposing new compliance requirements, and in general to make new or amended regulations effective on the first day of a calendar quarter. Each such agency must review and streamline its regulations and policies within two years, and establish an internal administrative appeal procedure for "material supervisory determinations" within six months. The agencies are directed to coordinate their examinations of depository institutions, and to simplify and permit electronic filing of statements of condition (known as Call Reports) by depository institutions. The Act also repealed the requirement of newspaper publication of statements of condition. Among other things, the Riegle Act also (i) modified certain consumer disclosure requirements, (ii) directed the agencies to complete their regulatory review of the Community Reinvestment Act at the earliest practicable time, (iii) modified the FDIA to give the agencies more flexibility in implementing safety and soundness standards, (iv) provided simplified procedures for formation of one-bank bank holding companies,
     (v) mandated expedited notice procedures to the Federal Reserve Board for bank holding companies to engage in non-banking activities, (vi) reduced the 30-day post-approval waiting period for certain depository institution mergers and bank holding company acquisitions to 15 days under certain circumstances, (vii) eliminated the requirement of prior board of directors' approval of first-mortgage home loans to executive officers of the depository institution and expanded the Federal Reserve Board's authority to provide regulatory exceptions in respect of loans to certain directors and officers of subsidiaries of a bank holding company, and (viii) modified FDICIA by directing the Federal banking agencies to take into account the size and activities of depository institutions, and not to cause undue reporting burdens, in their biennial review of capital adequacy standards.

     The Riegle-Neal Act will substantially change the geographic constraints applicable to the banking industry. Effective September 29, 1995, the application of a bank holding company located in one State (the "home State") to acquire a bank located in any other State (the "host State") may be approved by the Federal Reserve Board under the BHC Act notwithstanding any prohibition of such acquisition in the law of the host State. The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the new Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., that the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."

     Also effective September 29, 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding company may receive deposits to existing accounts, renew time deposits, and close, service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.

     The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 (as Virginia and Utah have already done) or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-State banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHC Act applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and intrastate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other non-tax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.

     Among other things, the Riegle-Neal Act also preserves State taxation authority, prohibits the operation by out-of-State banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions. The Act mandates new restrictions on interstate activities of foreign banks, and requires public notice of, and opportunity to comment on, any proposed ruling by a Federal banking agency which would preempt certain State laws.

     At the request of the Administration, the Federal depository institution regulatory agencies published in December 1993 proposed rules to replace completely existing regulations under the Community Reinvestment Act. Following receipt of over 6,700 written comments on the December 1993 proposals, the Federal bank regulatory agencies published revised proposed CRA rules in October, 1994. In January, 1995, the chair of the House Banking Committee's financial institutions subcommittee wrote to the agencies requesting a delay in promulgating revised CRA rules until her panel could conduct hearings. In March, 1995, the Comptroller of the Currency stated publicly that issuance of the new CRA rules would not occur until April, 1995. In addition, on March 8, 1994, the Interagency Task Force on Fair Lending, a body consisting of the Federal depository institution regulators, the Departments of Justice and Housing and Urban Development and four other Federal agencies (including the OFHEO), issued a joint policy statement on discrimination in lending. The policy statement applies to all lenders, and provides an agreed basis for future agency rulemaking and administrative enforcement of various federal laws prohibiting lending discrimination.

     Each of the chairman of the House and Senate banking committees has introduced in Congress a bill to repeal certain of the investment banking restrictions applicable to commercial banks under the Banking Act of 1933, commonly known as the Glass-Steagall Act. The Administration announced in February, 1995, that it would propose legislation permitting common ownership of commercial banks, securities firms and insurance companies, by repeal of provisions of the Glass-Steagall Act and revision of the BHC Act. In addition, bills are pending in Congress to impose a general moratorium on issuance of regulations by Federal agencies, which may be made applicable to the Federal banking agencies. There can be no assurance whether, or in what form, any of these bills will become law.

     6. Regulation of Proposed Acquisitions

     In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In reaching its decision on an application for such approval, the Federal Reserve Board must consider a number of factors, including the effect of the proposed acquisition or merger on competition in relevant geographic and product markets, the financial condition of both parties, capital adequacy before and after the proposed acquisition, the managerial resources and future prospects of the parties, the convenience and needs of the communities to be served, and the prior record of both the Company's existing bank subsidiaries and the bank to be acquired (or the bank subsidiary of the other party to the merger) under the Community Reinvestment Act. Amendments made to the BHC Act by FDICIA further require the Federal Reserve Board (a) to disapprove any application by a bank holding company which fails to provide the Board with adequate assurances that it will furnish to the Board information on the operations and activities of such bank holding company and its affiliates determined by the Board to be appropriate to determine and enforce compliance with the statute, and (b) in its consideration of managerial resources, to include consideration of the competence, experience and integrity of the officers, directors, and principal shareholders of the parties. In addition, subject to certain exceptions, the Federal Reserve Board may not approve any such application by a bank holding company to acquire a bank or bank holding company located outside the state in which the applicant's banking subsidiaries conduct their principal banking operations unless the acquisition is expressly authorized by the statute laws of the state in which the bank or bank holding company to be acquired is located. Effective September 29, 1995, the BHC Act will no longer prevent the Federal Reserve Board from approving the acquisition of a bank because of contrary State law. See "Recently Enacted and Proposed Legislation."

     The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In reaching its decision, the responsible Federal depository institution regulatory agency must consider a number of factors, including the effect of the proposed transaction on competition in relevant geographic and product markets, the financial and managerial resources and future prospects of the parties, capital adequacy before and after the proposed transaction, the convenience and needs of the communities to be served, and the prior record of both the Company's existing subsidiaries and the other bank under the Community Reinvestment Act. In addition, an application to, and the prior approval of, the Federal Reserve Board may be required under the BHC Act, in certain such cases.

     In all of the foregoing cases, the required regulatory approvals are subject to public notice and comment procedures. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the thirtieth calendar day (or if the Attorney General has made no adverse comment to the Federal Reserve Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Attorney General) after final approval of the transaction by the Federal depository institution regulatory agency. In some of the foregoing cases, prior approvals of state bank regulatory authorities must also be obtained prior to consummation of the proposed transactions.

     With certain limited exceptions, the BHC Act prohibits bank holding companies, such as the Company, from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Any such acquisition will require, except in certain limited cases, at least 60 days' prior written notice to the Federal Reserve Board.

     In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider whether the performance by an affiliate of the Company of the activity can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, or gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Board's consideration will also include an evaluation of the financial and managerial resources of the Company, including its existing subsidiaries, and of any entity to be acquired, and the effect of the proposed transaction on those resources. The required notice period may be extended by the Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Board. This required regulatory written notice is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by regulatory agencies, may delay or prevent consummation of such an acquisition. If such a proposed acquisition is not disapproved or subjected to conditions by the Board within the applicable notice period, it is deemed approved by the Board. Such an acquisition may also require 30 days' prior notice to the Department of Justice and the Federal Trade Commission.

     FIRREA amended the BHC Act in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a savings association as a non-bank subsidiary of such bank holding company. A bank holding company such as the Company may submit a written notice to the Board of the acquisition of a savings association engaged in deposit-taking, lending and other activities that the Board has determined to be permissible for bank holding companies, in accordance with the procedures and standards described in the preceding paragraph.

     Subject to certain exceptions, the direct or indirect association by a bank holding company such as the Company which does not already control a savings association will cause the bank holding company to become a savings and loan holding company. Each company becoming a savings and loan holding company must register as such with the Office of Thrift Supervision ("OTS") within 90 days after becoming a savings and loan holding company. Thereafter, the savings and loan holding company is subject to regulation, periodic reporting requirements, and examination by the OTS. In the case of a bank holding company which is also a savings and loan holding company, such OTS regulation is in addition to continuing regulation by the Federal Reserve Board under the BHC Act.

Item 2. PROPERTIES AND EMPLOYEES

The executive offices of the Company are located at 1070 East Main Street, Owosso, Michigan, a two-story building which is also occupied by the Owosso branch of Republic Bank. This building is owned by Republic Bank. The Company also maintains administrative offices at the principal office of Republic Bank in Ann Arbor, Michigan.

Currently, the Company's bank subsidiary Republic Bank, operates 25 offices, including two loan production offices within the State of Michigan, of which fourteen are owned and eleven are leased. The Company's state savings bank operates eleven offices within the state of Ohio, of which two are owned and nine are leased.

Currently, the Company's mortgage banking subsidiaries operate ten offices in Michigan, one office in Iowa, twelve offices in Florida, two offices in Virginia, one office in North Carolina, two offices in Maryland, two offices in Alabama, one office in Illinois, two offices in Georgia, one office in Colorado, one office in Texas, five offices in California, three offices in New York, two offices in Connecticut, one office in Massachusetts, two offices in Arizona, one office in Washington and one office in Oregon. All of the Company's mortgage banking offices are leased, with the exception of Republic Mortgage's corporate office located in Farmington Hills, Michigan.

At December 31, 1994, total annual rental expense under real estate lease obligations of the Company and its subsidiaries, other than intercompany items, was approximately $3.7 million. Rental expense for 1995 is expected to decline due to the closing of certain mortgage banking offices during the third and fourth quarters of 1994.

The Company had approximately 1,050 full-time equivalent employees at December 31, 1994.

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary, routine litigation incidental to the Company's business. Management considers that the aggregate liability, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                                   PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The information set forth under caption "Summary of Common Share Market Data" on Page 46 of the 1994 Annual Report of the Company is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Summary of Selected Financial Data" on Page 6 of the 1994 Annual Report of the Company is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the caption "Management's Discussion and Analysis" on Pages 7 through 20 of the 1994 Annual Report of the Company is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth on Pages 21 through 43 and Pages 45 and 46 of the 1994 Annual Report of the Company is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable

                          PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of March 1, 1995 are as follows:

                                                               Position
         Name                        Position                 Held Since       Age
Jerry D. Campbell    Chairman of the Board, President            1985          54
                     and Chief Executive Officer

Dana M. Cluckey      Executive Vice President,                   1986          35
                     Treasurer and Assistant Secretary

Barry J. Eckhold     Vice President, Chief Credit                1990          48
                     Officer and Secretary

Richard H. Shaffner  Vice President                              1992          41

Thomas F. Menacher   Chief Financial and                         1992          38
                     Accounting Officer

The information set forth under the caption "Directors" on Pages 5 through 7 of the definitive Proxy Statement of the Company dated March 27, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the Company.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Executive Officers" on Pages 10 through 14 of the definitive Proxy Statement of the Company dated March 27, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Holders of the Company's Common Stock" on Pages 2 through 4 of the definitive Proxy Statement of the Company dated March 27, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Related Transactions" on Page 9 of the definitive Proxy Statement of the Company dated March 27, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

1.  Financial Statements:

                                                           Page *
Consolidated Balance Sheets - December 31, 1994 and 1993...    21
Consolidated Statements of Income - Three Years Ended
  December 31, 1994........................................    22
Consolidated Statements of Shareholders' Equity -
  Three Years Ended December 31, 1994......................    23
Consolidated Statement of Cash Flows - Three
  Years Ended December 31, 1994............................ 24-25
Notes to Consolidated Financial Statements................. 26-43
Independent Auditors' Report...............................    45

*Refers to page number of the Annual Report of the Company for the year ended
 December 31, 1994.

2.  Schedules:

     I - Indebtedness to Related Parties (Not Applicable)
    II - Guarantees of Securities of Other Issuers (Not Applicable)

    (b)  Reports on Form 8-K:

         Not Applicable

    (c)  Exhibits:

3.  (a)  Articles of Incorporation, are incorporated herein by reference to
         Exhibit 3(a) to Form 10K filed March 17, 1994.

    (b) Bylaws, as amended, are incorporated herein by reference to Exhibit 3(b) to Registration Statement on Form S-4 filed March 1, 1990, Registration No. 33-33811.

    4(a) Indenture dated as of February 1, 1993, between the Company and NBD Bank, N.A., as Trustee, relating to 9% Subordinated Notes due 2003, including Form of 9% Subordinated Note due 2003: filed as
         Exhibit 4(d) to Amendment No. 1 to Form S-4 filed January 28, 1993, Registration No. 33-56112, and incorporated herein by reference.

    4(b) Warehousing Credit Agreement, dated as of December 18, 1992, between
         Mayflower Mortgage Corporation, d/b/a Republic Bancorp Mortgage Inc., the banks named therein and NBD Bank, N.A., as Agent: filed as
         Exhibit 4(c) to Form S-3 filed January 8, 1993, Registration No. 33-56328, and incorporated herein by reference.

    4(c) First Amendment to Warehousing Credit Agreement, dated as of May 1,
         1993, between Mayflower Mortgage Corporation, d/b/a Republic Bancorp Mortgage Inc., the banks named therein and NBD Bank, N.A., as Agent, filed as Exhibit 4(c) to Form S-3, filed May 26, 1993, Registration No. 33-61842, and incorporated herein by reference.

   4(d) Second Amendment to Warehousing Credit Agreement, dated as of December 17, 1993, between Mayflower Mortgage Corporation, d/b/a Republic Bancorp Mortgage Inc., the banks named therein and NBD Bank, N.A., as Agent: filed as Exhibit 4(d) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   4(e) Third Amendment dated as of March 31, 1994 and Fourth Amendment dated as of April 30, 1994, to Warehousing Credit Agreement between Mayflower Mortgage Corporation, d/b/a Republic Bancorp Mortgage Inc., the banks named therein and NBD Bank, N.A., as Agent.

   4(f) Fifth Amendment to Warehousing Credit Agreement, dated as of September 1, 1994, between Mayflower Mortgage Corporation, d/b/a Republic Bancorp Mortgage Inc., NBD Bank, N.A., and NBD Bank, N.A., as Agent.

   4(g) Revolving Credit Agreement between the Company and Firstar Bank Milwaukee, N.A., dated as of January 26, 1995.

   4(h) Collateral Pledge Agreement between the Company and Firstar Bank Milwaukee, N.A., dated as of October 1, 1993: filed as Exhibit 4(g) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   4(i) Warehousing Credit Agreement, dated as of July 30, 1993, among Market Street Mortgage Corporation and G.E. Capital Mortgage Services, Inc. and Warehousing Credit Agreement, dated as of July 30, 1993, among Market Street Mortgage Corporation, Cooper River Funding, Inc., as lender, and G.E. Capital Mortgage Services, Inc., as Agent: filed as
         Exhibit 4(h) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   4(j) Term notes dated December 29, 1992, in the amounts of $2.2 million and $211,000 given by Republic Mortgage in favor of Poughkeepsie Savings Bank, FSB: filed as Exhibit 4(h) to Form S-3 filed January 8, 1993, Registration No. 33-56328, and incorporated herein by reference.

   4(k) First Amendment dated as of October 16, 1993, Second Amendment dated as of February 23, 1994, Third Amendment dated as of May 20, 1994, Fourth Amendment dated as of July 30, 1994, and Fifth Amendment dated as of August 31, 1994, to Warehousing Credit Agreement between Market Street Mortgage Corporation and G.E. Capital Mortgage Services, Inc.

   4(l) First Amendment to Warehousing Security Agreement, dated as of February 23, 1994, between Market Street Mortgage Corporation and G.E. Capital Mortgage Services, Inc.

   4(m) First Amendment dated as of May 20, 1994, Second Amendment dated as of July 30, 1994, and Third Amendment dated as of August 31, 1994, to Warehousing Credit Agreement between Market Street Mortgage Corporation, Cooper River Funding, Inc., as lender, and G.E. Capital Mortgage Services, Inc. as Agent.

   4(n) Term Loan Agreement, dated as of April 29, 1994, between Market Street Mortgage Corporation and G. E. Capital Mortgage Services, Inc.

   4(o) First Amendment to Term Loan Agreement, dated as of November 11, 1994, between Market Street Mortgage Corporation and G.E. Capital Mortgage Services, Inc.

   4(p) Debenture Purchase Agreement dated as of March 30, 1994, between the Company and Scudder, Stevens & Clark, Inc., Business Men's Assurance Company of America, Columbus Life Insurance Company and Mutual of America Life Insurance Company, related to 7.17% Senior Debentures due 2001.

   4(q) Warehousing Credit Agreement, dated as of August 11, 1994, between CUB Funding Corporation and The Prudential Home Mortgage Company, Inc.

   4(r) First Amendment to Warehousing Credit Agreement, dated as of November 1, 1994, between CUB Funding Corporation and The Prudential Home Mortgage Company, Inc.

   10(a) Non-Qualified Stock Option Plan of the Company, effective March 24,
         1986, as amended and restated: filed as Exhibit 10(b) to Form 10-K, filed March 23, 1993 and incorporated herein by reference.

   10(b) Restricted Stock Plan of the Company, effective March 24, 1986, as amended and restated: filed as Exhibit 10(c) to Form 10-K, filed March 23, 1993 and incorporated herein by reference.

   10(c) Form of Indemnity Agreement and Schedule of officers and directors of the Company who executed such agreements: filed as Exhibit 10(e) to Form S-2, Registration No. 33-46069, and incorporated herein by reference.

   10(d) Directors Compensation Plan of the Company, adopted by the Board of Directors on October 15, 1992: filed as Exhibit 10(e) to Form 10-K, filed March 23, 1993 and incorporated herein by reference.

   10(e) Deferred Compensation Plan of the Company, adopted by the Board of Directors on December 16, 1993: filed as Exhibit 10(e) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   11. Statement Re: Computation of per share earnings (See Annual Report to Security Holders, Pages 36 and 37, filed herewith as Exhibit 13).

   13. 1994 Annual Report of the Company and Independent Auditors' Report on the Company's December 31, 1994, 1993, and 1992 Financial Statements.

   22.   Subsidiaries of the Registrant are incorporated by reference to
         Note 1 to the Notes to Consolidated Financial Statements.

   23. Consent of Deloitte & Touche LLP to incorporation by reference of its report dated January 18, 1995 appearing in the Company's Form 10-K for the year ended December 31, 1994 into the Company's Registration Statements on Form S-8 dated December 4, 1992, Registration No. 33-55336, and Form S-8 dated December 4, 1992, Registration No. 33-55304, and Form S-8 dated May 10, 1993, Registration No. 33-62508, and the Company's Registration Statement on Form S-3 dated May 26, 1993, Registration No. 33-61842.

   27. Financial Data Schedule containing summary financial information extracted from the consolidated balance sheet as of December 31, 1994 and consolidated statement of income for the twelve months ended December 31, 1994.

   28(a) Form of Servicing and Disposition Agreement for Inventory and
         Construction Loan Portfolio, dated November 21, 1992, between Market Street Mortgage Corporation and the Company: filed as Exhibit 2(b) to Form 8-K filed November 23, 1992, and incorporated herein by reference.

   28(b) First Amended and Restated Agreement and Plan of Reorganization, dated as of October 29, 1992, by and between the Company and Horizon Financial Services, Inc.: filed as Exhibit 2 to Form 8-K filed November 6, 1992, and incorporated herein by reference.

   28(c) Agreement and Plan of Merger between the Company and Premier
         Bancorporation, Inc., dated as of March 31, 1993: filed as Exhibit 28(c) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   28(d) Agreement of Consolidation, dated as of July 23, 1993, by and among the following six consolidating banks: Republic Bank, a Michigan banking corporation, Republic Bank - Central, a Michigan banking corporation, Republic Bank - North, a Michigan banking corporation, Republic Bank Ann Arbor, a Michigan banking corporation, Republic Bank S.E., a Michigan banking corporation (collectively the "Constituent Banks"), and Premier Bank ("Premier"), a Michigan banking corporation: filed as Exhibit 28(d) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

   28(e) Purchase and Sale Agreement by and between Republic Bancorp Inc.
         ("Purchaser") and California United Bank, National Association ("Seller"), dated October 22, 1993: filed as Exhibit 28(e) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

  28(f) Purchase and Sale Agreement by and between Republic Bancorp Mortgage
         Inc. ("Purchaser") and Home Funding, Inc. ("Seller"), dated November 1, 1994.

  28(g) Purchase and Sale Agreement by and between Republic Bank ("Seller") and CB North ("Purchaser"), dated as of September 27, 1994.

  28(h) Purchase and Sale Agreement by and between Republic Bank ("Purchaser") and Standard Federal Bank ("Seller"), dated as of November 14, 1994.

  NOTE: Items 1, 2, 5, 6, 7, 8, 9, 12, 14, 15, 16, 17, 18, 19, 20, 21, 24,
         25, 26, and 29 are not applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1995.


/s/ Jerry D. Campbell                   /s/ Thomas F. Menacher
-------------------------               -------------------------
Jerry D. Campbell                       Thomas F. Menacher
Chief Executive Officer and President   Chief Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacity as Directors of the Company on the 16th day of March, 1995.


/s/ Jerry D. Campbell                   /s/ Stephen M. Klein
-------------------------               -------------------------
Jerry D. Campbell                       Stephen M. Klein


/s/ Dana M. Cluckey
-------------------------               -------------------------
Dana M. Cluckey                         John J. Lennon


/s/ Bruce L. Cook
-------------------------               -------------------------
Bruce L. Cook                           Sam H. McGoun


/s/ Richard J. Cramer
-------------------------               -------------------------
Richard J. Cramer                       Kelly E. Miller


/s/ George A. Eastman                   /s/ Joe D. Pentecost
-------------------------               -------------------------
George A. Eastman                       Joe D. Pentecost


/s/ Howard J. Hulsman                   /s/ George B. Smith
-------------------------               -------------------------
Howard J. Hulsman                       George B. Smith


/s/ Gary Hurand                         /s/ Jeoffrey K. Stross
-------------------------               -------------------------
Gary Hurand                             Jeoffrey K. Stross


-------------------------               -------------------------
Dennis J. Ibold                         Lyman H. Treadway