Form 10-Q
period 1995-03-31
REPUBLIC BANCORP INC
filed 1995-05-15
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1995                Commission File Number 0-15734


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

Common Stock Outstanding as of May 9, 1995

     Common Stock, $5 Par Value................. 14,901,338 shares

                               INDEX


PART I.   FINANCIAL INFORMATION                              PAGE

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994................  1

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1995 and 1994................  2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994..........  3

          Notes to Unaudited Consolidated Financial Statements  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation........  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................  20

Item 2.   Changes in Securities..............................  20

Item 3.   Defaults upon Senior Securities....................  20

Item 4.   Submission of Matters to a Vote of
          Security Holders...................................  20

Item 5.   Other Information..................................  20

Item 6.   Exhibit and Reports on Form 8-K....................  20

SIGNATURE....................................................  21

EXHIBITS:

Statements RE:  Computation of Per Share Earnings..... Exhibit 11

Financial Data Schedule............................... Exhibit 27

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)
                                                       March 31,     December 31,
                                                         1995           1994
                                                      -----------    -----------
Assets
Cash and due from banks                               $    18,407    $    22,518
Federal Funds Sold                                         24,500             --
Other cash investments                                      3,716            779
                                                      -----------    -----------
Cash and cash equivalents                                  46,623         23,297
Mortgage loans held for sale                              149,930        152,138
Securities:
     Held-to-maturity (aggregate market value
     of $260,171, 1995 and $254,996, 1994)                267,956        269,701
     Available-for-sale (amortized cost of
     $168,209, 1995 and $204,614, 1994)                   164,423        196,502
Loans                                                     627,008        605,089
    Less allowance for estimated loan losses                5,390          5,544
                                                      -----------    -----------
Net loans                                                 621,618        599,545
Premises and equipment, net                                15,600         15,484
Purchased mortgage servicing rights                        53,092         57,183
Other assets                                               55,943         49,764
                                                      -----------    -----------
     Total assets                                     $ 1,375,185    $ 1,363,614
                                                      ===========    ===========
Liabilities
Deposits:
    Non-interest bearing                              $   128,121    $   111,425
    Interest bearing                                      762,542        707,317
                                                      -----------    -----------
    Total deposits                                        890,663        818,742
Federal funds purchased and reverse repurchase
  agreements                                              202,824        217,124
Short-term borrowings                                      36,024         39,822
FHLB advances                                              17,000         69,950
Accrued and other liabilities                              49,203         43,077
Long-Term debt                                             59,215         56,379
                                                      -----------    -----------
    Total liabilities                                   1,254,929      1,245,094
                                                      -----------    -----------
Minority interest                                             780            606
                                                      -----------    -----------

Shareholders' Equity
Preferred stock, $25 stated value;
  5,000,000 shares authorized, none issued and
  outstanding                                                  --             --
Common stock, $5 par value, 20,000,000 shares
  authorized; 14,970,134  and 15,246,134 shares
  issued and outstanding, respectively                     74,851         76,231
Capital surplus                                            32,924         35,636
Market value adjustment for securities
  available-for-sale                                       (2,461)        (5,273)
Retained earnings                                          14,162         11,320
                                                      -----------    -----------
  Total shareholders' equity                              119,476        117,914
                                                      -----------    -----------
     Total liabilities and shareholders' equity       $ 1,375,185    $ 1,363,614
                                                      ===========    ===========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                               Three Months Ended
                                                    March 31,
                                                1995         1994
                                              --------    --------
Interest Income
Loans, including fees                         $ 15,549    $ 12,890
Securitites:
          Held-to-maturity                       4,035       1,357
          Available-for-sale                     2,854       1,299
Money market investments                           102         350
                                              --------    --------
          Total interest income                 22,540      15,896
                                              --------    --------

Interest Expense
Demand deposits                                    435         593
Savings and time deposits                        8,104       5,850
Short-term borrowings                            4,433       1,159
FHLB advances                                      586         302
Long-term debt                                   1,206         459
                                              --------    --------
      Total interest expense                    14,764       8,363
                                              --------    --------
Net interest income                              7,776       7,533
Provision for estimated loan losses                 12          47
                                              --------    --------
Net interest income after provision for
  loan losses                                    7,764       7,486
                                              --------    --------

Non-Interest Income
Service charges                                    303         352
Mortgage banking                                15,354      27,823
Gain/(loss) on sale of securities                  (90)        483
Gain on sale of SBA loans                          230         234
Other                                              233         508
                                              --------    --------
          Total non-interest income             16,030      29,400
                                              --------    --------

Non-Interest Expense
Salaries and employee benefits                   9,480      16,872
Occupancy expense of premises                    1,280       1,299
Equipment expense                                1,052       1,044

Other                                            5,155       8,256

Minority interest                                  198          --
                                              --------    --------
          Total non-interest expense            17,165      27,471
                                              --------    --------
Income before income taxes                       6,629       9,415
Provision for income taxes                       2,424       3,333
                                              --------    --------


Net Income                                    $  4,205    $  6,082
                                              ========    ========

Net income per common share outstanding
  Primary and fully diluted                   $   0.27    $   0.39
                                              ========    ========

Average common shares outstanding
  Fully diluted                                 15,508      15,723
                                              ========    ========

Cash dividend declared per common share       $   0.09    $   0.08
                                              ========    ========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
                                                                    Three Months Ended
                                                                          March 31,
                                                                    1995          1994
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     4,205    $     6,082
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
     Depreciation and amortization                                    1,122          1,040
     Amortization of purchased mortgage servicing rights              1,763          1,350
     Provision for loan losses                                           12             47
     (Gain)/loss on sale of securities available-for-sale                90           (483)
     Gain on sale of mortgage servicing rights                       (7,380)       (15,756)
     Gain on sale of loans                                             (501)          (654)
     Increase in interest receivable                                   (832)          (437)
     Increase in interest payable                                     1,135             35
     Decrease in deferred loan fees                                    (146)          (403)
     Net premium amortization on securities                             212            206
     Increase in other assets                                        (8,527)        (7,518)
     Increase in other liabilities                                    5,236          4,833
     Proceeds from sale of mortgage loans held for sale             338,585      1,226,088
     Origination of mortgage loans held for sale                   (348,704)    (1,017,533)
     Other, net                                                         201           (127)
                                                                -----------    -----------
       Total adjustments                                            (17,734)       190,688
                                                                -----------    -----------
Net cash provided by/(used in) operating activities                 (13,529)       196,770
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                          (10,392)        (9,557)
     Proceeds from sale of mortgage servicing rights                 20,100         24,094
     Proceeds from sale of securities available-for-sale             31,969         32,649
     Proceeds from maturities/principal payments of
       securities available-for-sale                                  4,299         12,141
     Proceeds from maturities/principal payments of
       securities held-to-maturity                                    1,650          6,746
     Purchase of securities available-for-sale                         --          (88,853)
     Purchase of securities held-to-maturity                           --         (126,154)
     Recoveries on loans previously charged off                          85             60
     Proceeds from sale of loans                                     59,879          8,763
     Net increase in loans made to customers                        (69,075)       (24,764)
     Premises and equipment expenditures                               (817)        (1,308)
     Payment for the purchase of AmeriFirst Financial
       Corporation                                                     (177)            --
                                                                -----------    -----------
Net cash provided by/(used in) investing activities                  37,521       (166,183)
                                                                -----------    -----------

                           (continued on next page)

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

CONTINUED
                                                                  Three Months Ended
                                                                        March 31,
                                                                  1995           1994
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts
       and savings accounts                                     $  1,601       $    881
     Net increase/(decrease) in certificate  of deposits          49,824        (20,568)
     Purchase of Standard Federal Bank demand deposits
       NOW accounts and savings accounts                           6,701             --
     Purchase of Standard Federal Bank certificate of
       deposits                                                   13,796             --
     Net decrease in short-term borrowings                       (70,660)          (596)
     Net proceeds from issuance of common shares                      --            325
     Repurchase of common shares                                  (3,014)            --
     Dividends paid                                               (1,363)        (1,098)
     Payments on long-term debt                                   (1,223)          (186)
     Increase in long-term debt                                    3,672             --
     Proceeds from issuance of senior debentures,
       net of issuance cost                                           --         24,712
                                                                --------       --------
Net cash provided by/(used in) financing activities                 (666)         3,470
                                                                --------       --------
Net increase in cash and cash equivalents                         23,326         34,057
Cash and cash equivalents at beginning of period                  23,297         28,025
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 46,623       $ 62,082
                                                                ========       ========
Cash paid during the period for:
     Interest                                                   $ 13,629       $  8,328
     Income taxes                                               $    850       $  3,403

Non cash investing activities:

- - During the three months ended March 31, 1995 and 1994, the Company incurred charge-offs on portfolio loans of $250,000 and $726,000, respectively.

                  REPUBLIC BANCORP INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

  1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended March 31, 1995 and 1994, as well as the financial position at March 31, 1995, and cash flows for the three months ended March 31, 1995 and 1994.

     Certain reclassifications have been made in the consolidated financial statements for 1994 to conform with the 1995 presentation.

  2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Republic Bancorp Inc. and the accounts of three wholly owned subsidiares: Republic Bank, Republic Bancorp Mortgage Inc. and Republic Savings Bank (formerly Horizon Savings Bank). The consolidated financial statements also include the accounts of Market Street Mortgage Corporation and CUB Funding Corporation, of which the Company owns an 80% majority interest in both entities. Republic Bancorp Mortgage Inc. operates Home Funding, Inc., which was acquired in October 1994, and AmeriFirst Home Mortgage, which was acquired in February 1995, as divisions. All significant intercompany transactions and balances have been eliminated in consolidation.

  3. ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under SFAS 115, all affected debt and equity securities must be classified as held-to-maturity, trading or available-for-sale. Classification is critical because it affects the carrying amount of the security, as well as the timing of gain or loss recognition in the income statement. The Company does not currently maintain a trading account classification. The Company adopted SFAS 115 for the financial period beginning January 1, 1994.

     Management determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. In accordance with SFAS 115, securities held-to-maturity include only those securities which the Company has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the effective interest method. Securities held-to-maturity consist primarily of U.S. Treasuries and U.S. Government Agency obligations, and fixed rate mortgage-backed securities and collateralized mortgage obligations.

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities consist primarily of adjustable rate mortgage-backed securities. Such securities are stated at fair value, with the market value adjustment, net of tax, reported as a separate component of shareholders' equity.

     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

     The following is a summary of available-for-sale securities and held-to-maturity securities:

                                               Available-for-Sale Securities
                                            -----------------------------------
                                            Gross        Gross        Estimated
     March 31,1995                          Unrealized   Unrealized   Fair
     (In Thousands)              Cost       Gains        Losses       Value
                                 --------   ----------   ----------   ---------
     U.S. Government Agency
       Obligations               $  3,490           --   $      241   $   3,249
     Collateralized Mortgage
       Obligations                  4,669           --          137       4,532
     Mortgage-Backed Securities   140,684   $        1        2,697     137,988
                                 --------   ----------   ----------   ---------
     Total Debt Securities        148,843            1        3,075     145,769
     Equity Securities             19,366           --          712      18,654
                                 --------   ----------   ----------   ---------
     Total Available-For-Sale
       Securities                $168,209   $        1     $  3,787    $164,423
                                 ========   ==========   ==========   =========

                                                Held-to-Maturity Securities
                                            -----------------------------------
                                            Gross        Gross        Estimated
     March 31,1995                          Unrealized   Unrealized   Fair
     (In Thousands)              Cost       Gains        Losses       Value
                                 --------   ----------   ----------   ---------
     U.S. Treasury
       Obligations               $ 81,414           --   $    1,494   $  79,920
     U.S. Government Agency
       Obligations                 70,099   $       39          963      69,175
     Collateralized Mortgage
       Obligations                103,267            1        4,860      98,408
     Mortgage-Backed Securities    12,083           24          535      11,572
     Other Securities               1,093           13           10       1,096
                                 --------   ----------   ----------   ---------
     Total Held-to-Maturity
       Securities                $267,956   $       77   $    7,862   $ 260,171
                                 ========   ==========   ==========   =========

     The gross realized gains and losses on sales of available-for-sale securities totaled $-0- and $90,000, respectively, for the quarter ended March 31, 1995.

     The following tables detail the components of the securities available-for-sale and securities held-to-maturity portfolio and the amortized cost and market value of the portfolio classified by maturity at March 31, 1995. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES AVAILABLE-FOR-SALE
Maturity Distribution
($ in thousands)
March 31, 1995
               Obligations of                           Collateralized         Total                                     Total
               U.S. Government     Mortgage-Backed          Mortgage     Available-for-Sale                       Available-for Sale
                   Agencies           Securities          Obligations      Debt Securities    Equity Securities        Securities
              ------------------  ------------------  ------------------  ------------------  ------------------  ------------------
                        Estimated           Estimated           Estimated           Estimated           Estimated          Estimated
              Amortized   Market  Amortized   Market  Amortized   Market  Amortized   Market  Amortized   Market  Amortized   Market
                Cost      Value     Cost      Value     Cost      Value     Cost      Value     Cost      Value     Cost      Value
Maturities:
 Due within
  one year...     --        --        --        --        --        --        --        --    $ 19,366  $ 18,654  $ 19,366  $ 18,654
 One to five
  years...... $  2,822  $  2,600      --        --        --        --    $  2,822  $  2,600      --        --       2,822     2,600
 Five to ten
  years......      668       649      --        --        --        --         668       649      --        --         668       649
 After ten
  years......     --        --    $140,684  $137,988  $  4,669  $  4,532   145,353   142,520      --        --     145,353   142,520

   Total..... $  3,490  $  3,249  $140,684  $137,988  $  4,669  $  4,532  $148,843  $145,769  $ 19,366  $ 18,654  $168,209  $164,423
SECURITIES HELD-TO-MATURITY
Maturity Distribution
($ in thousands)
March 31, 1995
                U.S. Treasury and                             Collateralized                                  Total
                Government Agency       Mortgage-Backed          Mortgage              Other             Held-to-Maturity
                   Obligations            Securities           Obligations         Debt Securities          Securities
               --------------------  --------------------  --------------------  --------------------  --------------------
                          Estimated             Estimated             Estimated             Estimated             Estimated
               Amortized    Market   Amortized    Market   Amortized    Market   Amortized    Market   Amortized    Market
                 Cost       Value      Cost       Value      Cost       Value      Cost       Value      Cost       Value
Maturities:
 Due within
  one year...  $ 48,501   $  8,391       --         --         --         --     $    235   $    237   $  8,736   $  8,628
 One to five
  years......   143,012    140,704   $  4,484   $  4,456   $  3,892   $  3,782        327        331    151,715    149,273
 Five to ten
  years......      --         --        7,599      7,116      8,489      8,175        201        208     16,289     15,499
 After ten
  years......      --         --         --         --       90,886     86,451        330        320     91,216     86,771

   Total.....  $151,513   $149,095   $ 12,083   $ 11,572   $103,267   $ 98,408   $  1,093   $  1,096   $267,956   $260,171

4.   LOANS
     Loans consist of the following:

                                            March 31,    December 31,
     (In Thousands)                           1995          1994
                                            ---------    ------------
     Commercial loans:
       Secured by real estate               $  82,388     $    81,922
       Other (generally secured)               22,302          15,989
                                            ---------     -----------
         Total Commercial loans               104,690          97,911
     Residential real estate mortgages        470,192         457,755
     Installment loans                         52,126          49,423
                                            ---------     -----------
       Total loans                            627,008         605,089
     Allowance for estimated loan losses       (5,390)         (5,544)
                                            ---------     -----------
       Net loans                            $ 621,618     $   599,545
                                            =========     ===========

     The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan
     - Income Recognition and Disclosures," on January 1, 1995. Accordingly, loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by adjusting the allowance for estimated loan losses for the impaired loan with a corresponding charge to provision for estimated loan losses. The adoption of SFAS 114 by the Company did not result in any additional charge to the allowance for estimated loan losses or provision for estimated loan losses. Additonally, adoption of SFAS 118 did not result in any change to the recognition of income on impaired loans.

     SFAS 114 amends SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," to clarify that substantive repossession accounting is applicable in circumstances where the debtor surrenders the collateral to the creditor and the creditor receives physical possession of the collateral. Therefore, a loan for which foreclosure is probable, as in the case of in-substance foreclosed (ISF) assets, should continue to be accounted for as a loan. The impact of this change did not result in any reclassifications of ISF assets.


                                                            March 31,
     Impaired Loans: (In Thousands)                           1995
                                                            ---------
     Gross recorded investment in impaired loans            $   2,788
     Specific allowance for estimated loan losses              (1,049)
                                                            ---------
     Total net impaired loans                               $   1,739
                                                            =========
                                                       Three Months Ended
     (In Thousands)                                      March 31, 1995
                                                       ------------------
     Average impaired loans outstanding                     $   2,765
                                                            =========
     Interest income recognized                             $      68
                                                            =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORTGAGE BANKING
During the first quarter of 1995, the Company closed $392 million in single-family, owner occupied, residential mortgage loans, compared to $1.04 billion closed during the first quarter of 1994. The decrease in mortgage loan closings was primarily attributable to the higher interest rate environment which has significantly reduced the number of refinanced mortgages.

The decrease in mortgage loan volume resulted in a decrease of mortgage banking income of $12.5 million, from $27.8 million in the first quarter of 1994 to $15.3 million in 1995. A breakdown of income from mortgage banking activities is summarized as follows:

                                           Three Months Ended
                                             March 31, 1995
                                         ---------------------
                                           1995          1994
                                         -------       -------
Net mortgage loan servicing fees         $ 2,731       $ 1,453
Origination fee income                     4,089         8,619
Gain on sale of mortgages                  1,154         1,997
Gain on sale of servicing                  7,380        15,754
                                         -------       -------
Total mortgage banking income            $15,354       $27,823
                                         =======       =======

The Company generates origination fee income primarily through its retail mortgage loan operation. The Company's retail mortgage loan closings were $288 million for the first quarter of 1995 compared to $530 million for 1994. The decrease in retail mortgage closings resulted in a decrease in origination fee income of $4.5 million over the first quarter in 1994.

The majority of the Company's residential mortgage production during 1995 and 1994 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the first quarter, the Company's gain on sale of mortgages totaled $1.2 million, compared to $2.0 million for the same period in 1994. The decrease in the gain on sale of mortgages was due to the decline in closing volume.

During the first quarter of 1995 and 1994, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $1.6 billion and $2.1 billion, respectively, resulting in gains of $7.4 million and $15.8 million, respectively.

On February 15, 1995, Republic Bancorp Mortgage Inc., a subsidiary of Republic, purchased certain assets and the mortgage origination network of AmeriFirst Financial Corporation with three offices in the state of Michigan.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.

RESULTS OF OPERATIONS

Net Interest Income

Net Interest Income totaled $7.8 million for the first quarter of 1995, compared to $7.5 million for the same period in 1994. The slight increase in net interest income in the first quarter was comprised of increases in both interest income and interest expense. The increase in both interest income and interest expense was due to an increase of interest earning assets and interest bearing liabilities over the last twelve months, as well as an increasing interest rate environment. The net interest margin for the first quarter of 1995 decreased to 2.54%, from 3.08% for the same period in 1994. The decrease in net interest margin is a result of a decrease of mortgage loans held for sale and an increase in lower yielding securities and adjustable rate residential single family mortgage portfolio loans.

Average earning balances increased 24.9%, or $243.6 million, to $1.223 billion from March 31, 1994 to March 31, 1995. In addition, the yield on average earning assets increased from 6.49% to 7.37%, resulting in a net increase of $6.6 million in interest income. Primary factors in the increase in yield on interest earning assets were the 198 basis points increase in average rates earned on mortgage loans held for sale, the 122 basis points increase in average rates earned on the securities portfolio and the 55 basis points increase in average rates earned on portfolio real estate mortgage loans, the majority of which reprice annually based on the one-year Constant Maturity Treasury index, plus a margin.

The cost of interest bearing liabilities in first quarter 1995 increased to 5.33% from 4.17% in first quarter 1994. As a result of the slowdown in mortgage loans held for sale originations, average borrowings of the Republic mortgage affiliates under the higher cost warehousing facilities decreased $37 million over first quarter 1994 while the borrowing rate has increased from 6.18% to 7.97%. Offsetting the reduction in these borrowings was an increase of $230 million in other short-term borrowings of the bank affiliates. Average balances and rates on these borrowings were $237 million and 6.06% in 1995 and $13 million and 3.52% in 1994.

The following table presents an analysis of average balances and rates for the three month periods ended March 31, 1995 and 1994.

                                          Three Months Ended                   Three Months Ended
                                            March 31, 1995                       March 31, 1994
                                 ----------------------------------     ---------------------------------
                                   Average                  Average       Average                 Average
                                  Balance(1)     Interest    Rate        Balance(1)    Interest    Rate
Average Assets:
Money market investments         $     6,745     $    96     5.69%      $    43,434     $   341    3.14%
Mortgage Loans held for sale         122,090       2,604     8.53           304,772       4,993    6.55
Securities                           454,039       6,885     6.07           219,945       2,665    4.85
Commercial loans                     101,108       2,473     9.78           128,621       2,774    8.63
Real estate mortgage loans           488,761       9,198     7.53           234,944       4,099    6.98
Installment loans                     50,685       1,284    10.13            48,158       1,024    8.51
  Total loans, net of
    unearned income                  640,554      12,955     8.09           411,723       7,897    7.67
  Total interest earning
    assets                         1,223,428      22,540     7.37           979,874      15,896    6.49

Allowance for loan losses             (5,578)                                (7,168)
Cash and due from banks               24,837                                 24,963
Other assets                         131,329                                 94,787
  Total assets                   $ 1,374,016                            $ 1,092,456

Average Liabilities and
  Shareholders' Equity:
Deposits:
  Interest bearing demand
    deposits                     $    68,103         435     2.55       $    89,736         593    2.64
  Savings deposits                   183,240       1,699     3.71           168,367       1,210    2.87
  Time deposits                      482,093       6,405     5.31           413,195       4,640    4.49
    Total interest bearing
     deposits                        733,436       8,539     4.66           671,298       6,443    3.84
Short-term borrowings                279,566       4,432     6.34            86,981       1,159    5.33
FHLB advances                         37,361         585     6.26            24,394         302    4.95
Long-term debt                        56,787       1,208     8.51            19,992         459    9.18
  Total interest bearing
    liabilities                    1,107,150      14,764     5.33           802,665       8,363    4.17

Non-interest bearing deposits        115,253                                124,495
Other liabilities                     34,175                                 51,444
  Total liabilities                1,256,578                                978,604

Shareholders' equity                 117,438                                113,852
Total liabilities and share-
  holders' equity                $ 1,374,016                            $ 1,092,456

Net interest income                              $ 7,776                                $ 7,533

Net interest spread                                          2.04%                                 2.32%

Net interest margin                                          2.54%                                 3.08%

(1) Non-accrual loans and overdrafts are included in average balances. No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1995 or 1994.

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

                                               Three Months Ended March 31,
                                                     1995 versus 1994
                                           Increase (Decrease) Due to Change In:
                                           -------------------------------------
                                            Average      Average        Net
                                            Balance      Rate (1)      Change
Interest Income:
Money market investments                    $(1,254)     $ 1,009      $  (245)
Mortgage loans held for sale                 (9,611)       7,222       (2,389)
Securities                                    3,413          807        4,220
Loans, net of unearned income (2)             4,604          454        5,058

        Total interest income                (2,848)       9,492        6,644

Interest expense:
Interest bearing demand deposits               (138)         (20)        (158)
Savings deposits                                113          376          489
Time deposits                                   842          923        1,765

        Total interest bearing deposits         817        1,279        2,096

Short-term borrowings                         3,015          258        3,273
FHLB advances                                   189           94          283
Long-term debt                                  978         (229)         749

        Total interest expense                4,999        1,402        6,401

        Net interest income                 $(7,847)     $ 8,090      $   243

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)  Non-accrual loans are included in average balances.

NON-INTEREST EXPENSE

Non-interest expense in the first quarter of 1995 was $17.2 million, compared to $27.5 for the same period in 1994. Salaries and employee benefits are the largest portion of non-interest expense totaling $9.5 million for the three month period in 1995. Salaries and employee benefits decreased $7.4 million from $16.9 million in the first quarter of 1994, as a result of lower commissions and incentives paid on decreased mortgage loan volume for the first quarter of 1995.

Financial Condition

ASSETS
Total assets at March 31, 1995 were $1.38 billion, compared to $1.36 billion at December 31, 1994. The increase in assets since December 31, 1994 was primarily in portfolio loans, offset by a decline in securities available-for-sale.

LOANS
Total loans, excluding loans held for sale, at March 31, 1995 increased $21.9 million to $627.0 million from $605.1 million at December 31, 1994. Residential real estate loans increased $12.4 million to 75.0% of total loans at March 31, 1995 from December 31, 1994. Commercial loans, including commercial loans secured by real estate, increased to $104.7 million or 16.7% of total loans at March 31, 1995. Mortgage loans held for sale decreased to $149.9 million at March 31, 1995 from $152.1 million at December 31, 1994.

During the first quarter of 1995, the Company closed $6.1 million of Small Business Administration (SBA) loans. The Company sold $2.9 million of SBA loans during the first three months of 1995, resulting in gains of $230,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of March 31, 1995, these loans comprised 88.1% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA").

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

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                                   March 31,               December 31,
                                                     1995                      1994
                                              ------------------       -------------------
(Dollars in thousands)                         Amount        %          Amount        %
Commercial Loans:
  Secured by real estate ...............      $ 82,388      13.1%      $ 81,922      13.5%
  Other (generally secured) ............        22,302       3.6         15,989       2.6
    Total Commercial Loans .............       104,690      16.7         97,911      16.1
Residential Real Estate
  Mortgages ............................       470,192      75.0        457,755      75.7
Installment Loans ......................        52,126       8.3         49,423       8.2

  Total Portfolio Loans ................      $627,008     100.0%      $605,089     100.0%

At March 31, 1995 the Company had commitments to fund residential real estate loans of $200.6 million. These commitments are expected to result in mortgage loan closings during the next 30 to 60 days. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $149.9 million, the Company had firm commitments to sell forward $257.3 million of residential real estate loans. These commitments to sell forward, which are expected to settle in the second quarter of 1995, will not produce any material gain or loss.

NON-PERFORMING ASSETS
Portfolio loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO") until such time as it is sold. The following table provides information with respect to the Company's past due loans and the components of non-performing assets at the dates indicated.

                                                               Mar. 31,     Dec. 31,   Mar. 31,
(Dollars in thousands)                                           1995         1994       1994
Loans past due 90 days or more and still
  accruing interest:
    Commercial ..............................................   $   56      $  104      $   50
    Residential real estate mortgages .......................      128          --          --
    Installment .............................................       66          35          65
      Total .................................................   $  250      $  139      $  115
Non-accrual loans:
    Commercial ..............................................   $  834      $  982      $1,178
    Residential real estate mortgages .......................      810       1,304          80
    Installment .............................................      114          79         297
       Total ................................................    1,758       2,365       1,555
    Restructured loans ......................................    1,123       1,130       2,136
    Other real estate owned .................................      593         586         936
      Total non-performing assets ...........................   $3,474      $4,081      $4,627
Non-performing assets as a percentage of:
    Total loans and OREO (1) ................................      .55%        .67%       1.09%
    Total loans and OREO (2) ................................      .45%        .54%        .65%
    Total assets ............................................      .25%        .30%        .39%

(1)  Excluding mortgage loans held for sale.
(2)  Including mortgage loans held for sale.

At March 31, 1995, approximately $2.5 million, or .41% of portfolio loans were 30-89 days delinquent.

ALLOWANCE FOR ESTIMATED LOAN LOSSES
Management is responsible for maintaining an adequate allowance for estimated loan losses. The appropriate level of the allowance for estimated loan losses is determined by systematically reviewing the loan portfolio quality, analyzing economic changes, consulting with regulatory agencies and reviewing historical loan loss experience. Actual net losses are charged against this allowance. If actual circumstances and losses differ substantially from management's assumptions and estimates, such reserves for loan losses may not be sufficient to absorb all future losses, and net earnings could be significantly and adversely affected. Management is of the opinion that the allowance for estimated loan losses is adequate to meet potential losses in the portfolio. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's financial statements are dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in such estimates, appraisals and evaluations might be required because of changing economic conditions and the economic prospects of borrowers.

As of March 31, 1995, the allowance for estimated loan losses was $5.4 million or .86% of total loans, excluding mortgage loans held for sale, compared with $5.5 million or .92% as of December 31, 1994. The allowance for estimated loan losses as a percentage of non-performing loans was 187.07% at March 31, 1995 versus 158.6% at December 31, 1994.

An analysis of the allowance for estimated loan losses, the amount of loans charged off and the recoveries on loans previously charged off is summarized in the following table.

                                                   Three Months Ended
                                                        March 31,
                                                  -------------------
                                                    1995        1994
Allowance for estimated loan losses:
Balance at January 1  ..........................   $ 5,544    $ 7,214
  Loans charged off ............................      (251)      (726)
  Recoveries of loans previously charged off ...        85         60
Net charge-offs ................................      (166)      (666)
Provision charged to expense ...................        12         47
Balance at March 31  ...........................   $ 5,390    $ 6,595

SECURITIES
The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the securities portfolio is generally short-term, with an estimated average maturity of less than three years, or at adjustable rates. The securities portfolio, including securities available-for-sale, constituted 31.4% of the Company's assets at March 31, 1995, compared to 34.2% at December 31, 1994. The decrease in the securities portfolio is primarily a result of selling available-for-sale securities to provide liquidity to fund higher interest earning portfolio loan balances.

Certain securities, with a carrying value of approximately $239.4 million and $235.3 million at March 31, 1995 and December 31, 1994, respectively, were pledged to secure reverse repurchase agreements and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.

LIABILITIES
Deposits
Non-interest bearing deposits increased $16.7 million, or 15.0%, from $111.4 million at December 31, 1994 to $128.1 million at March 31, 1995, primarily due to an increase in mortgage escrow balances of $13.4 million and official checks outstanding used to fund mortgage loans held for sale of $3.9 million. Interest bearing deposits increased $55.2 million, or 7.8%, from $707.3 million at December 31, 1994 to $762.5 million at March 31, 1995, due primarily to an increase of $49.8 million in certificates of deposit as well as the acquisition of $20.2 million in interest bearing deposits through the acquisition of deposits of three Michigan based Standard Federal Bank branches in February 1995. These increases were partially offset by a decrease in other interest bearing deposit accounts of $14.8 million.

On February 24, 1995, the Company completed the acquisition of the Standard Federal Bank Branches in Owosso and Flushing, Michigan, as well as the deposit accounts of the Flint branch of Standard Federal Bank. Through the acquisition, the Company added $20.2 million of interest bearing and $300,000 of non-interest bearing deposits. The Owosso and Flushing branches were opened as Republic Bank offices on February 27, 1995.

Short-Term Borrowings
As of March 31, 1995, the Company had $202.8 million of securities sold under agreements to repurchase at an average rate for the quarter of 6.07%. Such agreements, which have stated maturities of 30 days to one year are secured by certain securities with a carrying value of $206.2 million. The proceeds from the reverse repurchase agreements are used to fund mortgage loans held for sale closings.

Market Street Mortgage Corporation has a $75 million warehousing line of credit agreement with G.E. Capital Mortgage Services Inc. and Cooper River Funding Inc. used for the purpose of funding the origination of mortgage loans by Market Street, which expires in July 1995. Interest, which is payable monthly, is calculated at a rate equal to the lower of 2.0% above the lender's one month commercial paper rate or the LIBOR rate. Borrowings under this warehousing line of credit decreased to $19.6 million at March 31, 1995 from $22.8 million at December 31, 1994. During the first quarter of 1995, the average borrowings and interest rate paid on this warehousing line was $27.6 million and 8.10%, respectively.

Republic Bancorp Mortgage Inc. has a $20 million warehousing line of credit with NBD Bank, N.A. used to fund the acquisition or origination of mortgage loans by Republic Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in April 1995. Republic Mortgage is required to pay interest on the unpaid principal amount of each advance at the adjusted LIBOR rate or federal funds sold plus 1.25%, as applicable to such advance. There were no borrowings under this line at March 31, 1995 or December 31, 1994 or during the first quarter of 1995.

CUB Funding Corporation has a $16 million warehousing line of credit agreement with Prudential Home Mortgage Company used for funding the origination of mortgage loans by CUB Funding. Interest, which is payable monthly, is computed based upon the 30 day commercial paper index plus various spreads ranging from 1.00% to 2.75% based on the document status of each loan. Borrowings under this line of credit decreased to $12.4 million at March 31, 1995 from $13.1 million at December 31, 1994. During the first quarter of 1995 the average interest rate was 7.57% and the average balance outstanding was $9.1 million. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in August, 1995.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. The agreement provides for borrowings with interest at the prime rate, less .25%, or LIBOR plus 1.75%. At March 31, 1995, $500,000 was outstanding under this Credit Agreement. During the first quarter of 1995, the average borrowings and interest rate paid for this credit agreement were $3.7 million and 8.75%, respectively.

FHLB Advances
Republic Savings Bank has outstanding two advances from the Federal Home Loan Bank ("FHLB"), a $10 million advance with an interest rate of 7.15%, maturing in February 1997, and a $5 million advance with an interest rate of 4.45%, maturing in December 1995. These advances are secured by first mortgage loans equal to at least 150% of the advances under a blanket security agreement with interest payable monthly for both advances.

In order to provide liquidity needs for mortgage loan originations, Republic Savings also has a $50 million line of credit with the FHLB. As of March 31, 1995, borrowing under this line totaled $2.0 million with an average interest rate paid of 6.49%.

Long-Term Debt
Republic Bancorp Mortgage has a mortgage loan in the amount of $2.0 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of March 31, 1995, $93,000 of the total $2.0 million is classified as short-term borrowings.

Market Street Mortgage Corporation has a note payable with Poughkeepsie Savings Bank, F.S.B. of $558,000, secured by the servicing rights underlying the Poughkeepsie mortgages which are serviced by Market Street. Interest is payable at the prime rate plus 2%, or 11.0% at March 31, 1995, and is payable in twelve equal quarterly installments with final maturity due November 30, 1995.

On March 30, 1995, Market Street Mortgage Corporation entered into a $10 million revolving credit agreement with Bank United of Texas FSB used for the funding of purchased mortgage servicing rights. Interest, which is payable monthly, is calculated at a floating rate of interest which is equal to 3.75% over the monthly average LIBOR rate. Principal is payable in sixteen consecutive quarterly installments commencing April 1, 1996, with each of the initial fifteen payments equal to 1/24th of the outstanding principal amount of the advances as of the revolving line maturity date and the sixteenth principal payment equal to the remaining principal amount then outstanding on March 31, 2000. Borrowings under this line of credit at March 31, 1995 were $3.7 million.

Market Street Mortgage Corporation also has a $16 million revolving credit agreement with G.E. Capital Mortgage Services, Inc. used for the funding of purchased mortgage servicing rights. Interest, which is payable monthly, is calculated at 3.75% above the lender's one month commercial paper rate. Principal is payable in monthly installments commencing January 1995 with a balloon payment equal to the unpaid principal balance required in the 48th month (December 1, 1998). Borrowings under this line of credit at March 31, 1995 were $14.3 million.

The Company has $17.25 million of 9% Subordinated Notes outstanding which mature February 1, 2003. Interest on the notes is payable monthly at 9%. The notes are redeemable in whole or in part by the Company, subject to Federal Reserve Board approval at par plus accrued interest at any time after February 1, 1996. The subordinated Notes qualify as Tier 2 Capital for the calculation of Total risk-based capital under Federal Reserve Board guidelines. On March 31, 1994, Republic completed a $25 million private offering of 7.17% senior debentures which mature April 2001 with interest on the notes payable semiannually.

Capital Resources
Total shareholders' equity at March 31, 1995 was $119.5 million compared to $117.9 million at December 31, 1994. The increase of $1.6 million during the first three months was due to earnings net of dividends, and the unrealized gain in market valuation adjustment on securities available-for-sale.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At March 31, 1995, Republic's Tier 1 Capital and Total risk-based capital ratios were 16.99% and 20.37%, respectively, versus 17.65% and 21.14%, respectively at December 31, 1994. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of March 31, 1995, total risk-based capital was $136.3 million, an excess of $82.8 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at March 31, 1995 was 8.32%, versus 8.47% at December 31, 1994.

The Company is committed to maintaining a strong capital position. As of March 31, 1995, Republic Bank and Republic Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Republic and its subsidiaries are parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.    Changes in Securities

           At the February 17, 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.09 per share on common stock, payable on April 7, 1995 to shareholders of record on March 10, 1995.

Item 3.    Defaults upon Senior Securities

           During the interim period covered by this report, there were no defaults upon senior securities.

Item 4.    Submission of Matters to Vote of Security Holders

           During the interim period covered by this report, there were no matters submitted to a vote of security holders.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibit and Reports on Form 8-K

           (a) Exhibits

               11.  Statement RE: Computation of per share earnings
               27.  Financial Data Schedule

           (b) Reports on Form 8-K

               During the interim period covered by this report, there were no reports filed by the Company on Form 8-K.

                                  SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     REPUBLIC BANCORP INC.
                                  -------------------------
                                         (Registrant)




Date:  May 12, 1995           By:  /s/ Thomas F. Menacher
                                  -------------------------
                                   Thomas F. Menacher,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                      Officer)