Form 10-Q
period 1995-06-30
REPUBLIC BANCORP INC
filed 1995-08-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1995                 Commission File Number 0-15734


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

Common Stock Outstanding as of August 9, 1995:

Common Stock, $5 Par Value ...............................  14,932,312 Shares

                                       INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 1995
           and December 31, 1994 .......................................   1

           Consolidated Statements of Income for the Three
           Months and Six Months Ended June 30, 1995
           and 1994.....................................................   2

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1995 and 1994..........................   3

           Notes to Unaudited Consolidated Financial
           Statements...................................................   5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................  21

Item 2.    Changes in Securities........................................  21

Item 3.    Defaults upon Senior Securities..............................  21

Item 4.    Submission of Matters to a Vote of Security Holders..........  21

Item 5.    Other Information............................................  21

Item 6.    Exhibit and Reports on Form 8-K..............................  21

SIGNATURE  .............................................................  22

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)
                                                                   June 30,           Dec. 31
                                                                     1995               1994
                                                                   --------           --------
ASSETS
Cash and due from banks ....................................    $       25,282     $       22,518
Federal funds sold .........................................             2,000                 --
Other cash investments .....................................             5,852                779
                                                                --------------     --------------
Cash and cash equivalents ..................................            33,134             23,297
Mortgage loans held for sale ...............................           300,274            152,138
Securities:
    Held-to-maturity (aggregate market value of
      $254,996, 1994) ......................................                --            269,701
    Available-for-sale (amortized cost of
      $419,736, 1995 and $204,614, 1994 ....................           416,223            196,502
Loans ......................................................           576,831            605,089
    Less allowance for loan losses .........................             5,068              5,544
                                                                --------------     --------------
Net loans ..................................................           571,763            599,545
Premises and equipment, net ................................            15,372             15,484
Purchased mortgage servicing rights ........................            48,647             57,183
Other assets ...............................................            54,843             49,764
                                                                --------------     --------------
      Total assets .........................................    $    1,440,256     $    1,363,614
                                                                ==============     ==============
LIABILITIES
Deposits:
    Non-interest bearing ...................................    $      152,951     $      111,425
    Interest bearing .......................................           765,618            707,317
                                                                --------------     --------------
      Total deposits .......................................           918,569            818,742
Federal funds purchased and reverse
    repurchase agreements ..................................           145,355            217,124
Short-term borrowings ......................................           100,683             39,822
FHLB advances ..............................................            35,000             69,950
Accrued and other liabilities ..............................            51,327             43,077
Long-term debt .............................................            66,707             56,379
                                                                --------------     --------------
      Total liabilities ....................................         1,317,641          1,245,094
                                                                --------------     --------------
Minority Interest ..........................................             1,023                606
                                                                --------------     --------------
SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value;
    5,000,000 shares authorized, none issued
    and outstanding ........................................                --                 --
Common stock, $5 par value, 20,000,000 shares
    authorized; 14,924,823 and 15,246,134 shares
    issued and outstanding, respectively ...................            74,624             76,231
Capital surplus ............................................            32,507             35,636
Market value adjustment for securities available-for-sale ..            (2,283)            (5,273)
Retained earnings ..........................................            16,744             11,320
                                                                --------------     --------------
    Total shareholders' equity .............................           121,592            117,914
                                                                --------------     --------------
      Total liabilities and shareholders' equity ...........    $    1,440,256     $    1,363,614
                                                                ==============     ==============

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Uunaudited)
(Dollars in thousands, except per share data)
                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                              1995         1994         1995          1994
                                                            --------     --------     --------     ---------
INTEREST INCOME
Loans, including fees ................................   $    16,529   $    12,952   $    32,078    $    25,842
Securities:
    Held-to-maturity .................................         4,049         3,282         8,084          4,639
    Available-for-sale ...............................         2,462         3,056         5,316          4,413
Money market investments .............................           369            42           471            334
                                                         -----------   -----------   -----------    -----------
      Total interest income ..........................        23,409        19,332        45,949         35,228
                                                         -----------   -----------   -----------    -----------

INTEREST EXPENSE
Demand deposits ......................................           399           601           834          1,194
Savings and time deposits ............................         9,424         5,911        17,528         11,761
Short-term borrowings ................................         4,320         2,545         8,753          3,704
FHLB advances ........................................           280           691           866            993
Long-term debt .......................................         1,450           915         2,656          1,374
                                                         -----------   -----------   -----------    -----------
      Total interest expense .........................        15,873        10,663        30,637         19,026
                                                         -----------   -----------   -----------    -----------
Net interest income ..................................         7,536         8,669        15,312         16,202
Provision for loan losses ............................            12            17            24             64
                                                         -----------   -----------   -----------    -----------
Net interest income after provision for loan losses ..         7,524         8,652        15,288         16,138
                                                         -----------   -----------   -----------    -----------

NON-INTEREST INCOME
Service charges ......................................           322           317           625            669
Mortgage banking .....................................        17,648        16,587        33,002         44,410
Gain(loss) on sale of securities .....................             8            36           (82)           519
Gain on sale of SBA loans ............................           369           147           599            381
Other ................................................           306           670           539          1,178
                                                         -----------   -----------   -----------    -----------
      Total non-interest income ......................        18,653        17,757        34,683         47,157
                                                         -----------   -----------   -----------    -----------

NON-INTEREST EXPENSE
Salaries and employee benefits .......................        11,384         9,850        20,864         26,722
Occupancy expense of premises ........................         1,266         1,344         2,546          2,643
Equipment expense ....................................         1,047         1,034         2,099          2,078
Other ................................................         5,885         6,892        11,040         15,148
Minority interest ....................................           330            --           528             --
                                                         -----------   -----------   -----------    -----------
      Total non-interest expense .....................        19,912        19,120        37,077         46,591
                                                         -----------   -----------   -----------    -----------
Income before income taxes ...........................         6,265         7,289        12,894         16,704
Provision for income taxes ...........................         2,340         2,282         4,764          5,615
                                                         -----------   -----------   -----------    -----------

NET INCOME ...........................................   $     3,925   $     5,007   $     8,130    $    11,089
                                                         ===========   ===========   ===========    ===========
Net income per common share outstanding
    - primary and fully diluted ......................   $       .26   $       .32   $       .53    $       .71
                                                         ===========   ===========   ===========    ===========
Average common shares outstanding - fully diluted ....        15,371        15,732        15,440         15,728
                                                         ===========   ===========   ===========    ===========
Cash dividend declared per common share ..............   $       .09   $       .08   $       .18    $       .16
                                                         ===========   ===========   ===========    ===========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)
                                                                       Six Months Ended
                                                                            June 30,
                                                                ------------------------------
                                                                     1995             1994
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $       8,130    $      11,089
Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
      Depreciation and amortization .........................           2,269            2,135
      Amortization of purchased mortgage servicing rights ...           3,465            2,361
      Provision for loan losses .............................              24               64
      (Gain)/loss on sale of securities available-for-sale ..              82             (519)
      Gain on sale of mortgage servicing rights .............         (14,287)         (24,122)
      Gain on sale of loans .................................            (867)            (850)
      Increase in interest receivable .......................            (657)          (3,063)
      Increase in interest payable ..........................           1,177              263
      Decrease in deferred loans fees .......................            (256)            (688)
      Net premium amortization on securities ................             254              201
      Increase in other assets ..............................          (7,456)          (7,967)
      Increase/(decrease) in other liabilities ..............           7,073           (6,196)
      Proceeds from sale of loans held for sale .............         798,454        2,033,456
      Origination of loans held for sale ....................        (961,326)      (1,739,208)
      Other, net ............................................             286             (573)
                                                                -------------    -------------

         Total adjustments ..................................        (171,765)         255,294
                                                                -------------    -------------

Net cash provided by/(used in) operating activities .........        (163,635)         266,383
                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights .......................         (13,694)         (16,354)
Proceeds from sale of mortgage servicing rights .............          33,052           33,840
Proceeds from sale of securities available-for-sale .........          49,777           32,648
Proceeds from maturities/principal payments of
    securities available-for-sale ...........................           6,257           28,463
Proceeds from maturities/principal payments of
    securities held-to-maturity .............................          13,310           11,026
Purchase of securities available-for-sale ...................         (14,959)        (219,913)
Purchase of securities held-to-maturity .....................              --         (241,486)
Proceeds from sale of loans .................................         156,034           14,377
Net increase in loans made to customers .....................        (112,454)        (115,741)
Premises and equipment expenditures .........................          (1,469)          (1,311)
Payment for the purchase of AmeriFirst Financial Corp. ......            (177)              --
                                                                -------------    -------------

Net cash provided by/(used in) investing activities .........         115,677         (474,451)
                                                                -------------    -------------

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                               -------------------------
(continued)                                                        1995          1994
                                                                   ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits,
    NOW accounts and savings accounts ......................       14,514        (3,356)
Net increase/(decrease) in certificates of deposit .........       64,817       (23,748)
Purchase of Standard Federal Bank demand deposits,
    NOW accounts and savings accounts ......................        6,701            --
Purchase of Standard Federal Bank certificates of deposit ..       13,796            --
Net increase/(decrease) in short-term borrowings ...........      (42,055)      203,406
Net proceeds from issuance of common shares ................          117           949
Repurchase of common shares ................................       (3,914)           --
Dividends paid .............................................       (2,706)       (2,209)
Payments on long-term debt .................................       (5,374)         (413)
Increase in long-term debt .................................       11,899            --
Proceeds from issuance of senior debentures, net of
    issuance cost ..........................................           --        24,713
                                                               ----------    ----------

Net cash provided by financing activities ..................       57,795       199,342
                                                               ----------    ----------

Net increase/(decrease) in cash and cash equivalents .......        9,837        (8,726)
Cash and cash equivalents at beginning of period ...........       23,297        28,025
                                                               ----------    ----------

Cash and cash equivalents at end of period .................   $   33,134    $   19,299
                                                               ==========    ==========

Cash paid during the period for:
    Interest ...............................................   $   30,785    $   18,764
    Income taxes ...........................................   $    3,900    $    5,814

Non-cash investing activities:

    -During the six months ended June 30, 1995 and 1994, the Company incurred charge-offs on portfolio loans of $691,000 and $1,185,000, respectively.

    -During the six months ended June 30, 1995, the Company securitized residential real estate portfolio loans into mortgage-backed securities of $48.0 million.

                    REPUBLIC BANCORP INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
               For the Six Months Ended June 30, 1995 and 1994


1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994 as well as the financial position at June 30, 1995 and cash flows for the six months ended June 30, 1995 and 1994.

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

Management determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. In accordance with SFAS 115, securities held-to- maturity include only those securities which the Company has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the effective interest method. In order to more effectively respond to liquidity needs primarily related to funding mortgage loans held for sale, the Company reclassified the entire held-to-maturity investment portfolio to available-for-sale at June 30, 1995. Appropriate mark-to-market adjustments are reflected in the shareholders' equity section of the consolidated balance sheet at June 30, 1995.

In July 1995, subsequent to the reclassification of the held-to-maturity investment portfolio to available-for-sale status at June 30, 1995, the Company sold $143.4 million of U.S. Treasury obligations, U.S. Government Agency obligations and collateralized mortgage obligations resulting in a realized gain on sale of $677,000 net of tax. Proceeds from the sale will be used primarily to fund the increased levels of mortgage loans held for sale, portfolio loans, or to reduce short-term borrowings, primarily reverse repurchase agreements.

The available-for-sale securities portfolio is stated at fair value, with the market value adjustment, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

The following is a summary of available-for-sale securities:

                                                 Available-for-Sale Securities
                                          -----------------------------------------
June 30, 1995                                      Unrealized  Unrealized    Fair
(In Thousands)                              Cost      Gains      Losses      Value
                                          -------- ----------  ----------  --------
U.S. Treasury Obligations .............   $ 81,432   $    521   $    205   $ 81,748
U.S. Government Agency Obligations ....     80,662        776        293     81,145
Collateralized Mortgage Obligations ...    105,813          8      2,038    103,783
Mortgage-Backed Securities ............    131,269        102      1,690    129,681
Other Securities ......................      1,059         13          6      1,066
                                          --------   --------   --------   --------
Total Debt Securities .................    400,235      1,420      4,232    397,423
Equity Securities .....................     19,501       --          701     18,800
                                          --------   --------   --------   --------
Total Available-for-Sale Securities ...   $419,736   $  1,420   $  4,933   $416,223
                                          ========   ========   ========   ========

The gross realized gains and losses on sales of available-for-sale securities totaled $21,000 and $13,000, respectively, for the quarter ended June 30, 1995, and $21,000 and $103,000, respectively, for the six months ended June 30, 1995.

The following table details the components of the securities available-for-sale portfolio and the amortized cost and market value of the portfolio classified by maturity at June 30, 1995. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES AVAILABLE-FOR-SALE
Maturity Distribution
(Dollars in thousands)
June 30, 1995
                                 Due Within           One to               Five to             After
                                  One Year          Five Years            Ten Years          Ten Years              Total
                            ------------------- ------------------- -------------------- ------------------  -------------------
                                      Estimated           Estimated            Estimated           Estimated           Estimated
                            Amortized   Market  Amortized   Market   Amortized   Market  Amortized   Market  Amortized   Market
                               Cost     Value      Cost     Value       Cost      Value     Cost     Value      Cost     Value
                            --------- --------- --------- ---------  --------- --------- --------- --------- --------- ---------
U.S. Treasury and Government
  Agency Obligations......... $13,462  $13,389  $132,774  $133,638   $    572  $    565  $ 15,286  $ 15,301  $162,094  $162,893
Mortgage-Backed Securities...     828      843     3,514     3,458      7,399     7,253   119,528   118,127   131,269   129,681
Collateralized Mortgage
  Obligations................      --       --     3,654     3,637      8,197     8,103    93,962    92,043   105,813   103,783
Other Debt Securities........     336      336       241       247        162       170       320       313     1,059     1,066
                              -------  -------  --------  --------   --------  --------  --------  --------  --------  --------
  Total Available-For-Sale
    Debt Securities..........  14,626   14,568   140,183   140,980     16,330    16,091   229,096   225,784   400,235   397,423
Equity Securities............  19,501   18,800        --        --         --        --        --        --    19,501    18,800
                              -------  -------  --------  --------   --------  --------  --------  --------  --------  --------
  Total Available-for-Sale
    Securities............... $34,127  $33,368  $140,183  $140,980   $ 16,330  $ 16,091  $229,096  $225,784  $419,736  $416,223
                              =======  =======  ========  ========   ========  ========  ========  ========  ========  ========

4.  LOANS

Loans consist of the following:
(In thousands)
                                                June 30,      December 31,
                                                  1995           1994
                                                --------      -----------
Commercial loans:
    Secured by real estate ...............    $    83,560     $    81,922
    Other (generally secured) ............         22,756          15,989
                                              -----------     -----------
        Total Commercial loans ...........        106,316          97,911
    Residential real estate mortgages ....        413,656         457,755
    Installment loans ....................         56,859          49,423
                                              -----------     -----------
        Total loans ......................        576,831         605,089
    Allowance for estimated loan losses ..         (5,068)         (5,544)
                                              -----------     -----------
        Net loans ........................    $   571,763     $   599,545
                                              ===========     ===========

The company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. Accordingly, loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by adjusting the allowance for estimated loan losses for the impaired loan with a corresponding charge to provision for estimated loan losses. The adoption of SFAS 114 by the Company did not result in any additional charge to the allowance for estimated loan losses or provision for estimated loan losses. Additionally, adoption of SFAS 118 did not result in any change to the recognition of income on impaired loans.

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

Impaired Loans: (In Thousands)
                                                    June 30,
                                                      1995
                                                    --------
Gross recorded investment in impaired loans ....    $ 1,429
Specific allowance for estimated loan losses ...       (614)
                                                    -------
Total net impaired loans .......................    $   815
                                                    =======

(In Thousands)

Average impaired loans outstanding .............    $ 2,108
                                                    =======
Interest income recognized .....................    $    28
                                                    =======

5. MORTGAGE BANKING

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," amending SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard effective April 1, 1995 and capitalized mortgage servicing rights, the effect of which was not material to consolidated net income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MORTGAGE BANKING

During the second quarter and first half of 1995, the Company closed $647 million and $1.0 billion, respectively, in single-family, owner occupied, residential mortgage loans, compared to $757 million and $1.8 billion closed during the second quarter of 1994 and first half of 1994, respectively. The decrease in mortgage loan closings in 1995 was primarily attributable to the higher interest rate environment which has significantly reduced the number of refinanced mortgages from 1994 levels.

The decrease in mortgage loan volume resulted in a decrease of mortgage banking income of $11.4 million, from $44.4 million in the first half of 1994 to $33.0 million in 1995. During the second quarter of 1995, mortgage banking income increased $1.1 million. This increase was primarily due to improved margins, higher mortgage loan servicing fees resulting from a larger mortgage loan servicing portfolio, offset by decreased gains from sale of servicing for the comparable period. A breakdown of income from mortgage banking activities is summarized as follows:

                                         Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                           1995       1994      1995        1994
                                         -------    -------    -------    -------
Net mortgage loan servicing fees ....    $ 2,456    $ 1,537    $ 5,187    $ 2,990
Origination fee income ..............      6,608      6,516     10,697     15,135
Gain on sale of mortgages ...........      1,677        167      2,831      2,164
Gain on sale of servicing ...........      6,907      8,367     14,287     24,121
                                         -------    -------    -------    -------
     Total mortgage banking income ..    $17,648    $16,587    $33,002    $44,410
                                         =======    =======    =======    =======

The Company generates origination fee income primarily through its retail mortgage loan operation. The Company's retail mortgage loan closings were $765 million for the first half of 1995 compared to $1.0 billion for 1994, resulting in lower origination fee income of $4.4 million over the first half of 1994. Retail mortgage loan closings for the second quarter of 1995 were $477 million, compared to $491 million for the second quarter of 1994, resulting in a consistent level of origination fee income.

The majority of the Company's residential mortgage production during 1995 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the second quarter and first half of 1995, the Company's gain on sale of mortgages totaled $1.7 million and $2.8 million, respectively, compared to $167,000 and $2.2 million, respectively, for the same periods in 1994. The increase in the gain on sale of mortgages was due to the improvement in margins.

During the second quarters of 1995 and 1994, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $1.2 billion and $1.3 billion, respectively, resulting in gains of $6.9 million and $8.4 million, respectively. During the first half of 1995 and 1994, the Company sold mortgage servicing rights on loans with principal balances of $2.9 billion and $3.4 billion, respectively, resulting in gains of $14.3 million and $24.1 million, respectively.

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," amending SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard effective April 1, 1995 and capitalized mortgage servicing rights, the effect of which was not material to consolidated net income.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income totaled $7.5 million and $15.3 million for the second quarter and first half of 1995, respectively, compared to $8.7 million and $16.2 million, respectively, for the same periods in 1994. The decrease in net interest income was comprised of increases in interest income with larger offsetting increases in interest expense for both periods. The increase in both interest income and interest expense was due to general increases in interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities over the last twelve months. In addition to an increase in interest bearing deposits, the mix in interest bearing liabilities shifted to a higher percentage of time deposits, which had an average rate paid of 5.95% versus 4.52%. The net interest margin for the second quarter and first half of 1995 decreased to 2.41% and 2.47%, respectively, from 3.00% and 3.04%, for the same periods in 1994.

During the second quarter of 1995 average earning balances increased $97.4 million, or 8.4%, to $1.253 billion from $1.155 billion during the 1994 second quarter. Also impacting interest income growth was an increase in the yield on interest earning assets to 7.47% during the 1995 second quarter from 6.69% during second quarter 1994. The most significant improvements to the increase in yield on interest earning assets were the 116 basis points increase in average rates earned on mortgage loans held for sale, the 64 basis points increase in average rates earned on the securities portfolio and the 81 basis points increase in average rates earned on real estate mortgage loans, which reprice annually based primarily on the one year constant maturity treasury index.

Average earning balances increased 16.0%, or $170.6 million, to $1.238 billion during the first six months of 1995, from $1.067 billion during the first six months of 1994. In addition, the yield on average earning assets increased to 7.42% from 6.60%, resulting in a net increase of $10.7 million in interest income. Primary factors in the increase in yield on interest earning assets were the 157 basis points increase in average rates earned on mortgage loans held for sale, the 84 basis points increase in average rates earned on the securities portfolio and the 69 basis points increase in average rates earned on real estate mortgage loans, which reprice annually based primarily on the one year constant maturity treasury index.

The cost of funding assets in second quarter 1995 increased to 5.74% from 4.29% in second quarter 1994, with the average balance of interest bearing liabilities increasing $110.9 million, or 11.1%, to 1.106 billion from $995 million in the 1994 second quarter. Short-term borrowings, used primarily to fund mortgage loans held for sale, and time deposits represented the largest growth categories growing by $49.7 million and $134.7 million, respectively, with the average rate increasing by 180 basis points and 143 basis points, respectively.

Interest expense for the six months ended June 30, 1995 increased $11.6 million over the same period in 1994. The increase was primarily the result of the increase in the average balance of short-term borrowings and time deposits which increased $119.5 million and $101.9 million and the increase in the average rate paid on short-term borrowings and time deposits from 4.92% and 4.51% in 1994, respectively, to 6.48% and 5.65%, respectively, in 1995.

The following table presents an analysis of average balances and rates for the three month and six month periods ended June 30, 1995 and 1994.

                                                     THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                       JUNE 30, 1995                        JUNE 30, 1994
                                             ---------------------------------     --------------------------------
                                                AVERAGE                AVERAGE       AVERAGE                AVERAGE
                                               BALANCE(1)    INTEREST    RATE       BALANCE(1)    INTEREST    RATE
                                               ----------    --------  -------      ----------    --------  -------
AVERAGE ASSETS:
Money market investments .................   $     26,555    $    361    5.44%     $      4,425    $     42   3.79%
Mortgage loans held for sale .............        178,162       3,742    8.40           233,587       4,229   7.24
Securities ...............................        422,901       6,520    6.17           458,817       6,338   5.53
Commercial loans .........................        106,749       2,625    9.84           117,736       2,778   9.44
Real estate mortgage loans ...............        464,570       8,735    7.52           291,811       4,896   6.71
Installment Loans ........................         53,807       1,426   10.60            48,998       1,049   8.56
                                             ------------    --------   -----      ------------    --------   ----
    Total loans, net of unearned income ..        625,126      12,786    8.18           458,545       8,723   7.61
                                             ------------    --------   -----      ------------    --------   ----
    Total interest earning assets ........      1,252,744      23,409    7.47         1,155,374      19,332   6.69
                                                             --------   -----                      --------   ----
Allowance for loan losses ................         (5,401)                               (6,490)
Cash and due from banks ..................         23,992                                28,862
Other assets .............................        130,114                                92,961
                                             ------------                          ------------
    Total assets .........................   $  1,401,449                          $  1,270,707
                                             ============                          ============

AVERAGE LIABILITIES AND
SHAREHOLDERS' EQUITY:
Deposits:
    Interest bearing demand deposits .....   $     63,682         399    2.51      $     91,343         601   2.63
    Savings deposits .....................        175,442       1,656    3.78           197,326       1,532   3.11
    Time deposits ........................        521,799       7,768    5.95           387,148       4,379   4.52
                                             ------------    --------   -----      ------------    --------   ----
        Total interest bearing deposits ..        760,923       9,823    5.16           675,817       6,512   3.85
Short-term borrowings ....................        264,764       4,320    6.53           215,109       2,545   4.73
FHLB advances ............................         18,233         281    6.16            59,505         691   4.64
Long-term debt ...........................         62,226       1,449    9.31            44,852         915   8.16
                                             ------------    --------   -----      ------------    --------   ----
    Total interest bearing liabilities ...      1,106,146      15,873    5.74           995,283      10,663   4.29
                                                             --------   -----                      --------   ----
Non-interest bearing deposits ............        130,351                               129,098
Other liabilities ........................         44,273                                28,219
                                             ------------                          ------------
    Total liabilities ....................      1,280,770                             1,152,600
                                             ------------                          ------------
Shareholders' equity .....................        120,679                               118,107
                                             ------------                          ------------
    Total liabilities and shareholders'
      equity .............................   $  1,401,449                          $  1,270,707
                                             ============                          ============
Net interest income ......................                   $  7,536                              $  8,669
                                                             ========                              ========
Net interest spread ......................                               1.73%                                2.40%
                                                                        =====                                 ====
Net interest margin ......................                               2.41%                                3.00%
                                                                        =====                                 ====

(1) Non-accrual loans and overdrafts are included in average balances. No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1995 or 1994.

                                                     SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30, 1995                          JUNE 30, 1994
                                             ---------------------------------     ----------------------------------
                                                AVERAGE                AVERAGE       AVERAGE                  AVERAGE
                                               BALANCE(1)    INTEREST    RATE       BALANCE(1)      INTEREST    RATE
                                               ----------    --------  -------      ----------      --------  -------
Average Assets:
Money market investments .................   $     16,680    $    457    5.48%     $      21,032    $     334   3.18%
Mortgage loans held for sale .............        150,133       6,337    8.44            268,457        9,224   6.87
Securities ...............................        438,399      13,415    6.12            342,702        9,052   5.28
Commercial loans .........................        103,928       5,098    9.81            123,156        5,551   9.01
Real estate mortgage loans ...............        476,638      17,932    7.52            263,533        8,994   6.83
Installment loans ........................         52,254       2,710   10.37             48,533        2,073   8.53
                                             ------------    --------   -----      -------------    ---------   ----
    Total loans, net of unearned income ..        632,820      25,740    8.14            435,222       16,618   7.64
                                             ------------    --------   -----      -------------    ---------   ----
    Total interest earning assets ........      1,238,032      45,949    7.42          1,067,413       35,228   6.60
                                                             --------   -----                       ---------   ----
Allowance for loan losses ................         (5,489)                                (6,828)
Cash and due from banks ..................         24,915                                 26,272
Other assets .............................        131,358                                 94,533
                                             ------------                          -------------
    Total assets .........................   $  1,388,816                          $   1,181,390
                                             ============                          =============

Average Liabilities and
    Shareholders' Equity:
Deposits:
    Interest bearing demand deposits .....   $     65,880         834    2.53      $      90,545        1,194   2.64
    Savings deposits .....................        179,114       3,355    3.75            182,160        2,741   3.01
    Time deposits ........................        502,026      14,174    5.65            400,162        9,020   4.51
                                             ------------    --------   -----      -------------    ---------   ----
Total interest bearing deposits ..........        747,020      18,363    4.92            672,867       12,955   3.85
Short-term borrowings ....................        270,189       8,753    6.48            150,658        3,704   4.92
FHLB advances ............................         27,759         866    6.24             41,950          993   4.73
Long-term debt ...........................         59,504       2,655    8.92             32,110        1,374   8.56
                                             ------------    --------   -----      -------------    ---------   ----
    Total interest bearing liabilities ...      1,104,472      30,637    5.55            897,585       19,026   4.24
                                                             --------   -----                       ---------   ----
Non-interest bearing deposits ............        122,780                                126,787
Other liabilities ........................         42,565                                 41,151
                                             ------------                          -------------
    Total liabilities ....................      1,269,817                              1,065,523
                                             ------------                          -------------
Shareholders' equity .....................        118,999                                115,867
                                             ------------                          -------------
    Total liabilities and
    shareholders' equity .................   $  1,388,816                          $   1,181,390
                                             ============                          =============
Net interest income ......................                   $ 15,312                               $  16,202
                                                             ========                               =========
Net interest spread ......................                               1.87%                                  2.36%
                                                                        =====                                   ====
Net interest margin ......................                               2.47%                                  3.04%
                                                                        =====                                   ====

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

                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                    1995 VERSUS 1994                        1995 VERSUS 1994
                                                INC/(DEC) DUE TO CHANGE IN:          INC/(DEC) DUE TO CHANGE IN:
                                          ------------------------------------     -----------------------------------
                                             AVERAGE      AVERAGE         NET       AVERAGE      AVERAGE         NET
                                            BALANCE(1)    RATE(1)       CHANGE     BALANCE(1)    RATE(1)       CHANGE
                                            ---------     -------       ------     ---------     -------       ------
Interest income:
Money market investments .............    $     293     $      26     $    319     $   (188)    $     311     $    123
Mortgage loans held for sale .........       (3,526)        3,039         (487)      (7,452)        4,565       (2,887)
Securities ...........................       (2,296)        2,478          182        2,779         1,584        4,363
Loans, net of unearned income (2) ....        3,368           695        4,063        7,973         1,149        9,122
                                          ---------     ---------     --------     --------     ---------     --------
    Total interest income ............       (2,161)        6,238        4,077        3,112         7,609       10,721
                                          ---------     ---------     --------     --------     ---------     --------

Interest expense:
Interest bearing demand deposits .....         (176)          (26)        (202)        (312)          (48)        (360)
Savings deposits .....................         (856)          980          124         (133)          747          614
Time deposits ........................        1,775         1,614        3,389        2,586         2,568        5,154
                                          ---------     ---------     --------     --------     ---------     --------
    Total interest bearing deposits ..          743         2,568        3,311        2,141         3,267        5,408

Short-term borrowings ................          670         1,105        1,775        3,607         1,442        5,049
FHLB advances ........................       (1,507)        1,097         (410)        (717)          590         (127)
Long-term debt .......................          392           142          534        1,221            60        1,281
                                          ---------     ---------     --------     --------     ---------     --------
    Total interest expense ...........          298         4,912        5,210        6,252         5,359       11,611
                                          ---------     ---------     --------     --------     ---------     --------

    Net interest income ..............    $  (2,459)    $   1,326     $ (1,133)    $ (3,140)    $   2,250     $   (890)
                                          =========     =========     ========     ========     =========     ========

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)  Non-accrual loans are included in average balances.

NON-INTEREST EXPENSE

Non-interest expense in the second quarter and first half of 1995 was $19.9 million and $37.1 million, respectively, compared to $19.1 million and $46.6 million, respectively, for the same periods in 1994. Salaries and employee benefits are the largest portion of non-interest expense totaling $11.4 million and $20.9 million for the three month and six month periods of 1995, respectively. Salaries and employee benefits increased $1.5 million from $9.9 million in the second quarter of 1994. Salaries and employee benefits decreased $5.9 million for the first half of 1995 compared to the first half of 1994, primarily as a result of lower commissions and incentives paid on decreased mortgage loan volume for the first half of 1995 as compared to 1994.


FINANCIAL CONDITION

ASSETS

Total assets at June 30, 1995 were $1.44 billion, which represents an increase of $77 million over the $1.36 billion at December 31, 1994. The increase in assets since December 31, 1994 was primarily in mortgage loans held for sale, partially offset by a decline in securities and portfolio mortgage loans. The increase in mortgage loans held for sale was primarily a result of an increase in residential loan closings for the quarter ended June 30, 1995 compared to the quarter ended December 31, 1994. The corresponding decrease in securities and portfolio mortgage loans was mainly a result of selling a portion of lower interest earning assets in order to fund shorter-term, higher interest earning mortgage loans held for sale balances.

LOANS

Total loans, excluding loans held for sale, at June 30, 1995 decreased $28.3 million to $576.8 million from $605.1 million at December 31, 1994. Residential real estate loans decreased $44.1 million to 71.7% of total loans at June 30, 1995, from 75.7% at December 31, 1994, due primarily to the Company selling a portion of lower interest earning assets in order to fund shorter-term, higher interest earning mortgage loans held for sale balances. Commercial loans, including commercial loans secured by real estate, increased to $106.3 million, or 18.4%, of total loans at June 30, 1995. The increase was due to an emphasis by the Company on origination of high quality commercial credits. Mortgage loans held for sale increased to $300.3 million at June 30, 1995 from $152.1 million at December 31, 1994.

During the second quarter and first half of 1995, the Company closed $3.7 million and $9.8 million, respectively, of Small Business Administration (SBA) loans. The Company sold $4.2 million of SBA loans during the first six months of the year, resulting in gains of $599,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of June 30, 1995, these loans comprised 86.2% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional residential real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA").

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

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                              June 30,             December 31,
                                                1995                   1994
                                        -----------------       -----------------
(Dollars in thousands)                  Amount    Percent       Amount    Percent
                                        ------    -------       ------    -------
Commercial loans:
    Secured by real estate .........    $ 83,560    14.5%       $ 81,922    13.5%
    Other (generally secured) ......      22,756     3.9          15,989     2.6
                                        --------   -----        --------   -----
        Total commercial loans .....     106,316    18.4          97,911    16.1
Residential real estate mortgages ..     413,656    71.7         457,755    75.7
Installment loans ..................      56,859     9.9          49,423     8.2
                                        --------   -----        --------   -----
        Total portfolio loans ......    $576,831   100.0%       $605,089   100.0%
                                        ========   =====        ========   =====

At June 30, 1995, the Company had commitments to fund residential real estate loans of $436.5 million. These commitments are expected to result in mortgage loan closings during the next 30 to 60 days. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $300.3 million, the Company had firm commitments to sell forward $436.9 million of residential real estate loans. These commitments to sell forward, which are expected to settle in the third quarter of 1995, will not produce any material gain or loss.

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

(Dollars in thousands)                         June 30,     Dec. 31,     June 30,
                                                 1995         1994         1994
                                               --------     --------     --------
Loans past due 90 days or more and still
accruing interest:
    Commercial .............................        --       $  104       $  505
    Residential real estate mortgages ......        --           --          113
    Installment ............................    $   40           35           80
                                                ------       ------       ------
        Total ..............................    $   40       $  139       $  698
                                                ======       ======       ======
Non-accrual loans:
    Commercial .............................    $1,137       $  982       $1,032
    Residential real estate mortgages ......       984        1,304        1,103
    Installment ............................       100           79          133
                                                ------       ------       ------
        Total ..............................     2,221        2,365        2,268
    Restructured loans .....................       794        1,130        1,788
    Other real estate owned ................     1,121          586        1,131
                                                ------       ------       ------
        Total non-performing assets ........    $4,136       $4,081       $5,187
                                                ======       ======       ======
Non performing assets as a percentage of:
    Total loans and OREO (1) ...............       .72%         .67%        1.02%
    Total loans and OREO (2) ...............       .47%         .54%         .72%
    Total assets ...........................       .29%         .30%         .38%

(1)  Excluding mortgage loans held for sale.
(2)  Including mortgage loans held for sale.

At June 30, 1995, approximately $3.6 million, or .63% of portfolio loans were 30-89 days delinquent.

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

As of June 30, 1995, the allowance for estimated loan losses was $5.1 million, or .88%, of total loans, excluding mortgage loans held for sale, compared with $5.5 million, or .92%, as of December 31, 1994. The allowance for estimated loan losses as a percentage of non-performing loans was 168.12% at June 30, 1995 versus 158.61% at December 31, 1994.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table:

                                                       Six Months Ended
                                                            June 30,
                                                     -------------------
                                                       1995        1994
                                                       ----        ----
Allowance for estimated loan losses:
Balance at January 1 ............................    $ 5,544     $ 7,214
    Loans charged off ...........................       (691)     (1,185)
    Recoveries of loans previously charged off ..        191         153
                                                     -------     -------
Net charge offs .................................       (500)     (1,032)
Provision charged to expense ....................         24          64
Reduction due to sale of commercial loans .......         --        (350)
                                                     -------     -------
Balance at June 30 ..............................    $ 5,068     $ 5,896
                                                     =======     =======

SECURITIES

The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term, with an estimated average maturity of less than three years, or at adjustable rates. The securities portfolio, constituted 28.9% of the Company's assets at June 30, 1995, compared to 34.2% at December 31, 1994. The decrease in the securities portfolio is primarily a result of selling available-for-sale securities to provide liquidity to fund higher interest earning asset balances, mainly in the form of mortgage loans held for sale. In order to more effectively respond to liquidity needs primarily related to funding mortgage loans held for sale, the Company reclassified the entire held-to-maturity investment portfolio to available-for-sale at June 30, 1995. Appropriate mark-to-market adjustments are reflected in the shareholders' equity section of the consolidated balance sheet at June 30, 1995.

Certain securities, with a carrying value of approximately $172.9 million and $235.3 million at June 30, 1995 and December 31, 1994, respectively, were pledged to secure reverse repurchase agreements and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.


LIABILITIES

DEPOSITS

Non-interest bearing deposits increased $41.5 million, or 37.3%, from $111.4 million at December 31, 1994 to $152.9 million at June 30, 1995, primarily due to an increase in mortgage escrow balances of $19.9 million and official checks outstanding used to fund mortgage loans held for sale of $15.0 million. Interest bearing deposits increased $58.3 million, or 8.2% , from $707.3 million at December 31, 1994, to $765.6 million at June 30, 1995, due primarily to an increase of $64.8 million in certificates of deposit as well as the acquisition of $20.2 million in interest bearing deposits through the acquisition of deposits of three Michigan based Standard Federal Bank branches in February 1995. These increases were partially offset by a decrease in other interest bearing deposit accounts of $26.7 million.

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

SHORT-TERM BORROWINGS

As of June 30, 1995, the Company had $145.4 million of securities sold under agreements to repurchase at an average rate for the quarter of 6.27%. Such agreements, which have stated maturities of 30 days to one year are secured by certain securities with a carrying value of $154.4 million. The proceeds from the reverse repurchase agreements are used to fund mortgage loans held for sale.

On May 22, 1995, Market Street Mortgage Corporation entered into a $75 million warehousing line of credit agreement with Residential Funding Corporation used for the purpose of funding the purchase or origination of mortgage loans by Market Street. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires August 31, 1996. Market Street is required to pay interest on the unpaid principal amount of each advance at 1.50% above the monthly average LIBOR rate. Borrowings under this warehousing line of credit at June 30, 1995, totaled $40.1 million. Prior to the $75 million warehousing line of credit agreement with Residential Funding Corporation, Market Street Mortgage Corporation had a $75 million warehousing line of credit agreement with G.E. Capital Mortgage Services Inc. used for the purpose of funding the purchase or origination of mortgage loans by Market Street. Interest was calculated at a rate equal to the lower of 2.0% above the lender's one month commercial paper rate or the LIBOR rate. During the second quarter of 1995, the combined average borrowings and interest rate paid on these two warehousing lines was $39.0 million and 8.13%, respectively.

Republic Bancorp Mortgage Inc. has a $20 million warehousing line of credit with NBD Bank, N.A. used to fund the acquisition or origination of mortgage loans by Republic Bancorp Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in July 1995. Republic Mortgage is required to pay interest on the unpaid principal amount of each advance in a range of federal funds sold plus 1.50%, to Wall Street Journal Prime, based on the document status of each loan as applicable to such advance. Borrowings under this warehousing line of credit at June 30, 1995 totaled $5.4 million. During the second quarter of 1995, the average borrowings and interest rate paid on this warehousing line was $622,000 and 9.00%, respectively.

CUB Funding Corporation has a $16 million warehousing line of credit agreement with Prudential Home Mortgage Company used for funding the purchase or origination of mortgage loans by CUB Funding. Interest, which is payable monthly, is computed based upon the 30 day commercial paper index plus various spreads ranging from 1.00% to 2.75% based on the document status of each loan. Borrowings under this line of credit were $9.5 million at June 30, 1995. During the second quarter of 1995 the average interest rate was 7.41% and the average balance outstanding was $6.1 million. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in May, 1996.

On May 22, 1995, Market Street Mortgage Corporation entered into a $4 million working capital revolving line of credit with Residential Funding Corporation. Interest is calculated at a floating rate of interest which is equal to 1.0% over the prime lending rate. Borrowings under this revolving line of credit at June 30, 1995, were $3.8 million at a borrowing rate of 10.0%. The working capital revolving credit agreement expires August 31, 1996.

In May 1995, CUB Funding Corporation entered into a $2 million mortgage servicing acquisition line of credit with Prudential Home Mortgage Company used for the acquisition of mortgage servicing rights. Interest is calculated based on the 30-day commercial paper index plus 2.75%. At June 30, 1995, $2.0 million was outstanding under this line of credit at a borrowing rate of 8.80%. The line of credit expires May, 1996.

In March 1995, CUB Funding Corporation entered into a revolving gestation repurchase agreement with Paine Webber Inc. as a funding source for mortgage loan originations. Security for this borrowing agreement includes various real estate mortgage notes and expires at the option of either party. Interest is calculated at various rates depending on loan document status and ranges from federal funds plus .60% to 30 day LIBOR plus .90% to 1.75%. Borrowings under this agreement at June 30, 1995, were $22.8 million at an average borrowing rate of 7.23%. During the second quarter of 1995, the average borrowings and interest rate paid for this borrowing agreement were $12.3 million and 6.97%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. The agreement provides for borrowings with interest at the prime rate, less .25%, or LIBOR plus 1.75%. At June 30, 1995, $17.0 million was outstanding under this Credit Agreement. During the second quarter of 1995, the average borrowings and interest rate paid for this credit agreement were $8.7 million and 8.62%, respectively.

FHLB ADVANCES

Republic Savings Bank has outstanding four advances with the Federal Home Loan Bank ("FHLB"), a $10 million advance with an interest rate of 7.15%, maturing in February 1997, a $5 million advance with an interest rate of 4.45%, maturing in December 1995, a $5 million advance with an interest rate of 6.0%, maturing in June 1997, and a $5 million advance with a floating interest rate flat to the three month LIBOR index and adjusting quarterly, maturing in June 2000. These advances are secured by first mortgage loans equal to at least 150% of the advances under a blanket security agreement and investment securities equal to at least 110% of the advances under a specific security agreement with interest payable monthly for all advances.

In order to provide liquidity needs for mortgage loan originations, Republic Savings also has a $50 million line of credit with the FHLB. As of June 30, 1995, borrowing under this line totaled $10 million with an average interest rate paid of 6.06%.

LONG-TERM DEBT

Republic Bancorp Mortgage has a mortgage loan in the amount of $2.0 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of June 30, 1995, $93,000 of the total $2.0 million is classified as short-term borrowings.

On May 22, 1995, Market Street Mortgage Corporation entered into a $26 million term loan agreement with Residential Funding Corporation used for the purpose of (1) refinancing then existing term loans to Market Street from G.E. Capital Mortgage Services, Inc., Bank United of Texas, F.S.B. and Poughkeepsie Savings Bank, and (2) to finance mortgage loan servicing acquisitions. Interest is calculated at a floating rate which is equal to 1.0% over the prime lending rate. The outstanding principal balance of all term loan advances outstanding as of August 31, 1996 will be due in quarterly installments, on the last day of each November, February, May and August, beginning with November 1996, each in an amount equal to five percent of the outstanding principal amount of term loan advances. The final payment of any remaining principal amount outstanding will be due on August 31, 2000. Borrowings under this line of credit at June 30, 1995 were $22.6 million at a borrowing rate of 10.0%.

During second quarter 1995, Market Street Mortgage Corporation repaid a note payable with Poughkeepsie Savings Bank, F.S.B. of $558,000, which was secured by the servicing rights underlying the Poughkeepsie mortgages which are serviced by Market Street. Interest was payable at the prime rate plus 2%, and was payable in twelve equal quarterly installments with stated final maturity of November 30, 1995.

During second quarter 1995, Market Street Mortgage Corporation repaid balances outstanding under a $10 million revolving credit agreement with Bank United of Texas, F.S.B. used for the acquisition of mortgage servicing rights. Interest, which was payable monthly, was calculated at a floating rate of interest equal to 3.75% over the monthly average LIBOR rate. Upon repayment of the outstanding principal balance the credit agreement was terminated.

Also during the 1995 second quarter, Market Street Mortgage Corporation repaid balances outstanding under a $16 million revolving credit agreement with G. E. Capital Mortgage Services, Inc. used for the acquisition of mortgage servicing rights. Interest was payable monthly and calculated at 3.75% above the lender's one month commercial paper rate. Principal was payable in monthly installments commencing January 1995 with a balloon payment equal to the unpaid principal balance required in the 48th month (December 1, 1998). Upon repayment of the outstanding principal balance the credit agreement was terminated.

The Company has $17.25 million of 9% Subordinated Notes outstanding which mature February 1, 2003. Interest on the notes is payable monthly at 9%. The notes are redeemable in whole or in part by the Company, subject to Federal Reserve Board approval at par plus accrued interest at any time after February 1, 1996. The Subordinated Notes qualify as Tier 2 Capital for the calculation of Total Risk-Based Capital under Federal Reserve Board guidelines. Republic also has $25 million of 7.17% senior debentures which mature April 2001 with interest on the notes payable semiannually.

CAPITAL RESOURCES

Total shareholders' equity at June 30, 1995 was $121.6 million compared to $117.9 million at December 31, 1994. The increase of $3.7 million during the first half of 1995 was due to earnings net of dividends, the unrealized gain in market valuation adjustment on securities available-for-sale, and the repurchase of 434,000 Republic Bancorp Inc. common shares under the stock repurchase program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At June 30, 1995, Republic's Tier 1 Capital and Total risk-based capital ratios were 17.20% and 20.51%, respectively, versus 17.65% and 21.14%, respectively at December 31, 1994. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of June 30, 1995, total risk-based capital was $138.3 million, an excess of $84.4 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at June 30, 1995 was 8.33%, versus 8.47% at December 31, 1994.

The Company is committed to maintaining a strong capital position. As of June 30, 1995, Republic Bank and Republic Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Republic and its subsidiaries are parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.  Changes in Securities

         At the May 18, 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.09 per share on common stock, payable on July 7, 1995 to shareholders of record on June 9, 1995.

Item 3.  Defaults upon Senior Securities

         During the interim period covered by this report, there were no defaults upon senior securities.

Item 4.  Submission of Matters to Vote of Security Holders

         During the interim period covered by this report, there were no matters submitted to a vote of security holders. However, pursuant to the Company's proxy statement dated March 27, 1995, shareholders at the Company's April 26, 1995 annual meeting elected the following directors of the Company:

         Name                               Position             Director Since
         ----                               --------             --------------
         Jerry D. Campbell           Chairman of the Board,           1985
                                     Chief Executive Officer
                                          and President
         Dana M. Cluckey            Executive Vice President,         1995
                                     Treasurer and Director
         Bruce L. Cook                      Director                  1985
         Richard J. Cramer                  Director                  1991
         George A. Eastman                  Director                  1990
         Howard J. Hulsman                  Director                  1985
         Gary Hurand                        Director                  1990
         Dennis J. Ibold                    Director                  1993
         Stephen M. Klein                   Director                  1988
         John J. Lennon                     Director                  1993
         Sam H. McGoun                      Director                  1990
         Kelly E. Miller                    Director                  1990
         Joe D. Pentecost                   Director                  1985
         George B. Smith                    Director                  1987
         Jeoffrey K. Stross                 Director                  1993

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




                                     REPUBLIC BANCORP INC.
                                  -------------------------
                                         (Registrant)




Date:  August 11, 1995         By: /s/Thomas F. Menacher
                                  -------------------------------
                                   Thomas F. Menacher,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                     Officer)