Form 10-Q
period 1995-09-30
REPUBLIC BANCORP INC
filed 1995-11-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995            Commission File Number 0-15734


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


                         YES ___X___    NO _______



        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock Outstanding as of November 13, 1995:

Common Stock, $5 Par Value ...............................   15,073,523 Shares

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 1995
               and December 31, 1994 .................................       1

               Consolidated Statements of Income for the Three
               Months and Nine Months Ended September 30, 1995
               and 1994...............................................       2

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994...............       3

               Notes to Unaudited Consolidated Financial
               Statements.............................................       5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........       9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings......................................      21

Item 2.        Changes in Securities..................................      21

Item 3.        Defaults upon Senior Securities........................      21

Item 4.        Submission of Matters to a Vote of Security Holders....      21

Item 5.        Other Information......................................      21

Item 6.        Exhibit and Reports on Form 8-K........................      21

SIGNATURE.............................................................      22

EXHIBITS..............................................................   23-24

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)                                                Sept. 30,             Dec. 31
                                                                         1995                 1994
                                                                      ---------             -------
ASSETS
Cash and due from banks...................................          $    23,813          $    22,518
Other cash investments....................................                3,538                  779
                                                                    -----------          -----------
Cash and cash equivalents.................................               27,351               23,297
Mortgage loans held for sale..............................              492,439              152,138
Securities:
    Held-to-maturity (aggregate market value of
      $254,996, 1994).....................................                    -              269,701
    Available-for-sale (amortized cost of
      $325,022, 1995 and $204,614, 1994...................              320,974              196,502
Loans.....................................................              572,976              605,089
    Less allowance for loan losses........................                5,061                5,544
                                                                    -----------          -----------
Net loans.................................................              567,915              599,545
Premises and equipment, net...............................               14,940               15,484
Mortgage servicing rights.................................               55,125               57,183
Other assets..............................................               55,200               49,764
                                                                    -----------          -----------
      Total assets........................................          $ 1,533,944          $ 1,363,614
                                                                    ===========          ===========
LIABILITIES
Deposits:
    Non-interest bearing..................................          $   133,178          $   111,425
    Interest bearing......................................              770,603              707,317
                                                                    -----------          -----------
      Total deposits......................................              903,781              818,742
Federal funds purchased and reverse
    repurchase agreements.................................              135,137              217,124
Short-term borrowings.....................................              202,296               39,822
FHLB advances.............................................               46,000               69,950
Accrued and other liabilities.............................               52,032               43,077
Long-term debt............................................               68,668               56,379
                                                                    -----------          -----------
      Total liabilities...................................            1,407,914            1,245,094
                                                                    -----------          -----------
Minority Interest.........................................                  902                  606
                                                                    -----------          -----------
SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value;
    5,000,000 shares authorized, none issued
    and outstanding.......................................                    -                    -
Common stock, $5 par value, 20,000,000 shares
    authorized; 15,073,523 and 15,246,134 shares
    issued and outstanding, respectively..................               75,368               76,231
Capital surplus...........................................               32,874               35,636
Market value adjustment for securities available-for-sale.               (2,631)              (5,273)
Retained earnings.........................................               19,517               11,320
                                                                    -----------          -----------
    Total shareholders' equity............................              125,128              117,914
                                                                    -----------          -----------
      Total liabilities and shareholders' equity..........          $ 1,533,944          $ 1,363,614
                                                                    ===========          ===========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
                                                              Three Months Ended        Nine Months Ended
                                                                   Sept. 30,                Sept. 30,
                                                              1995        1994         1995          1994
                                                            --------    --------     --------      -------
INTEREST INCOME
Loans, including fees...................................   $  19,006    $  13,998   $  51,084    $  39,840
Securities:
    Held-to-maturity....................................           -        4,111       8,084        8,750
    Available-for-sale..................................       5,283        3,446      10,599        7,859
Money market investments................................         319           65         790          399
                                                           ---------   ----------   ---------    ---------
      Total interest income.............................      24,608       21,620      70,557       56,848
                                                           ---------    ---------   ---------    ---------

INTEREST EXPENSE
Demand deposits.........................................         371          568       1,205        1,762
Savings and time deposits...............................       9,896        6,663      27,424       18,424
Short-term borrowings...................................       5,036        3,828      13,789        7,532
FHLB advances...........................................         545          559       1,411        1,552
Long-term debt..........................................       1,389          912       4,045        2,286
                                                           ---------    ---------   ---------    ---------
      Total interest expense............................      17,237       12,530      47,874       31,556
                                                           ---------    ---------   ---------    ---------
Net interest income.....................................       7,371        9,090      22,683       25,292
Provision for loan losses...............................           -           20          24           84
                                                           ---------    ---------   ---------    ---------
Net interest income after provision for loan losses.....       7,371        9,070      22,659       25,208
                                                           ---------    ---------    --------     --------

NON-INTEREST INCOME
Service charges.........................................         344          337         969        1,006
Mortgage banking........................................      19,295       13,704      52,297       58,527
Gain on sale of securities..............................       1,136           49       1,054          568
Gain on sale of SBA loans...............................         204          212         803          593
Other...................................................         231          114         770          879
                                                           ---------    ---------   ---------    ---------
      Total non-interest income.........................      21,210       14,416      55,893       61,573
                                                           ---------    ---------   ---------    ---------

NON-INTEREST EXPENSE
Salaries and employee benefits..........................      13,782       10,366      34,646       37,088
Occupancy expense of premises...........................       1,332        1,514       3,878        4,157
Equipment expense.......................................       1,139          933       3,238        3,011
Other...................................................       5,871        6,080      16,911       21,228
Minority interest.......................................          91            -         619            -
                                                           ---------    ---------   ---------    ---------
      Total non-interest expense........................      22,215       18,893      59,292       65,484
                                                           ---------    ---------   ---------    ---------
Income before income taxes..............................       6,366        4,593      19,260       21,297
Provision for income taxes..............................       2,252        1,568       7,016        7,183
                                                           ---------    ---------   ---------    ---------

NET INCOME..............................................   $   4,114    $   3,025   $  12,244    $  14,114
                                                           =========    =========   =========    =========
Net income per common share outstanding
    - primary and fully diluted.........................   $     .27    $     .19   $     .79    $     .90
                                                           =========    =========   =========    =========
Average common shares outstanding - fully diluted.......      15,455       15,802      15,445       15,753
                                                           =========    =========   =========    =========
Cash dividends declared per common share................   $     .09    $     .07   $     .27    $     .22
                                                           =========    =========   =========    =========

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)
                                                                             Nine Months Ended
                                                                                  Sept. 30,
                                                                         1995                1994
                                                                     -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................        $   12,244           $   14,114
Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
      Depreciation and amortization..........................             3,459                3,079
      Amortization of purchased mortgage servicing rights....             5,265                3,465
      Provision for loan losses..............................                24                   84
      Gain on sale of securities available-for-sale..........            (1,054)                (569)
      Gain on sale of mortgage servicing rights..............           (20,438)             (29,128)
      Gain on sale of loans..................................            (1,694)              (2,503)
      Increase in interest receivable........................            (1,977)              (3,476)
      Increase in interest payable...........................             2,199                1,328
      Decrease in deferred loans fees........................              (414)              (1,482)
      Net premium amortization on securities.................               573                  565
      Increase in other assets...............................            (4,924)                (365)
      Increase in other liabilities..........................             6,089               11,145
      Proceeds from sale of loans held for sale..............         1,397,335            2,555,421
      Origination of loans held for sale.....................        (1,752,335)          (2,232,373)
      Other, net.............................................               119                 (349)
                                                                     ----------           ----------

         Total adjustments...................................          (367,773)             304,842
                                                                     ----------           ----------

Net cash provided by/(used in) operating activities..........          (355,529)             318,956
                                                                     ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights........................           (25,446)             (52,688)
Proceeds from sale of mortgage servicing rights..............            42,678               41,988
Proceeds from sale of securities available-for-sale..........           194,336               61,310
Proceeds from maturities/principal payments of
    securities available-for-sale............................            60,900               40,326
Proceeds from maturities/principal payments of
    securities held-to-maturity..............................            11,691               13,956
Purchase of securities available-for-sale....................          (117,152)            (238,926)
Purchase of securities held-to-maturity......................                 -             (250,950)
Proceeds from sale of loans..................................           195,101               66,469
Net increase in loans made to customers......................          (146,689)            (176,021)
Premises and equipment expenditures..........................            (2,903)              (2,469)
                                                                     ----------           ----------

Net cash provided by/(used in) investing activities..........           212,516             (497,005)
                                                                     ----------           ----------

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)
                                                                             Nine Months Ended
                                                                                 Sept. 30,
(continued)                                                              1995                 1994
                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits,
    NOW accounts and savings accounts........................            (2,162)               8,628
Net increase in certificates of deposit......................            66,705               44,494
Purchase of Standard Federal Bank demand deposits,
    NOW accounts and savings accounts........................             6,701                    -
Purchase of Standard Federal Bank certificates of deposit....            13,796                    -
Net increase in short-term borrowings........................            60,338               95,897
Net proceeds from issuance of common shares..................             1,068                1,049
Repurchase of common shares..................................            (3,821)                   -
Dividends paid...............................................            (4,047)              (3,320)
Payments on long-term debt...................................           (16,115)                (620)
Increase in long-term debt...................................            24,604                4,000
Proceeds from issuance of senior debentures, net of
    issuance cost............................................                 -               24,712
                                                                      ---------            ---------

Net cash provided by financing activities....................           147,067              174,840
                                                                      ---------            ---------

Net increase/(decrease) in cash and cash equivalents.........             4,054               (3,209)
Cash and cash equivalents at beginning of period.............            23,297               28,025
                                                                      ---------            ---------

Cash and cash equivalents at end of period...................         $  27,351            $  24,816
                                                                      =========            =========

Cash paid during the period for:
    Interest.................................................         $  45,675            $  30,228
    Income taxes.............................................         $   6,105            $   9,780

Non-cash investing activities:

    -During the nine months ended September 30, 1995 and 1994, the Company incurred charge-offs on portfolio loans of $731,000 and $1,267,000, respectively.

    -During the nine months ended September 30, 1995, the Company securitized residential real estate portfolio loans into mortgage-backed securities of $72.0 million.

    -During the nine months ended September 30, 1995, the Company reclassified
     $257.2 million of securities classified as held-to-maturity to available-for-sale status. The reclassified securities had a market value of $255.9 million at time of transfer.

                    REPUBLIC BANCORP INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994


1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. ("Republic" or the "Company") and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months and nine months ended September 30, 1995 and 1994 as well as the financial position at September 30, 1995 and cash flows for the nine months ended September 30, 1995 and 1994.

Certain reclassifications have been made in the consolidated financial statements for 1994 to conform with the 1995 presentation.


2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Republic Bancorp Inc., and the accounts of three wholly owned subsidiaries: Republic Bank, Republic Bancorp Mortgage Inc. and Republic Savings Bank (formerly Horizon Savings Bank). The consolidated financial statements also include the accounts of Market Street Mortgage Corporation and CUB Funding Corporation, of which the Company owns an 80% majority interest in both entities. Republic Bancorp Mortgage Inc. operates Home Funding, Inc., which was acquired in October 1994, and AmeriFirst Home Mortgage, which was acquired in February 1995, as divisions. CUB Funding Corporation operates R.S.L. Mortgage, which was acquired in August 1995, as a division. All significant intercompany transactions and balances have been eliminated in consolidation.


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

Management determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. In accordance with SFAS 115, securities held-to-maturity include only those securities which the Company has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the effective interest method. In order to more effectively respond to liquidity needs primarily related to funding mortgage loans held for sale, the Company reclassified the entire held-to-maturity investment portfolio to available-for-sale at June 30, 1995. At September 30, 1995 the Company had no securities held to maturity.

In July 1995, subsequent to the reclassification of the held-to-maturity investment portfolio to available-for-sale status at June 30, 1995, the Company sold $143.4 million of U.S. Treasury obligations, U.S.

Government Agency obligations and collateralized mortgage obligations resulting in a realized gain on sale of $677,000 net of tax. Proceeds from the sale were used primarily to fund the increased levels of mortgage loans held for sale.

The available-for-sale securities portfolio is stated at fair value, with the market value adjustment, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in gains or losses on sales of securities. The cost of securities sold is based on the specific identification method.

The following is a summary of available-for-sale securities:

                                                                   Available-for-Sale Securities
                                                      --------------------------------------------------
September 30, 1995                                    Amortized      Unrealized     Unrealized     Fair
(In Thousands)                                           Cost           Gains         Losses       Value
                                                      ---------      ----------     ----------     -----

U.S. Treasury Obligations                              $ 62,434          $  1        $   25       $ 62,410
U.S. Government Agency Obligations                       28,690           156           118         28,728
Collateralized Mortgage Obligations                      88,554             1         1,863         86,692
Mortgage-Backed Securities                              124,736            64         1,581        123,219
Other Securities                                          1,029            19             -          1,048
                                                       --------          ----        ------       --------
Total Debt Securities                                   305,443           241         3,587        302,097
Equity Securities                                        19,579             -           702         18,877
                                                       --------          ----        ------       --------
Total Available-for-Sale Securities                    $325,022          $241        $4,289       $320,974
                                                       ========          ====        ======       ========

The gross realized gains and losses on sales of available-for-sale securities totaled $1,492,000 and $356,000, respectively, for the quarter ended September 30, 1995, and $1,513,000 and $459,000, respectively, for the nine months ended September 30, 1995.

The following table details the components of securities available-for-sale, and the amortized cost and market value of the portfolio classified by maturity at September 30, 1995. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

SECURITIES AVAILABLE-FOR-SALE
Maturity Distribution
(Dollars in thousands)
September 30, 1995
                                  Due Within              One to             Five to             After
                                   One Year             Five Years          Ten Years          Ten Years             Total
                              ------------------- ------------------- ------------------- ------------------- -------------------
                                        Estimated           Estimated           Estimated           Estimated           Estimated
                              Amortized   Market  Amortized   Market  Amortized   Market  Amortized   Market  Amortized   Market
                                 Cost     Value     Cost      Value      Cost     Value      Cost     Value      Cost     Value
                              ---------   ------  --------- --------- --------- --------- --------- --------- --------- ---------
U.S. Treasury and Government
   Agency Obligations ......  $ 62,434  $ 62,410  $    588  $    586  $  2,435  $  2,354  $ 25,667  $ 25,788  $ 91,124  $ 91,138
Mortgage-Backed Securities .        --        --     4,260     4,188     7,078     6,934   113,398   112,097   124,736   123,219
Collateralized Mortgage
   Obligations .............        --        --        --        --     8,127     8,039    80,427    78,653    88,554    86,692
Other Debt Securities ......       430       434       120       126       159       168       320       320     1,029     1,048
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
   Total Available-For-Sale
      Debt Securities ......    62,864    62,844     4,968     4,900    17,799    17,495   219,812   216,858   305,443   302,097
Equity Securities ..........    19,579    18,877        --        --        --        --        --        --    19,579    18,877
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
   Total Available-for-Sale
      Securities ...........  $ 82,443  $ 81,721  $  4,968  $  4,900  $ 17,799  $ 17,495  $219,812  $216,858  $325,022  $320,974
                              ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

4.  LOANS

Loans consist of the following:

                                                        Sept. 30,           December 31,
(In thousands)                                            1995                  1994
                                                        ---------           ------------
Commercial loans:
    Secured by real estate                               $ 83,571             $ 81,922
    Other (generally secured)                              25,031               15,989
                                                         --------             --------
        Total Commercial loans                            108,602               97,911
    Residential real estate mortgages                     403,006              457,755
    Installment loans                                      61,368               49,423
                                                         --------             --------
        Total loans                                       572,976              605,089
    Allowance for estimated loan losses                   (5,061)              (5,544)
                                                         --------             --------
        Net loans                                        $567,915             $599,545
                                                         ========             ========

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

SFAS 114 amends SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," to clarify that substantive repossession accounting is applicable in circumstances where the debtor surrenders the collateral to the creditor and the creditor receives physical possession of the collateral. Therefore, a loan for which foreclosure is probable, as in the case of in-substance foreclosed (ISF) assets, should continue to be accounted for as a loan. The impact of this change did not result in any reclassifications of ISF assets by the Company.

Impaired Loans: (In Thousands)
                                                         Sept 30,
                                                           1995
                                                         --------
Gross recorded investment in impaired loans               $ 1,095
Specific allowance for estimated loan losses                  495
                                                          -------
Total net impaired loans                                  $   600
                                                          =======

(In Thousands)

Average impaired loans outstanding                        $ 1,600
                                                          =======
Interest income recognized                                $    81
                                                          =======

5.  MORTGAGE BANKING

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," amending SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard effective April 1, 1995. Subsequent to the adoption, the Company capitalized $1.4 million of originated mortgage servicing rights, on $91.4 million of loans originated.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORTGAGE BANKING
During the third quarter and nine month period of 1995, the Company closed $894 million and $1.9 billion, respectively, in single-family, owner occupied, residential mortgage loans, compared to $556 million and $2.4 billion closed during the third quarter of 1994 and nine months of 1994, respectively. The overall decrease in mortgage loan closings for the nine months ended September 30, 1995 compared to the same period in 1994 is primarily attributable to the higher interest rate environment that existed in the first quarter of 1995, when compared to the same period in 1994, which has significantly reduced the number of refinanced mortgages from 1994 levels. For the quarter ended September 30, 1995, the Company's increase in mortgage loan closings is due to a lower interest rate environment when compared to the third quarter of 1994, and the impact of the Company's acquisition of Home Funding, Inc. and R.S.L. Mortgage.

The decrease in mortgage loan volume resulted in a decrease in mortgage banking income of $6.2 million, from $58.5 million in the first nine months of 1994 to $52.3 million in 1995. During the third quarter of 1995, mortgage banking income increased by $5.6 million over the same period of 1994. This increase was primarily due to a higher level of originations, higher mortgage loan servicing fees resulting from a larger mortgage loan servicing portfolio, and increased gains from sale of servicing due to a higher level of originations over the comparable period. A breakdown of income from mortgage banking activities is summarized as follows:

                                                    Three Months Ended            Nine Months Ended
                                                         Sept. 30,                    Sept. 30,
                                                    1995          1994          1995           1994
                                                   -------       -------       -------       -------
Net mortgage loan servicing fees...........       $  2,142      $  1,779      $  7,329      $  4,769
Origination fee income.....................          8,016         5,576        18,713        21,124
Gain on sale of mortgages..................          2,986         1,342         5,817         3,506
Gain on sale of servicing..................          6,151         5,007        20,438        29,128
                                                   -------       -------       -------       -------
     Total mortgage banking income.........        $19,295       $13,704       $52,297       $58,527
                                                   =======       =======       =======       =======

The Company generates origination fee income primarily through its retail mortgage loan operation. The Company's retail mortgage loan closings were $1.36 billion for the nine month period of 1995, compared to $1.42 billion for 1994, resulting in a decrease in origination fee income of $2.4 million from the nine months of 1994. Retail mortgage loan closings for the third quarter of 1995 were $592 million, compared to $403 million for the third quarter of 1994, resulting in a higher level of origination fee income for the quarter.

The majority of the Company's residential mortgage production during 1995 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the third quarter and nine month period of 1995, the Company's gain on sale of mortgages totaled $3.0 million and $5.8 million, respectively, compared to $1.3 million and $3.5 million, respectively, for the same periods in 1994. The increase in the gain on sale of mortgages was due to the higher levels of mortgage loan closings for the third quarter of 1995 compared to the prior year, and a small improvement in margins.

During the third quarters of 1995 and 1994, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $713 million and $589 million, respectively, resulting in gains of $6.2 million and $5.0 million, respectively. During the first nine months of 1995 and 1994, the Company sold mortgage servicing rights on loans with principal balances of $3.6 billion and $4.0 billion, respectively, resulting in gains of $20.4 million and $29.1 million, respectively.

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," amending SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement eliminates the accounting distinction between rights to service mortgage loans that are acquired through origination activities and those acquired through purchase. The Company adopted this Standard effective April 1, 1995. Subsequent to the adoption, the Company capitalized $1.4 million of originated mortgage servicing rights, on $91.4 million of loans originated. The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income totaled $7.4 million and $22.7 million for the third quarter and nine month period of 1995, respectively, compared to $9.1 million and $25.3 million, respectively, for the same periods in 1994. The decrease in net interest income was comprised of increases in interest income with larger offsetting increases in interest expense for both periods. The increases in both interest income and interest expense were due primarily to general increases in interest rates earned on interest earning assets and the lagging effect of interest rates paid on interest bearing liabilities over the last twelve months. The mix in interest bearing liabilities shifted to a higher percentage of time deposits and warehouse lines of credit, both of which had significant increases in average rates paid in 1995 compared to 1994. The net interest margin for the third quarter and first nine months of 1995 decreased to 2.25% and 2.39%, respectively, from 2.90% and 2.99%, for the same periods in 1994.

During the third quarter of 1995 average earning balances increased $57.2 million, or 4.6%, to $1.312 billion, from $1.255 billion during the 1994 third quarter. Also impacting interest income growth was an increase in the yield on interest earning assets to 7.50% during the third quarter of 1995, from 6.89% during the third quarter of 1994. The most significant contributor to the increase in interest income on earning assets was a $180 million increase in average mortgages held for sale with an improved yield of 9 basis points over the prior period. The increase in loans held for sale and total loans was funded by a decrease in investment securities as discussed previously in the Notes to the Financial Statements.

Average earning balances increased by 12%, or $134.4 million, to $1.264 billion during the first nine months of 1995, from $1.129 billion during the first nine months of 1994. In addition, the yield on average earning assets increased to 7.45% from 6.71%, resulting in a net increase of $13.7 million in interest income. Primary factors in the increase in yield on interest earning assets were a 67 basis point increase in average rates earned on the securities portfolio, and a $148 million increase in average balances of portfolio loans with an improved yield of 43 basis points over the prior period.

The cost of funding assets in the third quarter of 1995 increased to 5.94%, from 4.59% in the third quarter of 1994, with the average balance of interest bearing liabilities increasing by $68.3 million, or 6.3%, to $1.161 billion, from $1.092 billion during the 1994 third quarter. Warehouse borrowings, used to fund mortgage loans held for sale, and time deposits represented the largest growth categories, increasing by $100.1 million and $115.3 million, respectively, with the average rate increasing by 143 basis points and 142 basis points, respectively.

Interest expense for the nine months ended September 30, 1995 increased by $16.3 million over the same period in 1994. The increase was primarily the result of the increase in the average balance of other short-term borrowings and time deposits, which increased by $48.1 million and $106.4 million, respectively. The average rate paid on short-term borrowings and time deposits increased from 4.51% and 4.59% in 1994, respectively, to 6.19% and 5.82%, respectively, in 1995.

The following tables present an analysis of average balances and rates for the three month and nine month periods ended September 30, 1995 and 1994.

                                                 Three Months Ended               Three Months Ended
                                                   Sept. 30, 1995                   Sept. 30, 1994
                                           ------------------------------   -----------------------------
                                            Average               Average    Average              Average
                                           Balance(1)   Interest    Rate    Balance(1)  Interest    Rate
                                           ----------    -------   ------   ----------   -------   ------
AVERAGE ASSETS:
Money market investments.................  $   22,285    $   310    5.56%   $    5,641   $    65    4.61%
Mortgage loans held for sale.............     354,508      6,787    7.66       174,763     3,308    7.57
Securities...............................     351,476      5,292    6.02       540,737     7,557    5.59
Commercial loans.........................     109,788      2,774   10.11       109,777     2,705    9.86
Real estate mortgage loans...............     415,271      7,845    7.56       372,354     6,844    7.35
Installment loans........................      58,440      1,600   10.95        51,323     1,141    8.89
                                           ----------    -------   ------   ----------   -------   ------
    Total loans, net of unearned income..     583,499     12,219    8.38       533,454    10,690    8.02
                                           ----------    -------   ------   ----------   -------   ------
    Total interest earning assets........   1,311,768     24,608    7.50     1,254,595    21,620    6.89
                                                         -------   ------                -------   ------
Allowance for loan losses................      (5,069)                          (5,892)
Cash and due from banks..................      24,741                           20,043
Other assets.............................     115,373                           98,700
                                           ----------                       ----------
    Total assets.........................  $1,446,813                       $1,367,446
                                           ==========                       ==========

AVERAGE LIABILITIES AND
SHAREHOLDERS' EQUITY:
Deposits:
    Interest bearing demand deposits.....  $   62,114        371    2.39    $   85,976       568    2.64
    Savings deposits.....................     173,143      1,595    3.68       193,615     1,634    3.38
    Time deposits........................     539,378      8,303    6.16       424,054     5,029    4.74
                                           ----------    -------   ------   ----------   -------   ------
        Total interest bearing deposits..     774,635     10,269    5.30       703,645     7,231    4.11
Warehousing lines of credit..............     150,918      2,872    7.61        50,769       784    6.18
Other short-term borrowings..............     132,627      2,086    6.29       251,753     3,044    4.84
FHLB advances............................      35,744        545    6.10        41,619       559    5.37
Long-term debt...........................      66,768      1,465    8.78        44,604       912    8.18
                                           ----------    -------   ------   ----------   -------   ------
    Total interest bearing liabilities...   1,160,692     17,237    5.94     1,092,390    12,530    4.59
                                                         -------   ------                -------   ------
Non-interest bearing deposits............     137,656                          117,515
Other liabilities........................      25,226                           38,534
                                           ----------                       ----------
    Total liabilities....................   1,323,574                        1,248,439
                                           ----------                       ----------
Shareholders' equity.....................     123,239                          119,007
                                           ----------                       ----------
    Total liabilities and shareholders'
      equity.............................  $1,446,813                       $1,367,446
                                           ==========                       ==========
Net interest income......................                $ 7,371                         $ 9,090
                                                         =======                         =======
Net interest spread......................                           1.56%                           2.30%
                                                                   ======                          ======
Net interest margin......................                           2.25%                           2.90%
                                                                   ======                          ======

(1) Non-accrual loans and overdrafts are included in average balances. No significant amounts of tax-exempt income were earned by the Company or its subsidiaries during 1995 or 1994.

                                                 Nine Months Ended                Nine Months Ended
                                                   Sept. 30, 1995                   Sept. 30, 1994
                                           ------------------------------   -----------------------------
                                            Average               Average    Average              Average
                                           Balance(1)   Interest    Rate    Balance(1)  Interest    Rate
                                           ----------    -------   ------   ----------   -------   ------
AVERAGE ASSETS:
Money market investments.................  $   18,849    $   767    5.43%   $   15,856   $   370    3.11%
Mortgage loans held for sale.............     218,564     13,123    8.01       236,221    12,525    7.07
Securities...............................     409,881     18,707    6.09       409,153    16,638    5.42
Commercial loans.........................     105,899      7,872    9.91       118,572     8,256    9.28
Real estate mortgage loans...............     456,014     25,778    7.54       299,964    15,869    7.05
Installment loans........................      54,335      4,310   10.58        49,401     3,189    8.61
                                           ----------    -------   ------   ----------   -------   ------
    Total loans, net of unearned income..     616,248     37,960    8.21       467,937    27,314    7.78
                                           ----------    -------   ------   ----------   -------   ------
    Total interest earning assets........   1,263,542     70,557    7.45     1,129,167    56,847    6.71
                                                         -------   ------                -------   ------
Allowance for loan losses................      (5,347)                          (6,515)
Cash and due from banks..................      24,857                           25,640
Other assets.............................     129,846                           96,076
                                           ----------                       ----------
    Total assets.........................  $1,412,898                       $1,244,368
                                           ==========                       ==========

AVERAGE LIABILITIES AND
    SHAREHOLDERS' EQUITY:
Deposits:
    Interest bearing demand deposits..... $    64,611      1,205    2.49   $    89,009     1,762    2.64
    Savings deposits.....................     177,122      4,949    3.73       183,953     4,375    3.17
    Time deposits........................     514,519     22,477    5.82       408,156    14,049    4.59
                                           ----------    -------   ------   ----------   -------   ------
Total interest bearing deposits..........     756,252     28,631    5.05       681,118    20,186    3.95
Warehousing lines of credit..............      86,275      5,068    7.83        61,165     2,789    6.08
Other short-term borrowings..............     188,245      8,745    6.19       140,123     4,743    4.51
FHLB advances............................      30,428      1,411    6.18        41,839     1,552    4.95
Long-term debt...........................      61,925      4,020    8.66        36,916     2,285    8.25
                                           ----------    -------   ------   ----------   -------   ------
    Total interest bearing liabilities...   1,123,125     47,875    5.68       961,161    31,555    4.38
                                                         -------   ------                -------   ------
Non-interest bearing deposits............     127,773                          123,696
Other liabilities........................      41,647                           42,933
                                           ----------                       ----------
    Total liabilities....................   1,292,545                        1,127,790
                                           ----------                       ----------
Shareholders' equity.....................     120,353                          116,578
                                           ----------                       ----------
    Total liabilities and
    shareholders' equity.................  $1,412,898                       $1,244,368
                                           ==========                       ==========
Net interest income......................                $22,682                         $25,292
                                                         =======                         =======
Net interest spread......................                           1.77%                           2.33%
                                                                   ======                          ======
Net interest margin......................                           2.39%                           2.99%
                                                                   ======                          ======

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

                                               Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                     1995 versus 1994                    1995 versus 1994
                                                Inc/(Dec) Due to Change in:         Inc/(Dec) Due to Change in:
                                              -------------------------------     --------------------------------
                                              Average     Average       Net       Average     Average        Net
                                             Balance(1)   Rate(1)     Change     Balance(1)   Rate(1)      Change
                                             ---------    -------     -------    ---------    -------     --------
Interest income:
Money market investments .................    $   229     $    16     $   245     $    80     $   317     $    397
Mortgage loans held for sale .............      3,441          38       3,479        (981)      1,579          598
Securities ...............................     (2,813)        548      (2,265)         30       2,039        2,069
Loans, net of unearned income (2) ........      1,033         496       1,529       9,065       1,581       10,646
                                              -------     -------     -------     -------     -------     --------
     Total interest income ...............      1,890       1,098       2,988       8,194       5,516       13,710
                                              -------     -------     -------     -------     -------     --------

Interest expense:
Interest bearing demand deposits .........       (146)        (51)       (197)       (460)        (97)        (557)
Savings deposits .........................       (181)        142         (39)       (167)        741          574
Time deposits ............................      1,561       1,713       3,274       4,146       4,282        8,428
                                              -------     -------     -------     -------     -------     --------
     Total interest bearing deposits .....      1,234       1,804       3,038       3,519       4,926        8,445

Warehousing lines of credit ..............      1,868         220       2,088       1,339         940        2,279
Other short-term borrowings ..............     (1,705)        747        (958)      1,920       2,082        4,002
FHLB advances ............................        (84)         70         (14)       (479)        338         (141)
Long-term debt ...........................        482          71         553       1,618         117        1,735
                                              -------     -------     -------     -------     -------     --------
     Total interest expense ..............      1,795       2,912       4,707       7,917       8,403       16,320
                                              -------     -------     -------     -------     -------     --------

     Net interest income .................    $    95     $(1,814)    $(1,719)    $   277     $(2,887)    $ (2,610)
                                              =======     =======     =======     =======     =======     ========

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)  Non-accrual loans are included in average balances.

NON-INTEREST EXPENSE
Non-interest expense for the third quarter and the nine month period of 1995 was $22.2 million and $59.3 million, respectively, compared with $18.9 million and $65.5 million for the same periods in 1994. Salaries and employee benefits are the largest portion of non-interest expense, totaling $13.8 million and $34.6 million for the three month and nine month periods of 1995, respectively. Salaries and employee benefits increased to $13.8 million, compared with $10.4 million for the third quarter of 1994. Salaries and employee benefits decreased by $2.4 million for the nine month period of 1995 compared to the same period in 1994, primarily as a result of lower commissions and incentives paid on decreased mortgage loan volume.

FINANCIAL CONDITION

ASSETS
Total assets at September 30, 1995 were $1.53 billion, which represents an increase of $170 million over $1.36 billion at December 31, 1994. The increase in assets since December 31, 1994 was primarily in mortgage loans held for sale, partially offset by declines in securities and portfolio mortgage loans. The increase in mortgage loans held for sale was primarily a result of a continuing increase in residential loan closings for the quarter ended September 30, 1995. The corresponding decrease in securities was mainly a result of selling a portion of longer-term lower interest earning securities in order to fund shorter-term, higher interest earning mortgage loans held for sale balances.

LOANS
Total loans, excluding loans held for sale, at September 30, 1995 decreased by $32.1 million to $573.0 million, from $605.1 million at December 31, 1994. Residential real estate loans decreased by $54.7 million to 70.3% of total loans at September 30, 1995, from 75.7% at December 31, 1994, due in part to the Company redeploying a portion of longer-term lower interest earning loans into shorter-term, higher interest earning mortgage loans held for sale balances. Commercial loans, including commercial loans secured by real estate, increased to $108.6 million, or 19.0%, of total loans at September 30, 1995. The increase was due to an emphasis by the Company on the origination of high quality commercial credits. Mortgage loans held for sale increased to $492.4 million at September 30, 1995, from $152.1 million at December 31, 1994.

During the third quarter and first nine months of 1995, the Company closed $4.4 million and $14.2 million, respectively, of Small Business Administration
(SBA) loans. The Company sold $9.2 million of SBA loans during the first nine months of the year, resulting in gains of $803,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of September 30, 1995, these loans comprised 84.9% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional residential real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA").

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

The Company has not emphasized installment loans and, excluding home equity loans, does not intend to emphasize these loans in the future. The following table summarizes the composition of the Company's loan portfolio:

                                               September 30,           December 31,
                                                   1995                    1994
                                            -------------------     -------------------
                                             Amount     Percent      Amount     Percent
(Dollars in thousands)                      --------    -------     --------    -------
Commercial loans:
    Secured by real estate ............     $ 83,571      14.6%     $ 81,922      13.5%
    Other (generally secured) .........       25,031       4.4        15,989       2.6
                                            --------     -----      --------     -----
        Total commercial loans ........      108,602      19.0        97,911      16.1
Residential real estate mortgages .....      403,006      70.3       457,755      75.7
Installment loans .....................       61,368      10.7        49,423       8.2
                                            --------     -----      --------     -----
        Total portfolio loans .........     $572,976     100.0%     $605,089     100.0%
                                            ========     =====      ========     =====

At September 30, 1995, the Company had commitments to fund residential real estate loans of $317 million. These commitments are expected to result in mortgage loan closings during the next 30 to 60 days. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $492.4 million, the Company had firm commitments to sell forward $652 million of residential real estate loans. These commitments to sell forward, which are expected to settle in the fourth quarter of 1995, will not produce any material gain or loss.

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

                                                   Sept. 30,   Dec. 31,    Sept. 30,
                                                     1995        1994        1994
(Dollars in thousands)                             --------    -------     --------
Loans past due 90 days or more and still
accruing interest:
    Commercial ................................     $  326      $  104      $  729
    Residential real estate mortgages .........         --          --          --
    Installment ...............................        165          35          66
                                                    ------      ------      ------
        Total .................................     $  491      $  139      $  795
                                                    ======      ======      ======

Non-accrual loans:
    Commercial ................................     $  415      $  982      $1,431
    Residential real estate mortgages .........        333       1,304       1,084
    Installment ...............................        117          79         121
                                                    ------      ------      ------
        Total .................................        865       2,365       2,636
    Restructured loans ........................        794       1,130       1,536
    Other real estate owned ...................      1,299         586       1,058
                                                    ------      ------      ------
        Total non-performing assets ...........     $2,958      $4,081      $5,230
                                                    ======      ======      ======

Non performing assets as a percentage of:
    Total portfolio loans and OREO (1) ........       0.52%       0.67%       1.01%
    Total loans and OREO (2) ..................       0.28%       0.54%       0.74%
    Total assets ..............................       0.19%       0.30%       0.38%

(1)  Excluding mortgage loans held for sale.
(2)  Including mortgage loans held for sale.

At September 30, 1995, approximately $3.6 million, or .62% of portfolio loans were 30-89 days delinquent.

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

As of September 30, 1995, the allowance for estimated loan losses was $5.1 million, or .88%, of total loans, excluding mortgage loans held for sale, compared with $5.5 million, or .92%, as of December 31, 1994. The allowance for estimated loan losses as a percentage of non-performing loans was 305% at September 30, 1995, versus 159% at December 31, 1994.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table:

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                          1995         1994
                                                         -------      -------
Allowance for estimated loan losses:
Balance at January 1 ...............................     $ 5,544      $ 7,214
    Loans charged off ..............................        (731)      (1,267)
    Recoveries of loans previously charged off .....         224          170
                                                         -------      -------
Net charge offs ....................................        (507)      (1,097)
Provision charged to expense .......................          24           84
Reduction due to sale of commercial loans ..........          --         (350)
                                                         -------      -------
Balance at September 30 ............................     $ 5,061      $ 5,851
                                                         =======      =======

SECURITIES
The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term, with an estimated average maturity of less than three years, or at adjustable rates. The securities portfolio, constituted 20.9% of the Company's assets at September 30, 1995, compared to 34.2% at December 31, 1994. The decrease in the securities portfolio is primarily a result of selling available-for-sale securities to provide liquidity to fund higher interest earning asset balances, mainly in the form of mortgage loans held for sale.

In order to more effectively respond to liquidity needs primarily related to funding mortgage loans held for sale, the Company reclassified the entire held-to-maturity investment portfolio to available-for-sale at June 30, 1995.

Certain securities, with a carrying value of approximately $149.4 million and $235.3 million at September 30, 1995 and December 31, 1994, respectively, were pledged to secure reverse repurchase agreements, FHLB advances, and other deposits as required by law.

See Note 3 to the consolidated financial statements for further discussion of the securities portfolio.

LIABILITIES

DEPOSITS
Non-interest bearing deposits increased by $21.8 million, or 19.6%, from $111.4 million at December 31, 1994 to $133.2 million at September 30, 1995, primarily due to an increase in mortgage escrow balances of $6.0 million and mortgage loan drafts outstanding used to fund mortgage loans held for sale of $12.8 million. Interest bearing deposits increased by $63.3 million, or 8.9% , from $707.3 million at December 31, 1994, to $770.6 million at September 30, 1995, due primarily to an increase of $66.7 million in certificates of deposit as well as the acquisition of $20.2 million in interest bearing deposits through the acquisition of deposits of three Michigan based Standard Federal Bank branches in February 1995. These increases were partially offset by a decrease in other interest bearing deposit accounts of $2.2 million.

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

SHORT-TERM BORROWINGS
As of September 30, 1995, the Company had $119.1 million of securities sold under agreements to repurchase, at an average rate for the quarter of 6.34%. Such agreements, which have stated maturities of 30 days to two years are secured by certain securities with a carrying value of $120.6 million. The proceeds from the reverse repurchase agreements are used to fund mortgage loans held for sale.

On May 22, 1995, Market Street Mortgage Corporation entered into a $75 million warehousing line of credit agreement with Residential Funding Corporation used for the purpose of funding the purchase or origination of mortgage loans by Market Street. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires August 31, 1996. Market Street is required to pay interest on the unpaid principal amount of each advance at 1.50% above the monthly average LIBOR rate. Borrowings under this warehousing line of credit at September 30, 1995, totaled $45.8 million. During the third quarter of 1995, the average borrowing and interest rate paid on this warehousing line were $50.8 million and 7.41%, respectively.

Republic Bancorp Mortgage Inc. has a $25 million warehousing line of credit with NBD Bank, N.A. used to fund the acquisition or origination of mortgage loans by Republic Bancorp Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in July, 1996. Republic Bancorp Mortgage is required to pay interest on the unpaid principal amount of each advance in a range of federal funds sold plus 1.0%, to Wall Street Journal Prime, based on the document status of each loan as applicable to such advance. Borrowings under this warehousing line of credit at September 30, 1995 totaled $24.6 million. During the third quarter of 1995, the average borrowing and interest rate paid on this line were $20.0 million and 8.05%, respectively.

CUB Funding Corporation has a $25 million warehousing line of credit agreement with Prudential Home Mortgage Company, used for funding the purchase or origination of mortgage loans by CUB Funding. Interest, which is payable monthly, is computed based upon the 30 day commercial paper index plus various indexes ranging from 1.00% to 2.75%, based on the document status of each loan. Borrowings under this line of credit were $24.5 million at September 30, 1995. During the third quarter of 1995, the average interest rate was 7.15% and the average balance outstanding was $35.8 million. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in May, 1996.

On May 22, 1995, Market Street Mortgage Corporation entered into a $4 million working capital revolving line of credit with Residential Funding Corporation. Interest is calculated at a floating rate of interest which is equal to 1.0% over the prime lending rate. Borrowings under this revolving line of credit at September 30, 1995, were $3.7 million at a borrowing rate of 9.75%. The working capital revolving credit agreement expires August 31, 1996.

In May 1995, CUB Funding Corporation entered into a $4 million mortgage servicing acquisition line of credit with Prudential Home Mortgage Company used for the acquisition of mortgage servicing rights. Interest is calculated based on the 30-day commercial paper index plus 2.75%. At September 30, 1995, $4.0 million was outstanding under this line of credit, at an average borrowing rate of 8.59%. The line of credit expires May, 1996.

In March 1995, CUB Funding Corporation entered into a revolving gestation repurchase agreement with Paine Webber Inc. as a funding source for mortgage loan originations. Security for this borrowing agreement includes various real estate mortgage notes and expires at the option of either party. Interest is calculated at various rates depending on loan document status and ranges from federal funds plus .60% to 30 day LIBOR plus .90% to 1.75%. Borrowings under this agreement at September 30, 1995, were $74.0 million. During the third quarter of 1995, the average borrowing and interest rate paid for this agreement were $17.3 million and 7.41%, respectively.

In August, 1995, Republic Bancorp Mortgage Inc., entered into a revolving gestation repurchase agreement with Paine Webber, as a source of funding for mortgage loan originations. Security for the agreement includes various real estate mortgage notes, and expires at the option of either party. Interest is calculated at LIBOR plus .90%. Borrowing under this agreement at September 30, 1995, were $9.4 million. The average borrowing and interest rate paid on this agreement for the third quarter of 1995 were $3.9 million and 6.58%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. The agreement provides for borrowings with interest at the prime rate, less .25%, or LIBOR plus 1.75%. At September 30, 1995, $15.9 million was outstanding under this Credit Agreement. During the third quarter of 1995, the average borrowing and interest rate paid for this credit agreement were $14.0 million and 8.49%, respectively.

FHLB ADVANCES

Republic Savings Bank has five outstanding advances with the Federal Home Loan Bank ("FHLB"); a $10 million advance with an interest rate of 7.15%, maturing in February 1997, a $5 million advance with an interest rate of 4.45%, maturing in December 1995, a $5 million advance with an interest rate of 6.0%, maturing in June 1997, a $5 million advance with a floating interest rate flat to the three month LIBOR index and adjusting quarterly, maturing in June 2000, and a $5 million advance at a fixed rate of 5.875%, maturing in September, 2000. Republic Bank has an FHLB advance of $11,000,000 outstanding, at a fixed rate of

5.79%, maturing July, 1997. These advances are generally secured by first mortgage loans equal to at least 150% of the advances under a blanket security agreement and investment securities equal to at least 110% of the advances under a specific security agreement with interest payable monthly for all advances.

In order to provide liquidity needs for mortgage loan originations, Republic Savings also has a $50 million line of credit with the FHLB. As of September 30, 1995, borrowing under this line totaled $5 million, at an overnight interest rate of 6.25%.

LONG-TERM DEBT
Republic Bancorp Mortgage has a mortgage loan in the amount of $1.91 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of September 30, 1995, $96,000 of the total $1.91 million is classified as short-term borrowings.

On May 22, 1995, Market Street Mortgage Corporation entered into a $26 million term loan agreement with Residential Funding Corporation used for the purpose of (1) refinancing then existing term loans to Market Street from G.E. Capital Mortgage Services, Inc., Bank United of Texas, F.S.B. and Poughkeepsie Savings Bank, and (2) to finance mortgage loan servicing acquisitions. Interest is calculated at a floating rate which is equal to 1.0% over the prime lending rate. The outstanding principal balance of all term loan advances outstanding as of August 31, 1996 will be due in quarterly installments, on the last day of each November, February, May and August, beginning with November 1996, each in an amount equal to five percent of the outstanding principal amount of term loan advances. The final payment of any remaining principal amount outstanding will be due on August 31, 2000. Borrowings under this line of credit at September 30, 1995 were $24.6 million at a borrowing rate of 9.75%.

The Company has $17.25 million of 9% Subordinated Notes outstanding which mature February 1, 2003. Interest on the notes is payable monthly at 9%. The notes are redeemable in whole or in part by the Company, subject to Federal Reserve Board approval at par plus accrued interest at any time after February 1, 1996. The Subordinated Notes qualify as Tier 2 Capital for the calculation of Total Risk-Based Capital under Federal Reserve Board guidelines. Republic also has $25 million of 7.17% senior debentures which mature April 2001, with interest on the notes payable semiannually.

CAPITAL RESOURCES
Total shareholders' equity at September 30, 1995 was $125.1 million, compared with $117.9 million at December 31, 1994. The increase of $7.2 million during the first nine months of 1995 was due to earnings net of dividends and a decrease in the unfavorable market valuation adjustment on securities available-for-sale; partially offset by the repurchase of 429,166 Republic Bancorp Inc. common shares under the stock repurchase program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At September 30, 1995, Republic's Tier 1 Capital and Total risk-based capital ratios were 15.50% and 18.39%, respectively, versus 17.65% and 21.14%, respectively at December 31, 1994. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of September 30, 1995, total risk-based capital was $142.3 million, an excess of $80.4 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Capital leverage ratio at September 30, 1995 was 8.34%, versus 8.47% at December 31, 1994.

The Company is committed to maintaining a strong capital position. As of September 30, 1995, Republic Bank and Republic Savings Bank's Total capital to risk-weighted assets ratio, and Tier 1 Capital to risk-weighted assets ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Republic and its subsidiaries are parties to certain ordinary routine litigation incidental to Republic's business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Republic's consolidated financial statements.

Item 2.    Changes in Securities

           At the August 17, 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.09 per share on common stock, payable on October 6, 1995 to shareholders of record on September 8, 1995. In addition, at the September 21, 1995 meeting, the Board of Directors approved a 10% stock dividend to be issued December 1, 1995 to shareholders of record November 3, 1995.

Item 3.    Defaults upon Senior Securities

           Not applicable

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




                                          REPUBLIC BANCORP INC.
                                    ---------------------------------
                                              (Registrant)


Date: November 13, 1995          BY: /s/Thomas F. Menacher
                                    ---------------------------------
                                     Thomas F. Menacher
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)