Form 10-K
period 1995-12-31
REPUBLIC BANCORP INC
filed 1996-03-29
CIK 813808

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 29, 1996, based on the last reported sale price on that date of $11.875 of the registrant's Common Stock outstanding: $194.2 million.

        Number of shares of the registrant's Common Stock outstanding as of February 29, 1996: 16,352,119

                      DOCUMENTS INCORPORATED BY REFERENCE


PART II: Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

PART III: Certain portions of the registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders of the registrant to be held on April 24, 1996.

                                    PART I


Item 1.  BUSINESS

General

Republic Bancorp Inc. (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan which offers retail, commercial and mortgage banking services through its bank subsidiary, Republic Bank, and its savings bank subsidiary, Republic Savings Bank ("Republic Savings"), and mortgage banking services through its non-depository mortgage banking subsidiaries, Republic Bancorp Mortgage Inc. ("Republic Mortgage"), Market Street Mortgage Corporation ("Market Street") and CUB Funding Corporation ("CUB Funding"). The Company's mortgage banking services include the origination or purchase, short-term funding, sale and servicing of residential first mortgage loans, and the purchase and sale of servicing rights associated with such loans.

At December 31, 1995, the Company had consolidated total assets of $1.5 billion, total deposits of $905 million and shareholders' equity of $126 million. For the year ended December 31, 1995, the Company reported net income of $14.3 million versus $15.7 million for 1994 and originated or purchased $2.8 billion of residential mortgage loans, a slight increase over the prior year. At December 31, 1995, the Company had a mortgage loan servicing portfolio of $4.0 billion.

The Company's current operating strategy is to grow its mortgage banking fee income and related interest income while managing its liquidity needs and the interest rate risks of its balance sheet. The Company's mortgage banking operations earn origination and loan servicing fees and typically sell their mortgage loan originations into the secondary market. Between the time the Company funds its mortgage loans and their delivery into the secondary market, the mortgage loans are held for sale. The Company can thereby, in effect, earn long-term interest rates on short-term investments while minimizing interest rate risk. Consistent with a strategy of managing interest rate risk, the Company typically securitizes and sells all short-term and long-term fixed-rate mortgages and retains a portion of variable rate mortgages. The growth of the Company's residential mortgage origination business has been funded primarily with Republic Bank's and Republic Savings' retail deposits and short-term borrowings, and the mortgage subsidiaries' warehousing lines of credit.

Mortgage Banking

The Company originates residential mortgage loans through 96 retail offices located in Michigan, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Maryland, Massachusetts, Nevada, New York, North Carolina, Ohio, Oregon, Virginia and Washington, and through its wholesale operations. The Company's wholesale operations are conducted from 10 offices (one each in Arizona, Idaho, Nevada, Oregon and Washington, and five in California), and involve the purchase of residential loans from approximately 200 participating correspondent institutions and brokers.

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

The residential loans originated or purchased by the Company are funded by either: (1) Republic Bank or Republic Savings retail deposits or short-term funding sources such as Federal Home Loan Bank ("FHLB") advances or reverse repurchase agreements; or (2) Republic Mortgage, Market Street and CUB Funding through borrowings under various warehousing lines of credit and revolving repurchase agreements. While some variable rate residential loans may be retained by Republic Bank and Republic Savings, the majority of all residential loans are held for a short period of time (generally less than 60 days) and are then sold to secondary market investors either directly or by pooling them and selling the resulting mortgage-backed securities. Such residential loans and mortgage-backed securities are sold without recourse to the Company in the event of default by the borrowers. To minimize any interest rate risk, the Company typically enters into commitments to sell forward mortgage-backed securities to investors at the time the customer agrees upon an interest rate.

When the Company sells the residential loans it has originated or purchased, it may either retain or sell the rights to service those loans and to receive the related fees. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio can also create a substantial continuing source of income. Republic Mortgage, Market Street and CUB Funding receive servicing fees ranging generally from 25 to 45 basis points (of the mortgage amount) per annum on their respective servicing portfolios.

Commercial and Retail Banking

The Company's bank subsidiary, Republic Bank, is a Michigan chartered bank which engages in the business of commercial banking and exercises the powers of a full service commercial bank. See "Regulation." Republic Bank operates in six distinct market areas in Michigan. At December 31, 1995, the subsidiary bank had assets of $833 million, deposits of $672 million, and 25 offices.

The Company's savings bank subsidiary, Republic Savings Bank, is an Ohio chartered savings bank which engages in the business and exercises the powers of a savings bank. See "Regulation." Republic Savings operates primarily in the greater Cleveland, Ohio area and at December 31, 1995, had assets of $391 million, deposits of $236 million and 11 offices.

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

Republic Bank and Republic Savings target that segment of the banking market which is interested in personalized service for their deposits. The deposits are primarily retail deposits from within their market areas. At December 31, 1995, the subsidiaries' combined interest-bearing deposits comprised 86% of total deposits, and time deposits of $100,000 or more comprised 21% of interest-bearing deposits.

Revenues

The principal sources of revenue for the Company are interest income and fees on loans and mortgage banking income. On a consolidated basis, interest and fees on loans accounted for approximately 42%, 35% and 39% of total revenues in 1995, 1994 and 1993, respectively. Non-interest income, primarily consisting of mortgage banking income (i.e., gain on sales of mortgage loans and mortgage servicing rights, origination fee income and mortgage loan servicing fees, net of amortization), gain on sale of securities, and service charges accounted for approximately 44%, 49% and 54% of total revenues in 1995, 1994 and 1993, respectively.

Interest income from securities, money market investments and interest earning deposits accounted for approximately 14%, 16% and 7% of total revenues during 1995, 1994 and 1993, respectively.

For further information, see the Company's financial statements incorporated herein by reference.

Competition

Mortgage banking and commercial and retail banking are highly competitive businesses, in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995) and Michigan law (which became effective on November 29, 1995), the number of types of potential depository institution competitors have substantially increased. See "Recently Enacted and Proposed Legislation". Generally, financial institutions have greater resources to use in making acquisitions and higher lending limits than those of the Company's bank or savings bank or any banking institution that the Company could acquire. Such institutions can perform certain functions for their customers which the Company or its subsidiary bank or savings bank may not offer.

The principal factors in the markets for deposits and loans are price (interest rates paid and charged) and customer service. Republic Bank and Republic Savings compete for deposits by offering depositors a variety of savings accounts, checking accounts, convenient office locations and other miscellaneous services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for mortgages primarily on the basis of customer service including prompt underwriting decisions and funding of loans and by offering a variety of loan programs as well as competitive interest rates.

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

        Under the BHC Act, bank holding companies such as the Company are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Since September 29, 1995, the BHC Act has permitted the Federal Reserve Board under specified circumstances to approve the acquisition, by a bank holding company located in one State (such as the Company), of a bank or bank holding company located in another State without regard to any prohibition contained in State law. See "Recently Enacted and Proposed Legislation."

        The Company is a corporation which is separate and distinct from its depository institutions and other subsidiaries. Most of the Company's revenues are received by it in the form of dividends or interest paid by its subsidiaries. There are statutory and regulatory limitations on the timing and amount of dividends which may be paid to the Company by it subsidiaries.

        Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to Republic Bank and Republic Savings and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it. In addition, in certain circumstances a Michigan chartered bank having impaired capital may be required by the Commissioner of the Michigan Financial Institutions Bureau ("FIB") either to restore the bank's capital by a special assessment upon its shareholders, or to initiate the liquidation of the bank.

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

        The Federal Reserve Board has adopted capital adequacy guidelines to provide a framework for supervisory evaluation of the capital adequacy of bank holding companies. The capital adequacy guidelines establish minimum levels of capital, measured in several different manners (including as a function of risk-adjusted assets) described in detailed regulations, which must be maintained by a bank holding company.

        FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. See "Recently Enacted and Proposed Legislation." In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (i); identified concentrations of credit risks, (ii) the exposure of the institution to a decline in the value of its capital due to changes in interest rates, and (iii) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions. In addition, the agencies proposed (i); additional required data submissions on periodic Reports of Condition and Income ("Call Reports") regarding interest rate exposure, to furnish a basis for future regulations imposing explicit minimum capital charges for interest rate risk, and (ii) incorporation in the capital adequacy regulations of a measure for market risk in, among other things, the trading of debt instruments.

        2.  Bank Subsidiaries

        The Company's commercial bank subsidiary, Republic Bank, is subject to regulation and examination primarily by the FIB. The Company's savings bank subsidiary, Republic Savings, is subject to regulation and examination primarily by the Ohio Superintendent of the Division of Financial Institutions. As insured state banks, Republic Bank and Republic Savings are also subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC").

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

        An Ohio savings bank must pay all its expenses each year only out of its gross earnings. Only after provision has been made for the payment of such expenses, interest, and the maintenance of a reserve for absorption of bad debts and other losses and other net worth accounts at levels required by Ohio law and regulations of the Ohio Superintendent of the Division of Financial Institutions, may an Ohio savings bank declare and pay dividends. Such dividends may be declared and paid out of current earnings and undivided profits.

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

        FDICIA establishes five capital categories, and the federal depository institution regulators, as directed by FDICIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:

                                            Total            Tier 1
                                         Risk-Based        Risk-Based          Leverage
                                       Capital Ratio     Capital Ratio            Ratio
                                       -------------     -------------         --------
        Well capitalized                10% or above       6% or above      5% or above
        Adequately capitalized           8% or above       4% or above      4% or above
        Undercapitalized                Less than 8%      Less than 4%     Less than 4%
        Significantly undercapitalized  Less than 6%      Less than 3%     Less than 3%
        Critically undercapitalized               --                --       A ratio of
                                                                        tangible equity
                                                                        to total assets
                                                                          of 2% or less

        Subject to certain exceptions, these capital ratios are generally determined on the basis of Call Reports submitted by each depository institution and the reports of examination by each institution's appropriate federal depository institution regulatory agency.

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

        In general, a depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

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

        In addition to these restrictions applicable to undercapitalized institutions, significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, make changes in management personnel, and require the parent holding company to divest or liquidate any affiliate of the institution or the institution itself under certain circumstances. Subject to certain exceptions, critically undercapitalized depository institutions are required to be placed in conservatorship or receivership, generally within 90 days.

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

        The FDIC is further required by FDICIA to establish the BIF and SAIF deposit insurance assessment rates, respectively, at a level which will maintain, or restore over a period of not more than 15 years, the mandated reserve ratios of 1.25%. In November, 1995, the FDIC determined that the BIF had reached the required ratio by June 30, 1995. The FDIC does not expect the SAIF to reach the mandated reserve ratio until 2002. FDICIA also grants the FDIC the power to impose special deposit insurance assessments in addition to the regular assessments.

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

        Market Street and CUB Funding purchase mortgage loans from approved correspondents and brokers. In addition to the underwriting done by the correspondent, each of the mortgage companies performs its own underwriting review of the mortgage loans it purchases. Correspondents and brokers qualify to participate in Market Street and CUB Funding's wholesale program only after a review of their reputation, mortgage lending experience and financial condition, including a review of references and financial statements. In such activities, the mortgage companies are also subject to applicable usury and other state and federal laws, including various states' licensing statutes. As sellers and servicers of mortgage loans, Republic Mortgage, Market Street and CUB Funding are participants in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, FHLMC, GNMA, VA and FHA. In their dealings with these agencies, Republic Mortgage, Market Street and CUB Funding are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate and purchase are subject to agency-prescribed procedures, including without limitation inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, FHLMC, GNMA, VA and FHA, each of Republic

        Mortgage, Market Street and CUB Funding represents and warrants that all such mortgage loans sold by it conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Mortgage, Market Street or CUB Funding) to repurchase the non-conforming mortgage loans. Additionally, FNMA, FHLMC, GNMA, VA and FHA may require Republic Mortgage, Market Street or CUB Funding to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and FHLMC. See "Recently Enacted and Proposed Legislation."

        5.  Recently Enacted and Proposed Legislation

        The Housing and Community Development Act of 1992 ("HCDA") amended (i) the Real Estate Settlement Procedures Act ("RESPA") to extend its coverage to loans made to refinance existing residential loans and to residential loans secured by junior liens, and (ii) the Home Mortgage Disclosure Act ("HMDA") to require that covered lenders make a modified form of their mortgage loan application registers available for public inspection on request, and more rapidly make available to the public their mortgage loan disclosure statements. The Federal Reserve Board and the Department of Housing and Urban Development ("HUD") have adopted regulations generally implementing those changes.

        HCDA established housing goals for FNMA and FHLMC for low- and moderate-income housing, special affordable housing, and central cities, rural areas, and other under-served areas, each as defined by the Act. Each of FNMA and FHLMC is required to (i) review its underwriting guidelines, (ii) take affirmative steps to assist primary lenders such as the Company in making housing credit available in areas with concentrations of low income and minority families, (iii) collect expanded data from seller servicers on mortgage loans (including race, gender and income of mortgagors), and (iv) assist governmental agencies in investigations of, and take remedial actions against, mortgage lenders violating the Fair Housing Act or Equal Credit Opportunity Act. The Secretary of HUD is required to issue implementing regulations, and to monitor and enforce compliance by FNMA and FHLMC with those goals and provisions.

        Effective January 2, 1996, the Secretary of HUD has adopted regulations governing FNMA and FHLMC, including the establishment of housing goals. In general, the annual goals are stated as a percentage of the number of dwelling units financed by each agency's mortgage purchases during the year. The aggregate of the goals for the HCDA established categories for each of FNMA and FHLMC under the proposed regulations are 73% for 1996, 80% for each of the years 1997 through 1999, with new annual goals to be adopted for 2000 and subsequent years (pending such adoption the 1999 standards would continue on an interim basis).

        HCDA also established the Office of Federal Housing Enterprise Oversight ("OFHEO"), a new supervisory authority over FNMA and FHLMC. Among other things, the Director of OFHEO is required to adopt regulations within 18 months of appointment prescribing minimum risk-based capital levels for FNMA and FHLMC, to take supervisory action against such an enterprise which fails to meet required capital levels (including the adoption of a capital restoration plan and restrictions on capital distributions by the enterprise to its shareholders such as the Company), and, in the Director's discretion, to take other supervisory action, including appointment of a conservator for an enterprise which becomes significantly or critically undercapitalized. The OFHEO has requested public comment on minimum risk-based capital levels in advance of issuing proposed regulations on that subject. In addition, OFHEO has informally established interim minimum capital and capital classification provisions not reflecting risk-adjustment, and in June, 1995 published proposed regulations which would formally adopt minimum capital and capital classification standards. It is not possible to predict the potential impact upon the Company, if any, of compliance by FNMA and FHLMC with the requirements of HCDA and such regulations.

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

        The Riegle-Neal Act substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the application of a bank holding company located in one State (the "home State") to acquire a bank located in any other State (the "host State") may be approved by the Federal Reserve Board under the BHC Act notwithstanding any prohibition of such acquisition in the law of any State. The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the new Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State, subject to waiver of the State deposit concentration limit in certain circumstances by the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., that the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."

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

        The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 (as Michigan and a number of other States have already done) or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-State banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHC Act applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and intrastate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other non-tax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.

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

        In November, 1995, Michigan exercised its right to opt-in early to the Riegle-Neal Act, and permitted non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code was amended to permit, in appropriate circumstances and with the approval of the Commissioner of the FIB, (i) the acquisition of Michigan-chartered banks (such as Republic Bank) by FDIC-insured banks, savings banks, or savings and loan associations located in other states, (ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings and loan association located in a State in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity, (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another State,
        (iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another State, (v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other States having laws permitting such consolidation, with the resulting organization chartered either by Michigan or one of such other States, (vi) the establishment by Michigan-chartered banks of branches located in other States, the District of Columbia, or U.S. territories or protectorates, (vii) the establishment of branches in Michigan by FDIC-insured banks located in other States, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction, and (viii) the establishment by foreign banks of branches located in Michigan. The amending legislation also expanded the regulatory authority of the Commissioner of the FIB and made certain other changes.

        In July 1993, the President requested the Federal depository institution regulatory agencies to re-focus their implementation of the Community Reinvestment Act ("CRA") on more objective, performance-based assessment standards that would minimize compliance burdens while stimulating improved performance. Following a two-year process of development, proposals, and public comment, the agencies jointly issued completely revised CRA regulations in July 1995.

        The new regulations will be applied in phases over a two-year transition period. In general, the new require an evaluation of a bank's actual performance in making home mortgage, small business, small farm, and community development loans and qualified community development investments, and in effectively delivering retail banking services, or, at the option of the bank, the bank's accomplishment of a strategic plan developed by the bank and previously approved by the responsible Federal agency. The new regulations also alter record-keeping, reporting and disclosure requirements, provide procedures for consideration of loans made by affiliates, and provide more detailed, uniform definitions of the performance ratings assigned to each institution by the responsible Federal agency.

        On March 8, 1994, the Interagency Task Force on Fair Lending, a body consisting of the Federal depository institution regulators, the Departments of Justice and Housing and Urban Development and four other Federal agencies (including the OFHEO), issued a joint policy statement on discrimination in lending. The policy statement applies to all lenders, and provides an agreed basis for future agency rule-making and administrative enforcement of various federal laws prohibiting lending discrimination.

        Bills which would repeal certain of the investment banking restrictions applicable to commercial banks under the Banking Act of 1933, commonly known as the Glass-Steagall Act are currently pending in Congress. There can be no assurance whether, or in what form, any of these bills will become law.

        6.  Regulation of Proposed Acquisitions

        In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, the BHC Act no longer prevents the Federal Reserve Board from approving the acquisition of a bank because of contrary State law. See "Recently Enacted and Proposed Legislation."

        The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHC Act. In addition, an application to, and the prior approval of, the Federal Reserve Board may be required under the BHC Act, in certain such cases.

        Each of the foregoing types of applications are subject to public notice and comment procedures, and, in many cases, to prior notice and/or approval of State bank regulatory authorities. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the thirtieth calendar day (or if the Attorney General has made no adverse comment to the Federal Reserve Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Attorney General) after final approval of the transaction by the Federal depository institution regulatory agency.

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

        In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notificant, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the Company. The Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Board. This required regulatory written notice is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by regulatory agencies, may delay or prevent consummation of such an acquisition. If such a proposed acquisition is not disapproved or subjected to conditions by the Board within the applicable notice period, it is deemed approved by the Board. Such an acquisition may also require 30 days' prior notice to the Department of Justice and the Federal Trade Commission.

Item 2.  PROPERTIES AND EMPLOYEES

The executive offices of the Company are located at 1070 East Main Street, Owosso, Michigan, a two-story building which is also occupied by the Owosso branch of Republic Bank. This building is owned by Republic Bank. The Company also maintains administrative offices at the principal office of Republic Bank in Ann Arbor, Michigan.

Currently, the Company's bank subsidiary Republic Bank, operates 25 offices, including two loan production offices within the State of Michigan, of which fourteen are owned and eleven are leased. The Company's state savings bank operates 10 offices within the state of Ohio, of which two are owned and eight are leased and one office in Indiana which is leased.

Currently, the Company's mortgage banking subsidiaries operate seven offices in Michigan, thirteen offices in Florida, nine offices in California, five offices each in Arizona and Virginia, three offices each in Colorado and New York, two offices each in Alabama, Connecticut, Georgia, and Maryland, and one office each in Idaho, Illinois, Massachusetts, Nevada, North Carolina, Oregon, and Washington. All of the Company's mortgage banking offices are leased, with the exception of Republic Mortgage's corporate office located in Farmington Hills, Michigan.

At December 31, 1995, total annual rental expense under real estate lease obligations of the Company and its subsidiaries, other than inter-company items, was approximately $3.4 million.

The Company had approximately 1,270 full-time equivalent employees at December 31, 1995.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

The information set forth under caption "Summary of Common Share Market Data" on Page 47 of the 1995 Annual Report of the Company is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Summary of Selected Financial Data" on Page 6 of the 1995 Annual Report of the Company is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The information set forth under the caption "Management's Discussion and Analysis" on Pages 7 through 20 of the 1995 Annual Report of the Company is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth on Pages 21 through 44, and Pages 46 and 47 of the 1995 Annual Report of the Company is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of March 1, 1996 are as follows:

                                                                       Position
         Name                                Position                 Held Since       Age
         ----                                --------                 ----------       ---
Jerry D. Campbell            Chairman of the Board                       1985          55
                             and Chief Executive Officer

Dana M. Cluckey              President, Chief Operating Officer          1986          36
                             and Assistant Secretary

Barry J. Eckhold             Vice President, Chief Credit                1990          49
                             Officer and Secretary

Thomas F. Menacher           Senior Vice President, Treasurer and        1992          39
                             Chief Financial Officer


The information set forth under the caption "Directors" on Pages 5 through 7 of the definitive Proxy Statement of the Company dated March 20, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the Company.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Executive Officers" on Pages 10 through 14 of the definitive Proxy Statement of the Company dated March 20, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth under the caption "Principal Holders of the Company's Common Stock" on Pages 2 through 4 of the definitive Proxy Statement of the Company dated March 20, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Related Transactions" on Page 9 of the definitive Proxy Statement of the Company dated March 20, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a) The following documents are filed as a part of this Report:

 1.  Financial Statements:

                                                                                     Page *
                                                                                     ------

     Consolidated Balance Sheets - December 31, 1995 and 1994.....................      21
     Consolidated Statements of Income - Three Years Ended
       December 31, 1995..........................................................      22
     Consolidated Statements of Shareholders' Equity -
       Three Years Ended December 31, 1995........................................      23
     Consolidated Statement of Cash Flows - Three
       Years Ended December 31, 1995..............................................   24-25
     Notes to Consolidated Financial Statements...................................   26-44
     Independent Auditors' Report.................................................      46

     *Refers to page number of 1995 Annual Report of the Company.

 2.  Schedules:

      I - Indebtedness to Related Parties (Not Applicable)
     II - Guarantees of Securities of Other Issuers (Not Applicable)

     (b) Reports on Form 8-K:

         Not Applicable

     (c) Exhibits:

 3(a) Articles of Incorporation, are incorporated herein by reference to
      Exhibit 3(a) to Form 10K filed March 17, 1994.

 3(b) Bylaws, as amended, are incorporated herein by reference to Exhibit
      3(b) to Registration Statement on Form S-4 filed March 1, 1990, Registration No. 33-33811.

4(a) Indenture dated as of February 1, 1993, between the Company and NBD Bank, N.A., as Trustee, relating to 9% Subordinated Notes due 2003, including Form of 9% Subordinated Note due 2003: filed as Exhibit 4(d) to Amendment No. 1 to Form S-4 filed January 28, 1993, Registration No. 33-56112, and incorporated herein by reference.

4(b) Debenture Purchase Agreement dated as of March 30, 1994, between the Company and Scudder, Stevens & Clark, Inc., Business Men's Assurance Company of America, Columbus Life Insurance Company and Mutual of America Life Insurance Company, related to 7.17% Senior Debentures due 2001, filed as Exhibit 4(p) to Form 10-K filed March 27, 1995, and incorporated herein by reference.

4(c) Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.75% Senior Debentures due January 15, 2001 and 6.95% Senior Debentures due January 15, 2003.

10(a) Non-Qualified Stock Option Plan of the Company, effective March 24, 1986, as amended and restated: filed as Exhibit 10(b) to Form 10-K, filed March 23, 1993 and incorporated herein by reference.

10(b) Restricted Stock Plan of the Company, effective March 24, 1986, as amended and restated: filed as Exhibit 10(c) to Form 10-K, filed March 23, 1993 and incorporated herein by reference.

10(c) Form of Indemnity Agreement and Schedule of officers and directors of the Company who executed such agreements: filed as Exhibit 10(e) to Form S-2 filed February 28, 1992, Registration No. 33-46069, and incorporated herein by reference.

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

10(f) First Amended and Restated Agreement and Plan of Reorganization, dated as of October 29, 1992, by and between the Company and Horizon Financial Services, Inc.: filed as Exhibit 2 to Form 8-K filed November 6, 1992, and incorporated herein by reference.

10(g) Agreement and Plan of Merger between the Company and Premier Bancorporation, Inc., dated as of March 31, 1993: filed as Exhibit 28(c) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

10(h) Purchase and Sale Agreement by and between Republic Bancorp Inc. ("Purchaser") and California United Bank, National Association ("Seller"), dated October 22, 1993: filed as Exhibit 28(e) to Form 10-K, filed March 17, 1994 and incorporated herein by reference.

10(i) Purchase and Sale Agreement by and between Republic Bank ("Seller") and CB North ("Purchaser"), dated as of September 27, 1994: filed as
         Exhibit 28(g) to Form 10-K, filed March 27, 1995 and incorporated herein by reference.

10(j) Form of servicing and Disposition Agreement for Inventory and Construction Loan Portfolio, dated November 21, 1992 between Market Street Mortgage Corporation and the Company: filed as Exhibit 2(b) to Form 8-K filed November 23, 1992, and incorporated herein by reference.

11. Statement Re: Computation of per share earnings is incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements, filed herewith as Exhibit 13.

13. 1995 Annual Report of the Company and Independent Auditors' Report on the Company's December 31, 1995, 1994, and 1993 Financial Statements.

21. Subsidiaries of the Registrant are incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements, filed herewith as Exhibit 13.

23. Consent of Deloitte & Touche LLP to incorporation by reference of its report dated January 18, 1996 appearing in the Company's Form 10-K for the year ended December 31, 1995, and into the following Registration Statements of the Company: Form S-8 dated December 4, 1992, Registration No. 33-55336, and Form S-8 dated December 4, 1992, Registration No. 33-55304, and Form S-8 dated May 10, 1993, Registration No. 33-62508, and Form S-3 dated May 26, 1993, Registration No. 33-61842.

27. Financial Data Schedule containing summary financial information extracted from the consolidated balance sheet as of December 31, 1995 and consolidated statement of income for the twelve months ended December 31, 1995.




NOTE:    Items 1, 2, 5, 6, 7, 8, 9, 12,  14,  15,  16,  17, 18, 19, 20, 22,
         24, 25, 26, 28 and 99 are not applicable.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1996.


/s/  JERRY D. CAMPBELL                 /s/  THOMAS F. MENACHER
-------------------------------        --------------------------------------
Jerry D. Campbell                      Thomas F. Menacher
Chief Executive Officer                Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacity as Directors of the Company on the 22nd day of March, 1996.


/s/ JERRY D. CAMPBELL                  /s/ STEPHEN M. KLEIN
-------------------------------        --------------------------------------
Jerry D. Campbell                      Stephen M. Klein


/s/ DANA M. CLUCKEY                    /s/ JOHN J. LENNON
-------------------------------        --------------------------------------
Dana M. Cluckey                        John J. Lennon


                                       /s/ SAM H. MCGOUN
-------------------------------        --------------------------------------
Bruce L. Cook                          Sam H. McGoun


/s/ RICHARD J. CRAMER
-------------------------------        --------------------------------------
Richard J. Cramer                      Kelly E. Miller


/s/ GEORGE A. EASTMAN                  /s/ JOE D. PENTECOST
-------------------------------        --------------------------------------
George A. Eastman                      Joe D. Pentecost


/s/ HOWARD J. HULSMAN                  /s/ GEORGE B. SMITH
-------------------------------        --------------------------------------
Howard J. Hulsman                      George B. Smith


/s/ GARY HURAND                        /s/ JEOFFREY K. STROSS
-------------------------------        --------------------------------------
Gary Hurand                            Jeoffrey K. Stross

/s/ DENNIS J. IBOLD
-------------------------------
Dennis J. Ibold