Form 10-Q
period 1996-03-31
REPUBLIC BANCORP INC
filed 1996-05-15
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1996           Commission File Number 0-15734


                             REPUBLIC BANCORP INC.
            (Exact name of registrant as specified in its charter)


          Michigan                                             38-2604669
(State of other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                 1070 East Main Street, Owosso, Michigan 48867
                   (Address of principal executive offices)

                                (517) 725-7337
                        (Registrant's telephone number)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES ___ X ___       NO _______




        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 1996:

Common Stock, $5 Par Value .............................    16,161,169 Shares

                                     INDEX


PART I..FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995 ...............................      4

               Consolidated Statements of Income for the Three
               Months Ended March 31, 1996
               and 1995.............................................      5

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1996 and 1995.................    6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   8-17


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings....................................     18

     Item 2.   Changes in Securities................................     18

     Item 3.   Defaults Upon Senior Securities......................     18

     Item 4.   Submission of Matters to a Vote of Security Holders..     18

     Item 5.   Other Information....................................     18

     Item 6.   Exhibits and Reports on Form 8-K.....................     18

SIGNATURE      .....................................................     19

EXHIBITS............................................................  20-21

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Republic Bancorp Inc. (the Company) and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated operating results of the Company and its subsidiaries for the three months ended March 31, 1996 and 1995, as well as the financial position at March 31, 1996 and cash flows for the three months ended March 31, 1996 and 1995.

Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, and the accounts of two wholly owned subsidiaries: Republic Bank and Republic Savings Bank (Republic Savings). The consolidated financial statements also include the accounts of Market Street Mortgage Corporation (Market Street), of which the Company owns an 80% majority interest. Republic Bank operates a wholly-owned subsidiary; Republic Bancorp Mortgage Inc. (Republic Mortgage), and its division, Home Funding, Inc. Republic Bank also owns an 80% majority interest in CUB Funding Corporation (CUB Funding) which operates a division; RSL Mortgage. All material intercompany transactions and balances have been eliminated in consolidation.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)                                             March 31,       Dec. 31,
                                                                     1996            1995
                                                                   ---------       --------
ASSETS
Cash and cash equivalents ...................................    $    31,009     $    39,641
Mortgage loans held for sale ................................        415,189         423,364
Securities available-for-sale (amortized cost of
      $313,873 and $319,865, respectively) ..................        309,877         317,769

Loans .......................................................        564,053         578,112
    Less allowance for loan losses ..........................          4,992           5,002
                                                                 -----------     -----------
Net loans ...................................................        559,061         573,110

Premises and equipment, net of depreciation .................         14,503          14,724
Mortgage servicing rights ...................................         58,693          58,265
Other assets ................................................         47,398          45,817
                                                                 -----------     -----------
      Total assets ..........................................    $ 1,435,730     $ 1,472,690
                                                                 ===========     ===========

LIABILITIES
Deposits:
    Non-interest bearing ....................................    $   139,032     $   126,427
    Interest bearing ........................................        815,979         778,302
                                                                 -----------     -----------
      Total deposits ........................................        955,011         904,729
Federal funds purchased and reverse
    repurchase agreements ...................................        141,544         134,237
Other short-term borrowings .................................         10,524         129,214
FHLB advances ...............................................         93,000          80,500
Accrued and other liabilities ...............................         62,196          44,806
Long-term debt ..............................................         49,266          51,928
                                                                 -----------     -----------
      Total liabilities .....................................      1,311,541       1,345,414
                                                                 -----------     -----------
Minority interest ...........................................            886             900
                                                                 -----------     -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value;
    5,000,000 shares authorized, none issued
    and outstanding .........................................             --              --
Common stock, $5 par value, 20,000,000 shares
    authorized; 16,271,419 and 16,477,981 shares
    issued and outstanding, respectively ....................         81,357          82,390
Capital surplus .............................................         41,376          43,177
Market value adjustment on securities available-for-sale, net         (2,597)
                                                                                      (1,363)
Retained earnings ...........................................          3,167           2,172
                                                                 -----------     -----------
    Total shareholders' equity ..............................        123,303         126,376
                                                                 -----------     -----------
      Total liabilities and shareholders' equity ............    $ 1,435,730     $ 1,472,690
                                                                 ===========     ===========


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              1996          1995
                                                              ----          ----
INTEREST INCOME
Loans, including fees ..................................    $ 19,074     $ 15,549
Securities held-to-maturity ............................          --        4,035
Securities available-for-sale ..........................       4,820        2,854
Money market investments ...............................         268          102
                                                            --------     --------
      Total interest income ............................      24,162       22,540
                                                            --------     --------

INTEREST EXPENSE
Demand deposits ........................................         351          435
Savings and time deposits ..............................      10,088        8,104
Short-term borrowings ..................................       3,307        4,433
FHLB advances ..........................................       1,246          586
Long-term debt .........................................       1,069        1,206
                                                            --------     --------
      Total interest expense ...........................      16,061       14,764
                                                            --------     --------
Net interest income ....................................       8,101        7,776
Provision for loan losses ..............................          65           12
                                                            --------     --------
Net interest income after provision for loan losses ....       8,036        7,764
                                                            --------     --------

NON-INTEREST INCOME
Service charges ........................................         319          303
Mortgage banking .......................................      19,444       15,354
Gain (loss) on sale of securities ......................         435          (90)
Gain on sale of SBA loans ..............................         220          230
Other ..................................................         245          233
                                                            --------     --------
      Total non-interest income ........................      20,663       16,030
                                                            --------     --------

NON-INTEREST EXPENSE
Salaries and employee benefits .........................      15,718        9,480
Occupancy expense of premises ..........................       1,451        1,280
Equipment expense ......................................       1,170        1,052
Other operating expense ................................       5,849        5,155
Minority interest ......................................          --          198
                                                            --------     --------
      Total non-interest expense .......................      24,188       17,165
                                                            --------     --------
Income before income taxes and extraordinary item ......       4,511        6,629
Provision for income taxes .............................       1,496        2,424
                                                            --------     --------
Income before extraordinary item .......................       3,015        4,205
Extraordinary item -
  loss on early extinguishment of debt, net of tax .....        (388)          --
                                                            --------     --------
NET INCOME .............................................    $  2,627     $  4,205
                                                            ========     ========

Income per common share before extraordinary item ......    $   0.18     $   0.25
Extraordinary item .....................................        (.02)          --
                                                            --------     --------
Net income per common share - primary and fully diluted     $   0.16     $   0.25
                                                            ========     ========

Average common shares outstanding - fully diluted ......      16,786       17,060
                                                            ========     ========

Cash dividends declared per common share ...............    $   0.10     $   0.08
                                                            ========     ========


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                         1996            1995
                                                       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................    $   2,627     $   4,205
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ...............        1,303         1,334
      Amortization of mortgage servicing rights ...        2,112         1,763
      Gain on sale of securities available-for-sale         (435)           90
      Gain on sale of mortgage servicing rights ...       (7,161)       (7,380)
      Gain on sale of loans .......................       (1,574)         (501)
      Increase in other assets ....................       (2,867)       (9,505)
      Increase in other liabilities ...............       17,390         6,371
      Proceeds from sale of loans held for sale ...      835,812       338,585
      Origination of loans held for sale ..........     (827,637)     (348,704)
      Other, net ..................................          (99)         (696)
                                                       ---------     ---------

         Total adjustments ........................       16,844       (18,643)
                                                       ---------     ---------

Net cash provided by (used in) operating activities       19,471       (14,438)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to mortgage servicing rights ............       (4,203)      (10,392)
Proceeds from sale of mortgage servicing rights ...        9,878        20,100
Proceeds from sale of securities available-for-sale       67,946        31,969
Proceeds from maturities/principal payments of
    securities available-for-sale .................        8,249         4,299
Proceeds from maturities/principal payments of
    securities held-to-maturity ...................           --         1,650
Purchase of securities available-for-sale .........      (69,937)           --
Proceeds from sale of loans .......................       47,629        59,879
Net increase in loans made to customers ...........      (31,928)      (69,075)
                                                       ---------     ---------

Net cash provided by investing activities .........       27,634        38,430
                                                       ---------     ---------






REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------
(continued)                                                     1996           1995
                                                              --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits,
    NOW accounts and savings accounts ...................       36,797         1,601
Net increase in certificates of deposit .................       13,485        49,824
Purchase of Standard Federal Bank demand deposits,
    NOW accounts and savings accounts ...................           --         6,701
Purchase of Standard Federal Bank certificates of deposit           --        13,796
Net decrease in short-term borrowings ...................     (111,383)      (17,710)
Net increase (decrease) in short-term FHLB advances .....        5,000       (52,950)
Net proceeds from issuance of common shares .............          553            --
Repurchase of common shares .............................       (3,278)       (3,014)
Dividends paid ..........................................       (1,491)       (1,363)
Payments on long-term debt ..............................      (25,162)       (1,223)
Increase in long-term debt ..............................           --         3,672
Increase in FHLB advances ...............................        7,500            --
Proceeds from issuance of senior debentures, net of
    issuance cost .......................................       22,242            --
                                                             ---------     ---------

Net cash used in financing activities ...................      (55,737)         (666)
                                                             ---------     ---------

Net increase (decrease) in cash and cash equivalents ....       (8,632)       23,326
Cash and cash equivalents at beginning of period ........       39,641        23,297
                                                             ---------     ---------

Cash and cash equivalents at end of period ..............    $  31,009     $  46,623
                                                             =========     =========

Cash paid during the period for:
    Interest ............................................    $  16,455     $  13,629
    Income taxes ........................................    $      --     $     850

Non-cash investing activities:

    - During the three months ended March 31, 1996 and 1995, the Company incurred charge-offs on portfolio loans of $121,000 and $251,000, respectively.

    - During the three months ended March 31, 1996, the Company securitized residential real estate portfolio loans into investment securities available-for-sale of $40.9 million.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MORTGAGE BANKING

During the first quarter of 1996, the Company closed $855 million in single-family, owner occupied, residential mortgage loans, compared to $392 million closed during the first quarter of 1995. The overall increase in mortgage loan closings for the quarter, compared to the same period in 1995, is due to a lower interest rate environment and the impact of the Company's acquisition of RSL Mortgage.

The increase in mortgage loan volume resulted in an increase in mortgage banking income of $4.0 million, from $15.4 million in the first quarter of 1995, to $19.4 million in 1996. This increase was primarily due to a higher level of origination fee income and increased gains on the sale of mortgages. A breakdown of income from mortgage banking activities is summarized as follows:

                                                    Three Months Ended
                                                          March 31,
                                                   ---------------------
(Dollars in thousands)                              1996           1995
                                                    ----           ----
Net mortgage loan servicing fees............       $ 2,017       $ 2,731
Origination fee income......................         7,587         4,089
Gain on sale of mortgages...................         2,679         1,154
Gain on sale of servicing...................         7,161         7,380
                                                   -------       -------
     Total mortgage banking income..........       $19,444       $15,354
                                                   =======       =======

The majority of the Company's residential mortgage production during 1996 has been long-term fixed rate mortgages. The Company typically sells all of its long-term fixed rate and a significant portion of its variable rate mortgages to the secondary market. During the first quarter of 1996, the Company's gain on sale of mortgages totaled $2.7 million, compared to $1.2 million for the same period in 1995. The increase in the gain on sale of mortgages was due to the higher levels of mortgage loan closings for the first quarter of 1996 compared to the prior year, and a slight improvement in margins.

During the first quarters of 1996 and 1995, the Company sold both purchased and originated mortgage servicing rights on loans with principal balances of $632 million and $1.6 billion, respectively, resulting in gains of $7.2 million and $7.4 million, respectively.

The remainder of the Management's Discussion and Analysis provides various disclosures relating principally to the commercial banking segment.

RESULTS OF OPERATIONS


NET INTEREST INCOME

Net interest income totaled $8.1 million for the first quarter of 1996, compared to $7.8 million for the same period in 1995. The increase in net interest income was comprised of an increase in interest income which was partially offset by an increase in interest expense. The increases in both interest income and interest expense were due primarily to higher average balances, especially in mortgage loans held for sale and time deposits. The mix in interest bearing liabilities shifted to a higher percentage of time deposits, which had a significant increase in average rates paid in 1996 compared to 1995. The net interest margin for the first quarter decreased to 2.52%, from 2.54% for the same period in 1995.

During the first quarter of 1996, average earning balances increased by $65 million, or 5.3%, to $1.288 billion, from $1.223 billion during the 1995 first quarter. Also impacting interest income growth was an increase in the yield on interest earning assets to 7.50% during the quarter, from 7.37% during the first quarter of 1995. The most significant contributor to the increase in interest income on earning assets was a $249 million increase in average mortgage loans held for sale. The increase in loans held for sale was funded by a decrease in investment securities, additional time deposits and FHLB advances.

The cost of funding assets in the first quarter of 1996 increased to 5.56%, from 5.33% in the first quarter of 1995. The average balance of interest bearing liabilities increased by $48 million, or 4.3%, to $1.155 billion, from $1.107 billion during the 1995 first quarter. Time deposits represented the largest growth category, increasing by $65 million, with the average rate paid increasing by 69 basis points.

The following tables present an analysis of average balances and rates for the three month periods ended March 31, 1996 and 1995:

                                                   Three Months Ended                            Three Months Ended
                                                     March 31, 1996                                March 31, 1995
                                          -------------------------------------         ---------------------------------------
                                           Average                      Average          Average                        Average
(Dollars in thousands)                    Balance(1)     Interest         Rate          Balance(1)      Interest          Rate
                                          ---------      --------       -------         ---------       --------        -------
AVERAGE ASSETS:
Money market investments ...........  $      20,453   $         268           5.24%  $       6,745   $          96           5.69%
Mortgage loans held for sale .......        370,906           6,927           7.47         122,090           2,604           8.53
Securities .........................        314,789           4,820           6.12         454,039           6,885           6.07
Commercial loans ...................        141,215           3,382           9.58         101,108           2,473           9.78
Real estate mortgage loans .........        374,268           7,131           7.62         488,761           9,198           7.53
Installment loans ..................         66,281           1,634           9.86          50,685           1,284          10.13
                                      -------------   -------------  -------------   -------------   -------------  -------------
    Total loans, net of
      unearned income ..............        581,764          12,147           8.35         640,554          12,955           8.09
                                      -------------   -------------  -------------   -------------   -------------  -------------
    Total interest earning assets ..      1,287,912          24,162           7.50       1,223,428          22,540           7.37
                                                      -------------  -------------                   -------------  -------------
Allowance for loan losses ..........         (4,950)                                        (5,578)
Cash and due from banks ............         22,492                                         24,837
Other assets .......................        122,863                                        131,329
                                      -------------                                  -------------
    Total assets ...................  $   1,428,317                                  $   1,374,016
                                      =============                                  =============

AVERAGE LIABILITIES AND
SHAREHOLDERS' EQUITY:
Deposits:
    Interest bearing demand deposits  $      60,202             351           2.33   $      68,103             435           2.55
    Savings deposits ...............        195,783           1,874           3.83         183,240           1,699           3.71
    Time deposits ..................        547,212           8,214           6.00         482,093           6,405           5.31
                                      -------------   -------------  -------------   -------------   -------------  -------------
        Total interest bearing
          deposits .................        803,197          10,439           5.20         733,436           8,539           4.66
Warehousing lines of credit ........         87,612           1,501           6.85          36,788             733           7.97
Other short-term borrowings ........        123,711           1,806           5.84         242,778           3,699           6.09
FHLB advances ......................         84,715           1,246           5.88          37,361             585           6.26
Long-term debt .....................         55,486           1,069           7.71          56,787           1,208           8.51
                                      -------------   -------------  -------------   -------------   -------------  -------------
    Total interest bearing
      liabilities ..................      1,154,721          16,061           5.56       1,107,150          14,764           5.33
                                                      -------------  -------------                   -------------  -------------
Non-interest bearing deposits ......        124,024                                        115,253
Other liabilities ..................         23,699                                         34,175
                                      -------------                                  -------------
    Total liabilities ..............      1,302,444                                      1,256,578
                                      -------------                                  -------------
Shareholders' equity ...............        125,873                                        117,438
                                      -------------                                  -------------
    Total liabilities and
      shareholders' equity .........  $   1,428,317                                  $   1,374,016
                                      =============                                  =============
Net interest income ................                  $       8,101                                  $       7,776
                                                      =============                                  =============
Net interest spread ................                                          1.94%                                          2.04%
                                                                     =============                                  =============
Net interest margin ................                                          2.52%                                          2.54%
                                                                     =============                                  =============

(1) Non-accrual loans and overdrafts are included in average balances. The amount of tax-exempt income earned by the Company was not material during 1996 or 1995.

Net interest income can be analyzed in terms of the impact of changing rates and changing volumes of interest earning assets and interest bearing liabilities. The following table presents certain information regarding changes in net interest income due to changes in the average balance of interest earning assets and interest bearing liabilities and due to changes in average rates for the periods indicated:



                                           Three Months Ended March 31,
                                                 1996 versus 1995
                                            Inc/(Dec) Due to Change in:
                                         ---------------------------------
                                          Average      Average       Net
(Dollars in thousands)                   Balance(1)    Rate(1)     Change
                                         ---------    --------     -------
Interest income:
Money market investments ...........     $   180      $    (8)     $   172
Mortgage loans held for sale .......       4,685         (362)       4,323
Securities .........................      (2,132)          67       (2,065)
Loans, net of unearned income (2) ..      (1,217)         409         (808)
                                         -------      -------      -------
    Total interest income ..........       1,516          106        1,622
                                         -------      -------      -------

Interest expense:
Interest bearing demand deposits ...         (48)         (36)         (84)
Savings deposits ...................         119           56          175
Time deposits ......................         922          887        1,809
                                         -------      -------      -------
    Total interest bearing deposits          993          907        1,900

Warehousing lines of credit ........         883         (115)         768
Other short-term borrowings ........      (1,744)        (149)      (1,893)
FHLB advances ......................         699          (38)         661
Long-term debt .....................         (27)        (112)        (139)
                                         -------      -------      -------
    Total interest expense .........         804          493        1,297
                                         -------      -------      -------

    Net interest income ............     $   712      $  (387)     $   325
                                         =======      =======      =======

(1) Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)  Non-accrual loans are included in average balances.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 1996 was $24.2 million, compared with $17.2 million for the same period in 1995. Salaries and employee benefits are the largest portion of non-interest expense, totaling $15.7 million and $9.5 million for the first quarters of 1996 and 1995, respectively. This increase was primarily due to higher commissions and incentives paid on the higher levels of mortgage originations.

EXTRAORDINARY ITEM

The company incurred a one-time, after-tax charge of $388,000 for unamortized debt issuance costs associated with the early redemption of the Company's $17.25 million, 9% Subordinated Notes. See the section entitled "Long-Term Debt" for further discussion.

FINANCIAL CONDITION


ASSETS

Total assets at March 31, 1996 were $1.44 billion, which represents a decrease of $37 million from $1.47 billion at December 31, 1995. The decrease in assets since December 31, 1995 was primarily in portfolio mortgage loans, partially offset by an increase in commercial loans. The increase in commercial loans was largely a result of an increase in commercial and Small Business Administration (SBA) closings for the quarter ended March 31, 1996.

SECURITIES

The securities portfolio serves as a source of earnings with relatively minimal principal risk. As a result, the Company's portfolio is comprised primarily of U.S. Treasuries, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of mortgage-backed securities and collateralized mortgage obligations. The maturity structure of the portfolio is generally short-term, with an estimated average maturity of less than three years, or at adjustable rates. The securities portfolio constitutes 21.6% of the Company's assets at March 31, 1996, the same proportion as that of December 31, 1995. The $7.9 million decrease in the securities portfolio is primarily a result of selling securities to provide liquidity to fund higher interest earning asset balances, mainly in the form of commercial loans.

Certain securities, with a carrying value of approximately $121.4 million and $164.3 million at March 31, 1996 and December 31, 1995, respectively, were pledged to secure reverse repurchase agreements, Federal Home Loan Bank (FHLB) advances, and other deposits as required by law.

Securities are accounted for in accordance with Statement of Financial Accounting Standards, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, all affected debt and equity securities must be classified as held-to-maturity, trading or available-for-sale. Classification is critical because it affects the carrying amount of the security, as well as the timing of gain or loss recognition in the income statement. The Company does not currently maintain a trading account classification.

The following is a summary of available-for-sale securities as of March 31, 1996:

                                                        Available-for-Sale Securities
                                          ----------------------------------------------------
                                          Amortized    Unrealized     Unrealized         Fair
                                             Cost         Gains         Losses           Value
                                          ---------    ----------     ----------         -----
(Dollars in thousands)
U.S. Treasury obligations .........       $ 12,332             --       $     24       $ 12,308
U.S. Government agency obligations          38,838       $     38            137         38,739
Mortgage-backed securities ........        113,007            104            847        112,264
Collateralized mortgage obligations         97,460             10          1,770         95,700
Municipal and other securities ....         32,500             10            638         31,872
                                          --------       --------       --------       --------
Total Debt Securities .............        294,137            162          3,416        290,883
Equity securities .................         19,736             --            742         18,994
                                          --------       --------       --------       --------
Total Securities Available-for-Sale       $313,873       $    162       $  4,158       $309,877
                                          ========       ========       ========       ========

The gross realized gains and losses on sales of available-for-sale securities totaled $437,000 and $2,000, respectively, for the quarter ended March 31, 1996.

LOANS

Total loans, excluding loans held for sale, at March 31, 1996 decreased by $14.0 million to $564.1 million, from $578.1 million at December 31, 1995. Residential real estate loans decreased by $34.3 million, to 61.6% of total loans at March 31, 1996, from 66.0% at December 31, 1995. Commercial loans, including those secured by real estate, increased to $150.2 million, or 26.6%, of total loans at March 31, 1996. The increase was due to an emphasis by the Company on the origination of high quality commercial credits. Mortgage loans held for sale decreased to $415.2 million at March 31, 1996, from $423.4 million at December 31, 1995.

During the first quarter of 1996, the Company closed $3.1 million of SBA loans. The Company sold $2.5 million of SBA loans during the first three months of the year, resulting in gains of $220,000.

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of March 31, 1996, these loans comprised 81.8% of the total loan portfolio, excluding loans held for sale. The Company's general policy is to originate conventional residential real estate mortgages with loan to value ratios of 80% or less and real estate-secured commercial loans with loan to value ratios of 70% or less. The substantial majority of the Company's mortgage loans comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA).

The majority of the Company's commercial loans are secured by real estate and are made to small and medium-sized businesses. These loans or lines of credit are generally made at rates based on the prevailing prime interest rates of the subsidiary banks and are adjusted periodically. The focus of the Company on real estate-secured lending with lower loan to value ratios is generally reflected in the low net charge-off ratio percentages. The Company has not emphasized installment loans and does not intend to emphasize these loans in the future.

The following table summarizes the composition of the Company's loan portfolio:

                                               March 31,                     December 31,
                                                 1996                           1995
                                         ----------------------         ---------------------
(Dollars in thousands)                   Amount         Percent         Amount        Percent
                                         ------         -------         ------        -------
Commercial loans:
    Secured by real estate ......       $113,921           20.2%       $108,108           18.7%
    Other (generally secured) ...         36,328            6.4          24,325            4.2
                                        --------          -----        --------          -----
        Total commercial loans ..        150,249           26.6         132,433           22.9
Residential real estate mortgages        347,498           61.6         381,803           66.0
Installment loans ...............         66,306           11.8          63,876           11.1
                                        --------          -----        --------          -----
        Total portfolio loans ...       $564,053          100.0%       $578,112          100.0%
                                        ========          =====        ========          =====

At March 31, 1996, the Company had commitments to fund residential real estate loans of $177.4 million. These commitments are expected to result in mortgage loan closings during the next 30 to 60 days. Offsetting the interest rate risk associated with these commitments, as well as mortgage loans held for sale of $415.2 million, the Company had firm commitments to sell forward $548.7 million of residential real estate loans. These commitments to sell forward, which are expected to settle in the second quarter of 1996, will not produce any material gain or loss.

NON-PERFORMING ASSETS

Loans held in portfolio are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (OREO) until such time as it is sold. The following table provides information with respect to the Company's past due loans and the components of non-performing assets at the dates indicated:

                                             March 31,   Dec. 31,    March 31,
                                               1996        1995        1995
(Dollars in thousands)                       --------    --------    --------
Loans past due 90 days or more and still
accruing interest:
    Commercial ..........................     $  129      $  209      $   56
    Residential real estate mortgages ...        239          42         128
    Installment .........................         62          94          66
                                              ------      ------      ------
        Total ...........................     $  430      $  345      $  250
                                              ======      ======      ======

Non-accrual loans:
    Commercial ..........................     $1,358      $  500      $  834
    Residential real estate mortgages ...      1,399         661         810
    Installment .........................        290         131         114
                                              ------      ------      ------
        Total ...........................      3,047       1,292       1,758
    Restructured loans ..................        587         688       1,123
    Other real estate owned .............        985         980         593
                                              ------      ------      ------
        Total non-performing assets .....     $4,619      $2,960      $3,474
                                              ======      ======      ======

Non-performing assets as a percentage of:
    Total portfolio loans and OREO (1) ..       0.82%       0.51%       0.55%
    Total loans and OREO (2) ............       0.47%       0.30%       0.45%
    Total assets ........................       0.32%       0.20%       0.25%

(1)  Excluding mortgage loans held for sale.
(2)  Including mortgage loans held for sale.
At March 31, 1996, approximately $7.2 million, or 1.2% of portfolio loans were 30-89 days delinquent.

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

As of March 31, 1996, the allowance for estimated loan losses was $5.0 million, or .89%, of total loans, excluding mortgage loans held for sale, compared with $5.0 million, or .87%, as of December 31, 1995. The allowance for estimated loan losses as a percentage of non-performing loans was 137% at March 31, 1996, versus 253% at December 31, 1995.

An analysis of the allowance for estimated loan losses, the amount of loans charged off, and the recoveries on loans previously charged off is summarized in the following table:

                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
(Dollars in thousands)                              1996         1995
                                                    ----         ----
Allowance for estimated loan losses:
Balance at January 1 .........................     $ 5,002      $ 5,544
    Loans charged off ........................        (121)        (251)
    Recoveries of loans previously charged off          46           85
                                                   -------      -------
Net charge-offs ..............................         (75)        (166)
Provision charged to expense .................          65           12
                                                   -------      -------
Balance at March 31 ..........................     $ 4,992      $ 5,390
                                                   =======      =======


LIABILITIES

DEPOSITS

Non-interest bearing deposits increased by $12.6 million, or 10.0%, from $126.4 million at December 31, 1995, to $139.0 million at March 31, 1996. The primary reason for this was an increase in mortgage escrow balances of $10.9 million. Interest bearing deposits increased by $37.7 million, or 4.8% , from $778.3 million at December 31, 1995, to $816.0 million at March 31, 1996.

SHORT-TERM BORROWINGS

As of March 31, 1996, the Company had $107.5 million of securities sold under agreements to repurchase, at an average rate for the quarter of 5.52%. Such agreements, which have stated maturities of 30 days to two years are secured by certain securities with a carrying value of $110.4 million. The proceeds from the reverse repurchase agreements are used to fund mortgage loans held for sale.

On May 22, 1995, Market Street entered into a $75 million warehousing line of credit agreement with Residential Funding Corporation used for the purpose of funding the purchase or origination of mortgage loans by Market Street. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires August 31, 1996. Market Street is required to pay interest on the unpaid principal amount of each advance at 1.50% above the monthly average LIBOR rate. There were no borrowings under this warehousing line of credit at March 31, 1996. During the first quarter of 1996, the average borrowing and interest rate paid on this warehousing line were $39.5 million and 6.82%, respectively.

Republic Mortgage has a $25 million warehousing line of credit with NBD Bank, N.A. used to fund the acquisition or origination of mortgage loans by Republic Mortgage. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in July, 1996. Republic Mortgage is required to pay interest on the unpaid principal amount of each advance in a range of federal funds sold plus 1.0%, to Wall Street Journal Prime, based on the document status of each loan as applicable to such advance. There were no borrowings under this warehousing line of credit at March 31, 1996. During the first quarter of 1996, the average borrowing and interest rate paid on this line were $13.0 million and 7.11%, respectively.

In August, 1995, Republic Mortgage entered into a revolving repurchase agreement with Paine Webber, as a source of funding for mortgage loan originations. Security for the agreement includes various real estate mortgage notes, and expires at the option of either party. Interest is calculated at LIBOR plus .90%. Borrowings under this agreement at March 31, 1996, were $92,000. The average borrowing and interest rate paid on this agreement for the first quarter of 1996 were $628,000 and 6.40%, respectively.

CUB Funding has a $16 million warehousing line of credit agreement with Prudential Home Mortgage Company, used for funding the purchase or origination of mortgage loans by CUB Funding. Interest is payable monthly and is computed based upon the 30-day commercial paper index plus various indexes ranging from 1.00% to 2.75%, based on the document status of each loan. Borrowings under this line of credit were $10.3 million at March 31, 1996. During the first quarter of 1996, the average interest rate was 6.70% and the average balance outstanding was $16.7 million. The line of credit, which is payable on demand, is secured by various real estate mortgage loans and expires in May, 1996.

In May 1995, CUB Funding entered into a $4 million mortgage servicing acquisition line of credit with Prudential Home Mortgage Company used for the acquisition of mortgage servicing rights. Interest is calculated based on the 30-day commercial paper index plus 2.75%. At March 31, 1996, there were no amounts outstanding under this line of credit. The line of credit expires in May, 1996.

In March 1995, CUB Funding entered into a revolving repurchase agreement with Paine Webber Inc. as a funding source for mortgage loan originations. Security for this borrowing agreement includes various real estate mortgage notes and expires at the option of either party. Interest is calculated at various rates depending on loan document status and ranges from federal funds plus .60% to 30-day LIBOR plus .90% to 1.75%. There were no borrowings under this agreement at March 31, 1996. During the first quarter of 1996, the average borrowing and interest rate paid for this agreement were $15.1 million and 6.64%, respectively.

The Company has an $18 million revolving Credit Agreement with Firstar Bank Milwaukee, N.A. with proceeds to be utilized for working capital purposes. The agreement provides for borrowings with interest at the prime rate, less .25%, or LIBOR plus 1.75%. At March 31, 1996, no amounts were outstanding under this line of credit. During the first quarter of 1996, the average borrowing and interest rate paid for this credit line were $3.5 million and 5.45%, respectively.

FHLB ADVANCES

Republic Bank and Republic Savings routinely borrow short-term and long-term advances from the FHLB to provide liquidity for mortgage loan originations. As of March 31, 1996, total short-term advances were $59.5 million. Long-term advances at March 31, 1996 totaled $33.5 million, with maturity dates ranging from 15 months to 5 years. These advances are generally secured by first mortgage loans or securities equal to at least 160% of the advances under a blanket security agreement. Interest is payable monthly for all advances, and principal is due in a lump sum at the maturity date of each advance.

LONG-TERM DEBT

Republic Mortgage has a mortgage loan in the amount of $1.86 million with Firstar Bank Milwaukee, N.A. Principal and interest with a fixed rate of 6.99% is payable quarterly, with a final maturity date of October 1, 2000. As of March 31, 1996, $98,000 of the total $1.86 million is classified as short-term borrowings.

On January 29, 1996, the Company completed a private offering of 6.87%, $22.5 million Senior Debentures, with $9.0 million maturing in 2001 and $13.5 million maturing in 2003. A portion of the proceeds were used to redeem the Company's existing 9%, $17.25 million Subordinated Notes. The Company incurred an extraordinary charge of $388,000, net of tax, in connection with the redemption, due to the write-off of the remaining debt issuance costs. Republic also has $25 million of 7.17% Senior Debentures which mature April 2001, with interest on the notes payable semiannually.

CAPITAL RESOURCES

Total shareholders' equity at March 31, 1996 was $123.3 million, compared with $126.4 million at December 31, 1995. The decrease of $3.1 million during the first quarter of 1996 was primarily due to the repurchase of 291,000 of the Company's common shares under the stock repurchase program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At March 31, 1996, Republic's Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios were 15.01% and 15.64%, respectively, versus 15.72% and 18.63%, respectively at December 31, 1995. The reason for the decrease in the Total Risk-Based Capital Ratio is that the Company's 9% $17.25 million Subordinated Notes redeemed during the quarter qualified as Tier 2 capital. These ratios exceed minimum guidelines prescribed by regulatory agencies. As of March 31, 1996, total risk-based capital was $123.5 million, an excess of $60.3 million over the minimum guidelines prescribed by regulatory agencies.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Republic's Tier 1 Leverage ratio at March 31, 1996 was 8.34%, versus 8.31% at December 31, 1995.

The Company is committed to maintaining a strong capital position. As of March 31, 1996, Republic Bank and Republic Savings' Total Risk-Based Capital Ratio and Tier 1 Risk-Based Capital Ratio were in excess of all minimum regulatory requirements. It is management's opinion that the Company and its subsidiaries' capital structure is adequate and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

ACCOUNTING DEVELOPMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." The statement encourages, but does not require, establishment of a fair value based method of accounting for stock-based compensation plans. The Company has elected to retain the accounting treatment prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123 mandates certain disclosures, regardless of the method used to account for stock-based employee compensation. These required disclosures will be effective for the Company's December 31, 1996 financial statements.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to its business. In the opinion of management, liabilities arising from such litigation would not have a material effect on the Company's consolidated financial statements.

Item 2.    Changes in Securities

           At its February 16, 1996 meeting, the Board of Directors declared a quarterly cash dividend of $0.10 per share on common stock, payable on April 5, 1996 to shareholders of record on March 8, 1996.

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to Vote of Security Holders

           During the interim period covered by this report, there were no matters submitted to a vote of security holders.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

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




                                       REPUBLIC BANCORP INC.
                                       ---------------------
                                           (Registrant)


Date:  May 15, 1996                BY: /S/  THOMAS F. MENACHER
                                       -----------------------
                                       Thomas F. Menacher
                                       Senior Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)