Form 10-Q
period 1996-06-30
REPUBLIC BANCORP INC
filed 1996-08-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

   For the Quarter Ended June 30, 1996      Commission File Number 0-15734


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

                           YES  __X__ NO ____

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 1996:

Common Stock, $5 Par Value ...........................     15,886,818 Shares

                                     INDEX

PART I.....FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995 .....................................      3

           Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 1996 and 1995........................      4

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1996 and 1995........................      5

           Notes to Consolidated Financial Statements.................      6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............. 7 - 17


PART II.             OTHER INFORMATION

   Item 1. Legal Proceedings.........................................      18

   Item 2. Changes in Securities.....................................      18

   Item 6. Exhibits and Reports on Form 8-K..........................      18

SIGNATURE............................................................      19

EXHIBITS............................................................. 20 - 21

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                      June 30,      Dec. 31,
(Dollars in thousands)                                  1996          1995
                                                      -------       --------
ASSETS
Cash and due from banks............................  $   35,977    $   39,641
Mortgage loans held-for-sale.......................     376,820       423,364
Securities available-for-sale (amortized cost of
   $331,635 and $319,865, respectively)............     325,235       317,769
Loans..............................................     619,352       578,112
   Less allowance for loan losses..................      (4,796)       (5,002)
                                                     ----------    ----------
Net loans..........................................     614,556       573,110
                                                     ----------    ----------
Premises and equipment, net of depreciation........      14,264        14,724
Mortgage servicing rights..........................      51,228        58,265
Other assets.......................................      50,217        45,817
                                                     ----------    ----------
      Total assets.................................  $1,468,297    $1,472,690
                                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing.............................  $  139,499    $  126,427
   Interest-bearing................................     784,706       778,302
                                                     ----------    ----------
      Total deposits...............................     924,205       904,729
Federal funds purchased and securities sold under
   agreements to repurchase........................     204,216       134,237
Other short-term borrowings........................         103       129,214
FHLB advances......................................     108,000        80,500
Accrued expenses and other liabilities.............      61,275        44,806
Long-term debt.....................................      49,261        51,928
                                                     ----------    ----------
      Total liabilities............................   1,347,060     1,345,414
                                                     ----------    ----------
Minority interest..................................       1,093           900
                                                     ----------    ----------

Shareholders' Equity:
Preferred stock, $25 stated value;
   5,000,000 shares authorized, none issued and
   outstanding.....................................          --            --
Common stock, $5 par value, 20,000,000 shares
   authorized; 15,936,493 and 16,477,981 shares
   issued and outstanding, respectively............      79,683        82,390
Capital surplus....................................      38,916        43,177
Market value adjustment on securities
   available-for-sale, net.........................      (4,160)       (1,363)
Retained earnings..................................       5,705         2,172
                                                     ----------    ----------
      Total shareholders' equity...................     120,144       126,376
                                                     ----------    ----------
      Total liabilities and shareholders' equity...  $1,468,297    $1,472,690
                                                     ==========    ==========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                               Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               ------------------       ----------------
(In thousands, except per share data)          1996        1995          1996       1995
- -------------------------------------          ----        ----          ----       ----
Interest Income:
Loans, including fees.......................   $19,322    $16,529      $38,396    $32,078
Securities held-to-maturity.................        --      4,049           --      8,084
Securities available-for-sale...............     4,852      2,462        9,672      5,316
Money market investments....................        42        369          310        471
                                               -------    -------      -------    -------
        Total interest income...............    24,216     23,409       48,378     45,949
                                               -------    -------      -------    -------
Interest Expense:
Demand deposits.............................       347        399          698        834
Savings and time deposits...................     9,884      9,424       19,972     17,528
Short-term borrowings.......................     2,844      4,320        6,151      8,753
FHLB advances...............................     1,372        280        2,618        866
Long-term debt..............................       892      1,450        1,961      2,656
                                               -------    -------      -------    -------
        Total interest expense..............    15,339     15,873       31,400     30,637
                                               -------    -------       -------   -------
Net interest income.........................     8,877      7,536       16,978     15,312
Provision for loan losses...................        45         12          110         24
                                               -------    -------       -------   -------
Net interest income after provision
   for loan losses..........................     8,832      7,524       16,868     15,288
                                               -------    -------      -------    -------

Noninterest Income:
Service charges.............................       287        322          606        625
Mortgage banking............................    21,939     17,648       41,383     33,002
Gain (loss) on sale of securities...........        (7)         8          428        (82)
Gain on sale of SBA loans...................       255        369          475        599
Other.......................................       291        306          536        539
                                               -------    -------      -------    -------
        Total noninterest income............    22,765     18,653       43,248     34,683
                                               -------    -------      -------    -------
Noninterest Expense:
Salaries and employee benefits..............     9,680      6,898       19,852     13,942
Mortgage loan commissions...................     6,207      4,486       11,753      6,922
Occupancy expense of premises...............     1,485      1,266        2,936      2,546
Equipment expense...........................     1,145      1,047        2,315      2,099
Other operating expense.....................     6,556      5,885       12,419     11,040
Minority interest...........................       207        330          193        528
                                               -------    -------      -------    -------
        Total noninterest expense...........    25,280     19,912       49,468     37,077
                                               -------    -------      -------    -------
Income before income taxes and
   extraordinary item.......................     6,317      6,265       10,828     12,894
Provision for income taxes..................     2,171      2,340        3,667      4,764
                                               -------    -------      -------    -------
Income before extraordinary item............     4,146      3,925        7,161      8,130
Extraordinary item (early redemption
   of debt, net of tax).....................        --         --         (388)        --
                                               -------    -------       ------    -------
Net Income..................................   $ 4,146    $ 3,925      $ 6,773    $ 8,130
                                               =======    =======      =======    =======

Income per common share before
   extraordinary item.......................   $   .25    $   .23      $   .43    $   .48
Extraordinary item..........................        --         --         (.02)        --
                                               -------    -------       ------    -------
Net income per common share - primary
   and fully diluted........................   $   .25    $   .23      $   .41    $   .48
                                               =======    =======      =======    =======
Average common shares outstanding -
    fully diluted...........................    16,553     16,909       16,669     16,984
                                               =======    =======      =======    =======
Cash dividends declared per common share....   $   .10    $   .08      $   .20    $   .16
                                               =======    =======      =======    =======

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                            1996           1995
- ----------------------------------------                            ----           ----
Cash Flows From Operating Activities:
Net income...................................................  $     6,773      $   8,130
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization..........................        2,716          2,523
      Amortization of mortgage servicing rights..............        4,279          3,465
      Net (gains) losses on sale of securities
         available-for-sale..................................         (428)            82
      Net gains on sale of mortgage servicing rights.........      (15,747)       (14,287)
      Net gains on sale of loans.............................       (2,390)          (867)
      Origination of mortgage loans held-for-sale............   (1,718,181)      (961,326)
      Proceeds from sales of mortgage loans held-for-sale....    1,764,724        798,454
      Increase in other assets...............................       (1,111)        (8,369)
      Increase in other liabilities..........................       16,469          8,250
      Other, net.............................................         (729)        (1,336)
                                                               -----------      ---------
        Total adjustments....................................       49,602       (173,411)
                                                               -----------      ---------
             Net cash provided by (used in) operating
                activities...................................       56,375       (165,281)
                                                               -----------      ---------

Cash Flows From Investing Activities:
Proceeds from sale of securities available-for-sale..........       71,492         49,777
Proceeds from maturities/prepayments of securities
    available-for-sale.......................................       16,084          6,257
Purchases of securities available-for-sale...................      (99,361)       (14,959)
Proceeds from maturities/prepayments of securities
    held-to-maturity.........................................           --         13,310
Proceeds from sale of loans..................................       75,598        156,034
Net increase in loans made to customers......................     (113,853)      (112,454)
Proceeds from sale of mortgage servicing rights..............       20,994         33,052
Additions to mortgage servicing rights.......................       (6,464)       (13,694)
                                                               -----------      ---------
             Net cash provided by (used in)
                investing activities.........................      (35,510)       117,323
                                                               -----------      ---------

Cash Flows From Financing Activities:
Net increase in deposits.....................................       19,476         79,331
Purchase of bank branch deposits.............................           --         20,497
Net decrease in short-term borrowings........................      (59,132)       (10,908)
Net increase (decrease) in short-term FHLB advances..........       19,000        (44,950)
Increase in long-term FHLB advances..........................        8,500         10,000
Increase in long-term debt...................................           --         15,702
Proceeds from issuance of senior debentures, net of
   issuance costs............................................       22,233             --
Payments on long-term debt...................................      (24,900)        (5,374)
Net proceeds from issuance of common shares..................          553            117
Repurchase of common shares..................................       (7,138)        (3,914)
Dividends paid...............................................       (3,121)        (2,706)
                                                               -----------      ---------
             Net cash provided by (used in) financing
                activities...................................      (24,529)        57,795
                                                               -----------      ---------

Net increase (decrease) in cash and cash equivalents.........       (3,664)         9,837
Cash and cash equivalents at beginning of period.............       39,641         23,297
                                                               -----------      ---------
Cash and cash equivalents at end of period...................  $    35,977      $  33,134
                                                               ===========      =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Republic Bancorp Inc.; two wholly-owned subsidiaries, Republic Bank and Republic Savings Bank ("Republic Savings"); and Market Street Mortgage Corporation ("Market Street"), of which the Company owns an 80% majority interest. Republic Bank operates a wholly-owned subsidiary, Republic Bancorp Mortgage Inc. ("Republic Mortgage"), and its division, Home Funding, Inc. Republic Bank also owns an 80% majority interest in CUB Funding Corporation ("CUB Funding") which operates two divisions, RSL Mortgage and Leader Financial. All material intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                                          1996         1995
- --------------                                          ----         ----
Cash paid during the period for:
      Interest........................................ $33,040     $30,785
      Income taxes.................................... $ 3,205     $ 3,900

Non-cash investing activities:
      Portfolio loan charge-offs...................... $   381     $   691
      Securitization of residential real
          estate portfolio loans into
          investment securities available-for-sale.... $25,000     $48,000

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $4.1 million for the quarter ended June 30, 1996, a 6% increase over the $3.9 million earned in the second quarter of 1995. Fully diluted earnings per share were $.25, an increase of 9% from $.23 in the second quarter of 1995. Return on equity was 13.56% and return on average assets was 1.13% for the second quarter of 1996, compared to 13.01% and 1.12%, respectively, a year ago.

For the six months ended June 30, 1996, the Company earned $7.2 million before extraordinary item, a decrease of $969,000 from $8.1 million reported in the comparable period of 1995. Fully diluted earnings per share before extraordinary item were $.43 for the first half of 1996, compared to $.48 reported for the same period in 1995. Return on equity was 11.53% and return on average assets was 1.00% for the first six months of 1996, compared to 13.66% and 1.17%, respectively, in 1995.


RESULTS OF OPERATIONS

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking segment.

During the second quarter of 1996, the Company closed $936 million in 1-4 family residential mortgage loans, an increase of 45% compared to $647 million closed during the second quarter of 1995. For the six months ended June 30, 1996 and 1995, residential mortgage loan closings totaled $1.8 billion and $1.0 billion, respectively. The increase in mortgage loan closings is primarily attributable to a lower interest rate environment and the acquisitions of RSL Mortgage and Leader Financial.

The increase in mortgage loan volumes resulted in an increase in mortgage banking income of $4.3 million, or 24%, for the second quarter of 1996 and $8.4 million, or 25%, for the six months ended June 30, 1996. The increase in mortgage banking income was primarily due to higher levels of origination fee income and increased gains on the sale of mortgages and mortgage servicing rights in 1996 compared to 1995. The following table presents a summary of income from mortgage banking activities:

                                      Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                       -----------------    ------------------
(In thousands)                           1996      1995       1996      1995
- --------------                           ----      ----       ----      ----
Net mortgage loan servicing fees...    $ 2,082   $ 2,456    $ 4,099   $ 5,187
Origination fee income.............      9,048     6,608     16,635    10,697
Gain on sale of mortgages..........      2,223     1,677      4,902     2,831
Gain on sale of servicing..........      8,586     6,907     15,747    14,287
                                       -------   -------    -------   -------
    Total mortgage banking income..    $21,939   $17,648    $41,383   $33,002
                                       =======   =======    =======   =======

At June 30, 1996 and 1995, the Company's mortgage loan servicing portfolio totaled $3.3 billion and $3.1 billion, respectively. Net mortgage loan servicing fees decreased for the quarter and first half of 1996, compared to the corresponding periods in 1995, due to a reduction in the average size of the mortgage loan servicing portfolio in 1996 and an increase in the amortization of mortgage servicing rights.

The majority of the Company's residential mortgage production in 1996 continues to be long-term fixed rate mortgages. Typically, the Company sells all of its long-term fixed rate mortgages and a significant portion of variable rate mortgages to the secondary market. Gains on the sale of such mortgages in the second quarter of 1996 totaled $2.2 million, an increase of 33% from the same period a year earlier. On a year-to-date basis, the Company recognized $4.9 million in gains on the sale of mortgages, representing a 73% increase over the prior year six-month period.

For the second quarter of 1996, the sale of purchased and originated mortgage servicing rights (PMSRs and OMSRs) on loans with principal balances of $1.1 billion resulted in gains totaling $8.6 million, an increase of $1.7 million, or 24%, from the $6.9 million earned a year earlier on the sale of PMSRs and OMSRs associated with $1.2 billion in mortgage loans. For the six months ended June 30, 1996 and 1995, the Company sold PMSRs and OMSRs on loans with principal balances of $1.9 billion and $2.9 billion, respectively, resulting in gains of $15.7 million and $14.3 million, respectively.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.

Net Interest Income
The following discussion should be read in conjunction with Tables I and II, which provide detailed analyses of the components impacting net interest income for the quarters and six months ended June 30, 1996 and 1995.

Net interest income, on a fully taxable equivalent (FTE) basis, was $9.1 million for the quarter ended June 30, 1996, an increase of $1.6 million, or 21%, from $7.5 million for the second quarter of 1995. The net interest margin
(FTE) for the second quarter was 2.82%, compared to 2.41% for the corresponding period in 1995.

Average earning assets increased $38 million, or 3%, to $1.29 billion in the second quarter of 1996 from $1.25 billion in the second quarter of 1995, primarily due to strong growth in mortgage loans held-for-sale. Average mortgage loans held-for-sale rose $200 million to $378 million for the quarter ended June 30, 1996 from $178 million a year earlier as mortgage loan production efforts were positively impacted by a declining interest rate environment. This growth was partially funded by declines in the average balances of investment securities and real estate mortgage loans of $102 million and $101 million, respectively. Average commercial loans increased $49 million, or 46%, to $156 million for the second quarter of 1996 from $107 million for the same period in 1995, reflecting management's efforts to expand the Company's commercial lending programs. Average installment loans rose $16 million, or 29%, to $70 million from $54 million a year ago, as home equity lending volumes improved. Improvement in the margin was partially the result of a 10 basis-point increase in the yield on average interest-earning assets to 7.57% from 7.47%. The primary reason for the increase in yield and interest income was a shift in the mix of earning assets toward balances with higher average rates, particularly mortgage loans held-for-sale, commercial loans and installment loans.

Average interest-bearing liabilities rose 2%, or $27 million, to $1.13 billion. This increase, mainly the result of a $38 million increase in average interest-bearing deposits, was partially offset by an $11 million decline in the average balance of relatively more expensive short and long-term borrowings. Average long-term debt declined $13 million, principally due to repayments of term loan agreements during the second half of 1995 and the first quarter of 1996. Average warehousing lines of credit decreased $55 million due to the Company's elimination of the warehousing lines of credit at the mortgage companies. All of the Company's mortgage loan originations are now funded with deposits, Federal Home Loan Bank (FHLB) advances and short-term borrowings from Republic Bank and Republic Savings Bank. As a result, average FHLB borrowings increased $76 million in the second quarter of 1996, compared to the same period in 1995. The net interest margin benefited from a 32 basis-point



Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                      Three Months Ended                   Three Months Ended
                                                        June 30, 1996                        June 30, 1995
                                              ---------------------------------    ---------------------------------
                                               Average                 Average      Average                  Average
(Dollars in thousands)                        Balance(1)    Interest     Rate      Balance(1)    Interest      Rate
- ----------------------                        ----------    --------   -------     ----------    --------    -------

Assets:
Money market investments.................     $    3,176    $    42     5.29%     $   26,555     $   369      5.56%
Mortgage loans held for sale.............        377,986      7,163     7.58         178,162       3,742      8.40
Securities...............................        320,663      5,063     6.32         422,901       6,511      6.16
Commercial loans.........................        155,738      3,597     9.24         106,749       2,625      9.84
Real estate mortgage loans...............        363,834      6,807     7.48         464,570       8,736      7.52
Installment loans........................         69,542      1,755    10.09          53,807       1,426     10.60
                                              ----------    -------    -----      ----------     -------     -----
   Loans, net of unearned income.........        589,114     12,161     8.25         625,126      12,787      8.18
                                              ----------    -------    -----      ----------     -------     -----
      Total interest earning assets......      1,290,939     24,427     7.57       1,252,744      23,409      7.47
Allowance for loan losses................         (4,903)                             (5,401)
Cash and due from banks..................         27,583                              23,992
Other assets.............................        156,972                             130,114
                                              ----------                          ----------
      Total assets.......................     $1,470,591                          $1,401,449
                                              ==========                          ==========


Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........     $   59,042        347     2.35      $   63,682         399      2.51
Savings deposits.........................        212,893      2,164     4.07         175,442       1,656      3.78
Time deposits............................        526,808      7,720     5.86         521,799       7,768      5.95
                                              ----------    -------     ----      ----------     -------     -----
   Total interest-bearing deposits.......        798,743     10,231     5.12         760,923       9,823      5.16
Warehousing lines of credit..............          4,056         60     5.92          58,692       1,055      7.19
Other short-term borrowings..............        185,920      2,784     5.99         206,072       3,265      6.34
FHLB advances............................         94,602      1,372     5.80          18,233         280      6.14
Long-term debt...........................         49,359        892     7.23          62,226       1,450      9.32
                                              ----------    -------     ----      ----------     -------     -----
     Total interest-bearing liabilities..      1,132,680     15,339     5.42       1,106,146      15,873      5.74
                                                            -------     ----                     -------     -----
Noninterest-bearing deposits.............        131,857                             130,351
Other liabilities........................         83,733                              44,273
                                              ----------                          ----------
     Total liabilities...................      1,348,270                           1,280,770
Shareholders' equity.....................        122,321                             120,679
                                              ----------                          ----------
     Total liabilities and shareholders'
        equity...........................     $1,470,591                          $1,401,449
                                              ==========                          ==========

Net interest income/Rate spread (FTE)....                   $ 9,088     2.15%                    $ 7,536      1.73%
                                                            =======     ====                     =======      =====
Net interest margin......................                               2.82%                                 2.41%
                                                                        ====                                  =====
                                                                                                 Net Inc
   Increase (decrease) due to change in:        Volume(2)               Rate(2)                   (Dec)
   -------------------------------------        ---------               ----                     -------
   Interest income:
   Money market investments..............       $  (310)               $ (17)                    $  (327)
   Mortgage loans held for sale..........         3,819                 (398)                      3,421
   Securities............................        (1,613)                 165                      (1,448)
   Commercial loans......................         1,141                 (169)                        972
   Real estate mortgage loans............        (1,883)                 (46)                     (1,929)
   Installment loans.....................           400                  (71)                        329
                                                -------                -----                     -------
     Loans, net of unearned income.......          (342)                (286)                       (628)
                                                -------                -----                     -------
        Total interest income............         1,554                 (536)                      1,018

   Interest expense:
   Interest-bearing demand deposits......           (28)                 (24)                        (52)
   Savings deposits......................           374                  134                         508
   Time deposits.........................            73                 (121)                        (48)
                                                -------                -----                     -------
     Total interest-bearing deposits.....           419                  (11)                        408
   Warehousing lines of credit...........          (836)                (159)                       (995)
   Other short-term borrowings...........          (307)                (174)                       (481)
   FHLB advances.........................         1,108                  (16)                      1,092
   Long-term debt........................          (268)                (290)                       (558)
                                                -------                -----                     -------
        Total interest expense...........           116                 (650)                       (534)
                                                -------                -----                     -------
   Net interest income...................       $ 1,438                $ 114                     $ 1,552
                                                =======                =====                     =======

(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                       Six Months Ended                    Six Months Ended
                                                        June 30, 1996                        June 30, 1995
                                               -------------------------------     ---------------------------------

                                                Average                Average      Average                  Average
(Dollars in thousands)                         Balance(1)   Interest     Rate       Balance(1)    Interest    Rate
- ----------------------                         ----------   --------   -------     ----------     --------   ------
Assets:
Money market investments.................     $   11,538    $   310     5.37%      $   16,680     $   471     5.65%
Mortgage loans held for sale.............        374,376      4,096     7.53          150,133       6,337     8.44
Securities...............................        317,725     10,041     6.32          438,399      13,400     6.11
Commercial loans.........................        148,476      6,983     9.41          103,928       5,098     9.81
Real estate mortgage loans...............        369,354     13,939     7.55          476,638      17,933     7.52
Installment loans........................         67,911      3,378     9.95           52,254       2,710    10.37
                                              ----------    -------     ----       ----------     -------    -----
   Loans, net of unearned income.........        585,741     24,300     8.30          632,820      25,741     8.14
                                              ----------    -------     ----       ----------     -------    -----
      Total interest earning assets......      1,289,380     48,747     7.56        1,238,032      45,949     7.42
Allowance for loan losses................         (4,926)                              (5,489)
Cash and due from banks..................         25,038                               24,915
Other assets.............................        140,164                              131,358
                                              ----------                           ----------
      Total assets.......................     $1,449,656                           $1,388,816
                                              ==========                           ==========

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........     $   59,622        698     2.34       $   65,880         834     2.53
Savings deposits.........................        204,338      4,037     3.95          179,114       3,355     3.75
Time deposits............................        537,011     15,935     5.93          502,026      14,173     5.65
                                              ----------    --------    ----       ----------     -------    -----
   Total interest-bearing deposits.......        800,971     20,670     5.16          747,020      18,362     4.92
Warehousing lines of credit..............         45,834      1,561     6.81           47,739       1,787     7.49
Other short-term borrowings..............        154,114      4,590     5.96          222,450       6,966     6.26
FHLB advances............................         90,360      2,618     5.79           27,759         866     6.24
Long-term debt...........................         52,423      1,961     7.48           59,504       2,656     8.93
                                              ----------    -------    -----       ----------     -------    -----
      Total interest-bearing
         liabilities.....................      1,143,702     31,400     5.49        1,104,472      30,637     5.55
                                                            -------     ----                      -------    -----
Noninterest-bearing deposits.............        127,941                              122,780
Other liabilities........................         53,744                               42,565
                                              ----------                           ----------
      Total liabilities..................      1,325,387                            1,269,817
Shareholders' equity.....................        124,269                              118,999
                                              ----------                           ----------
      Total liabilities and shareholders'
          equity.........................     $1,449,656                           $1,388,816
                                              ==========                           ==========

Net interest income/Rate spread (FTE)....                   $17,347     2.07%                     $15,312     1.87%
                                                            =======     ====                      =======    =====
Net interest margin......................                               2.69%                                 2.47%
                                                                        ====                                 =====


    Increase (decrease) due to change in:                                                          Net Inc
                                                Volume(2)            Rate(2)                        (Dec)
    -------------------------------------       ---------            -------                       -------
    Interest income:
    Money market investments..............      $  (139)              $ (22)                      $  (161)
    Mortgage loans held for sale..........        8,511                (752)                        7,759
    Securities............................       (3,805)                446                        (3,359)
    Commercial loans......................        2,101                (216)                        1,885
    Real estate mortgage loans............       (4,065)                 71                        (3,994)
    Installment loans.....................          782                (114)                          668
                                                -------               -----                       -------

      Loans, net of unearned income.......       (1,182)               (259)                       (1,441)
                                                -------               -----                       -------
         Total interest income............        3,385                (587)                        2,798

    Interest expense:
    Interest-bearing demand deposits......          (76)                (60)                         (136)
    Savings deposits......................          495                 187                           682
    Time deposits.........................        1,030                 732                         1,762
                                                -------               -----                       -------
      Total interest-bearing deposits.....        1,448                 860                         2,308
    Warehousing lines of credit...........          (69)               (157)                         (226)
    Other short-term borrowings...........       (2,055)               (321)                       (2,376)
    FHLB advances.........................        1,819                 (67)                        1,752
    Long-term debt........................         (294)               (401)                         (695)
                                                -------               -----                       -------
         Total interest expense...........          849                 (86)                          763
                                                -------               -----                       -------
    Net interest income...................      $ 2,536               $(501)                      $ 2,035
                                                =======               =====                       =======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

decrease in the cost of funds associated with interest-bearing liabilities to 5.42% from 5.74%. This decline in the cost of funds was the result of a higher mix of savings deposits as a percentage of total interest-bearing deposits, the Company's elimination of external warehousing lines of credit to fund mortgage loan originations, and the first quarter 1996 refinancing of the Company's $17.25 million 9% Subordinated Notes with 6.87% Senior Debentures.

For the six months ended June 30, 1996, net interest income (FTE) totaled $17.3 million, an increase of $2.0 million, or 13%, from $15.3 million earned for the comparable period in 1995. This increase resulted primarily from growth in mortgage loans held-for-sale and commercial loans, as well as improvement in the net interest margin. The net interest margin for the first six months of 1996 was 2.69%, compared to 2.47% for the same period a year ago.

Average earning assets increased $51 million, or 4%, to $1.29 billion for the six months ended June 30, 1996, from $1.24 billion for the same period in 1995, led by strong growth in average mortgage loans held-for-sale, commercial loans and installment loans. Average mortgage loans held-for-sale were $374 million for the first six months of 1996, an increase of $224 million compared to $150 million for the comparable period in 1995. Average commercial loans increased over $44 million, or 43%, to $148 million from $104 million a year ago. Average installment loans rose $16 million, or 30%, to $68 million from $52 million for the first half of 1995. Growth in the average balances of these loan categories was partially funded by declines in average investment securities and real estate mortgage loans of $121 million and $107 million, respectively. Positively impacting the net interest margin was a 14 basis-point increase in the yield on average earning assets as the mix shifted toward higher-yielding mortgage loans held-for-sale, commercial loans and installment loans.

For the six-month period ended June 30, 1996, average interest-bearing liabilities rose $39 million, or 4%, to $1.14 billion, compared to $1.10 billion for the comparable period a year earlier. This increase, resulting primarily from rising average balances in interest-bearing deposits and FHLB advances of $54 million and $63 million, respectively, was partially offset by declines in average warehousing lines of credit, other short-term borrowings and long-term debt totaling $77 million. A decline in the cost of funds by 6 basis points contributed to an increase in the net interest margin for the first six months of 1996. The cost of funds decreased mainly because of the first quarter 1996 elimination of external warehousing lines of credit and refinancing of 9% Subordinated Notes with 6.87% Senior Debentures.

Non-Interest Expense
Non-interest expense was $25.3 million for the three months ended June 30, 1996, compared to $20.0 million for the same period in 1995. For the first six months of 1996, non-interest expense was $49.5 million, compared to $37.1 million for the first half of 1995. Salaries and employee benefits and mortgage loan commissions represent the largest components of non-interest expense. Salaries and benefits expense rose $2.8 million to $9.7 million for the second quarter of 1996 and $5.9 million to $19.9 million for the first half of 1996, primarily reflecting the acquisitions of RSL Mortgage and Leader Financial as well as additional support staff necessary for higher loan origination volumes. Mortgage loan commissions increased $1.7 million to $6.2 million for the second quarter of 1996 and $4.8 million to $11.8 million for the first six months of 1996, as a result of higher levels of mortgage loan originations.

BALANCE SHEET ANALYSIS

ASSETS
Total assets at June 30, 1996 decreased $4 million to $1.468 billion from $1.472 billion at December 31, 1995, as increases in investment securities and portfolio loans totaling $49 million were offset by decreases in mortgage loans held-for sale and capitalized mortgage servicing rights totaling $54 million.

Securities
The Company's securities available-for-sale portfolio serves as a source of liquidity and earnings with relatively minimal principal risk. The portfolio is comprised primarily of U.S. Treasury securities, U.S. Government agency obligations and obligations collateralized by U.S. Government agencies, primarily in the form of mortgage-backed securities and collateralized mortgage obligations. The maturity structure of the portfolio is generally short-term, with current expected maturities ranging from less than one year to 4.2 years or indexed to adjustable rates. At June 30, 1996, the securities portfolio constituted 22.2% of total assets, compared to 21.6% at December 31, 1995. The securities available-for-sale balance remained relatively stable from December 31, 1995 to June 30, 1996, increasing just 2%, or $8 million.

The following table details the composition, amortized cost and fair value of the Company's available-for-sale securities portfolio at June 30, 1996:

                                                           Available-for-Sale Securities
                                                   ---------------------------------------------
                                                   Amortized  Unrealized   Unrealized     Fair
(In thousands)                                       Cost        Gains       Losses       Value
- --------------                                     ---------  ----------   ----------     -----

Debt Securities:
   U.S. Treasury securities.....................   $ 12,345      $ --      $  (216)     $ 12,129
   U.S. Government agency obligations...........     64,041       115         (567)       63,589
   Mortgage-backed securities...................    107,930       177       (1,921)      106,186
   Collateralized mortgage obligations..........     91,595        12       (2,133)       89,474
   Municipal and other securities...............     35,908         9       (1,114)       34,803
                                                   --------      ----      --------     --------
      Total Debt Securities.....................    311,819       313       (5,951)      306,181
Equity securities...............................     19,816        --         (762)       19,054
                                                   --------      ----      --------     --------
      Total Securities Available-for-Sale.......   $331,635      $313      $(6,713)     $325,235
                                                   ========      ====      ========     ========

Gross realized gains and losses on sales of available-for-sale securities were zero and $7,000, respectively, for the quarter ended June 30, 1996, and $437,000 and $9,000, respectively, for the six months ended June 30, 1996.

Certain securities having a carrying value of approximately $187.3 million and $164.3 million at June 30, 1996 and December 31, 1995, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank (FHLB) advances, and other deposits as required by law.

Mortgage Loans Held-for-Sale and Portfolio Loans
Mortgage loans held-for-sale totaled $376.8 million at June 30, 1996, a decrease of $47 million, or 11%, from December 31, 1995. Total portfolio loans rose $41 million, or 7%, during the same period, principally due to a $31 million increase in commercial loans.

During the second quarter of 1996, the Company closed $5.5 million of SBA loans, an increase of 47% from the $3.7 million closed in the second quarter of 1995. For the first half of 1996, SBA loan closings were $10.8 million, compared to $9.8 million for the same period in 1995. During the first six months of 1996 and 1995, $5.8 million and $4.2 million, respectively, of SBA loans were sold, resulting in gains of $475,000 and $599,000, respectively.

Credit Quality
The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of June 30, 1996, these loans comprised 83.9% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less. The substantial majority of the Company's loans are conventional mortgage loans which are secured by residential properties and comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans are secured by real estate and are generally made to small and medium-sized businesses. These loans are generally made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings and are adjusted periodically. Management's emphasis on real estate-secured lending with lower loan-to-value ratios is reflected in the Company's historically low net charge-off ratio percentages.

The following table provides further information regarding the Company's loan portfolio:


                                        June 30, 1996       December 31, 1995
                                      ------------------    ------------------
(Dollars in thousands)                 Amount    Percent    Amount     Percent
- ----------------------                 ------    -------    ------     -------
Commercial loans:
      Secured by real estate........  $134,413    21.7%    $108,108     18.7%
      Other (generally secured).....    28,565     4.6       24,325      4.2
                                      --------   -----     --------    -----
           Total commercial loans...   162,978    26.3      132,433     22.9
Residential real estate mortgages...   385,295    62.2      381,803     66.0
Installment loans...................    71,079    11.5       63,876     11.1
                                      --------   -----     --------    -----
           Total portfolio loans....  $619,352   100.0%    $578,112    100.0%
                                      ========   =====     ========    =====


Non-performing Assets
Loans held in the portfolio are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (OREO) until such time as it is sold.

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                               June 30,    Dec. 31,   June 30,
(Dollars in thousands)                           1996        1995      1995
- ---------------------                          --------    --------   --------
Non-performing Assets:
   Non-accrual loans:
      Commercial..............................  $1,824     $  500     $1,137
      Residential real estate mortgages.......   1,686        661        984
      Installment.............................     157        131        100
                                                ------     ------     ------
        Total non-accrual loans...............   3,667      1,292      2,221
   Restructured loans.........................     ---        688        794
                                                ------     ------     ------
        Total non-performing loans............   3,667      1,980      3,015
   Other real estate owned....................     637        980      1,121
                                                ------     ------     ------
        Total non-performing assets...........  $4,304     $2,960     $4,136
                                                ======     ======     ======

Loans past due 90 days or more and still
 accruing interest:
   Commercial.................................  $  327     $  209         --
   Residential real estate mortgages..........     706         42         --
   Installment................................      44         94     $   40
                                                ------     ------     ------
        Total loans past due 90 days or more..  $1,077     $  345     $   40
                                                ======     ======     ======

Non-performing assets as a percentage of:
      Total portfolio loans and OREO (1).......     .69%       .51%       .72%
      Total loans and OREO (2).................     .43%       .30%       .47%
      Total assets.............................     .29%       .20%       .29%

(1)  Excluding mortgage loans held for sale.
(2)  Including mortgage loans held for sale.

At June 30, 1996, approximately $6.0 million, or .97% of total portfolio loans were 30-89 days delinquent.

Allowance for Loan Losses
Management is responsible for maintaining an adequate allowance for estimated loan losses. The appropriate level of the allowance for estimated loan losses is determined by systematically reviewing the loan portfolio quality, analyzing economic changes, consulting with regulatory agencies and reviewing historical loan loss experience. Actual net losses are charged against the allowance. If actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be significantly and adversely affected.

In management's opinion, the allowance for loan losses is adequate to meet potential losses in the loan portfolio that can be reasonably anticipated based on current conditions. It must be understood, however, that there are inherent risks and uncertainties related to the operation of a financial institution. By necessity, the Company's financial statements are dependent upon estimates, appraisals and evaluations of loans. Therefore, the possibility exists that abrupt changes in such estimates, appraisals and evaluations might be required due to changes in economic conditions and/or the economic prospects of borrowers.

The following table provides an analysis of the allowance for loan losses:

                                                    Six Months Ended
                                                        June 30,
                                                   -----------------
(Dollars in thousands)                              1996        1995
                                                    ----        ----
Allowance for loan losses:
Balance at January 1...........................    $5,002     $5,544
   Loans charged off...........................      (381)      (691)
   Recoveries of loans
      previously charged off...................        65        191
                                                   ------     ------
      Net charge-off...........................      (316)      (500)
   Provision charged to expense................       110         24
                                                   ------     ------
Balance at June 30.............................    $4,796     $5,068
                                                   ======     ======

Net charge-offs as a percentage of
      average portfolio loans
      outstanding.............................        .11%       .16%
Allowance for loan losses as a percentage
      of total portfolio loans
      outstanding at period-end...............        .77        .88
Allowance for loan losses as a percentage
      of non-performing loans.................     130.80     168.09

Off-Balance Sheet Instruments
At June 30, 1996 the Company had commitments to fund residential real estate loan applications with agreed-upon rates of $267.9 million. To offset the interest-rate risk associated with these commitments, as well as mortgage loans held-for-sale, the Company entered into firm commitments to sell forward
$584.2 million of residential mortgage loans to various third parties, of which $376.8 million related to the balances of mortgage loans held-for-sale at June 30, 1996. These outstanding forward commitments to sell mortgage loans, which are expected to settle in the third quarter of 1996, are not expected to produce any material gains or losses. Included in the residential real estate loan applications with agreed-upon rates are $32.9 million of loans expected to be placed in the residential loan portfolio.

LIABILITIES
Total liabilities of $1.35 billion at June 30, 1996 were consistent with the December 31, 1995 balance as increases in deposits and other liabilities totaling $36 million were largely offset by a $34 million decrease in short-term and long-term borrowings.

Deposits
Total deposits were $924.2 million at June 30, 1996, an increase of $19.5 million, or 2%, from $904.7 million at December 31, 1995. Noninterest-bearing deposits rose $13.1 million, or 10%, from $126.4 million at December 31, 1995, to $139.5 million at June 30, 1996, primarily due to an increase in mortgage escrow balances of $14.5 million. Interest-bearing deposits increased to $784.7 million at June 30, 1996 from $778.3 million at December 31, 1995.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 1996 and the year ended December 31, 1995, were as follows:

                                                      June 30, 1996                December 31, 1995
                                               ---------------------------   ---------------------------
                                                Ending    Average  Average    Ending    Average  Average
(Dollars in thousands)                          Balance   Balance   Rate      Balance   Balance   Rate
- ----------------------                         --------  --------  -------   --------  --------  -------
Federal funds purchased.....................   $ 33,000  $ 25,168   5.67%    $ 16,000  $  9,427   5.65%
Securities sold under agreements
   to repurchase............................    171,216   125,389   5.66      118,237   158,999   6.21
                                               --------                      --------
      Total federal funds purchased and
        securities sold under agreements
        to repurchase.......................   $204,216                      $134,237
                                               ========                      ========

Other short-term borrowings:
   Revolving repurchase agreements..........         --     7,024   6.67     $ 27,797    25,900   6.93
   Warehousing lines of credit..............         --    38,810   6.81       88,779    63,300   7.28
   Mortgage servicing acquisition
      line of credit........................         --     1,333   8.14        4,000     3,714   8.60
   Revolving credit agreement...............         --     2,121   7.99        8,125    10,200   8.54
   Short-term portion of long-term
      debt..................................   $    103       103   6.99          513       513   8.25
                                               --------                      --------
      Total other short-term borrowings        $    103                      $129,214
                                               ========                      ========

FHLB Advances
Republic Bank and Republic Savings routinely borrow short-term and long-term advances from the FHLB to provide liquidity for mortgage loan originations and match fund certain fixed-rate commercial and mortgage loans. These advances are generally secured by first mortgage loans or securities equal to at least 150% of the advances under a blanket security agreement. FHLB borrowings outstanding as of the periods indicated were as follows:

                                   June 30, 1996         December 31, 1995
                                  -----------------      -----------------
                                  Ending    Average      Ending    Average
(Dollars in thousands)            Balance    Rate        Balance    Rate
- ----------------------            -----------------      -----------------
Short-term  FHLB advances.....    $ 63,500    5.65%      $44,500    5.73%
Long-term FHLB advances.......      44,500    6.11        36,000    6.22
                                  --------                ------
      Total...................    $108,000               $80,500
                                  ========                ======

The long-term FHLB advances have maturities ranging from July 1997 to February 2001.

Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:

                                                      June 30,   December 31,
(Dollars in thousands)                                  1996        1995
- ----------------------                                --------   ------------
7.17% Senior Debentures due 2001..................    $25,000       $25,000
6.75% Senior Debentures due 2001..................      9,000            --
6.95% Senior Debentures due 2003..................     13,500            --
9.00% Subordinated Notes due 2003.................         --        17,250
6.99% Mortgage Loan due 2000......................      1,761         1,796
Note payable under term loan agreement @ prime
   (8.50% at 12/31/95) plus 1.00% due 2000........         --         7,882
                                                      -------       -------
        Total long-term debt......................    $49,261       $51,928
                                                      =======       =======

Capital
Shareholders' equity at June 30, 1996 was $120.1 million, compared with $126.4 million at December 31, 1995. The decrease of $6.3 million during the first half of 1996 was primarily due to the repurchase of 625,700 shares of the Company's common stock under the previously announced stock repurchase program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At June 30, 1996, the Company's capital ratios were as follows:

                                                  June 30,    December 31,
                                                    1996          1995
                                                  --------    ------------
Tier 1 risk-based capital (minimum - 4.00%)....    14.58%        15.72%
Total risk-based capital (minimum - 8.00%).....    15.18         18.63
Tier 1 leverage (minimum - 3.00%)..............     8.00          8.31

The total risk-based capital ratio declined from year-end 1995 due to the Company's first quarter 1996 redemption of $17.25 million of 9.00% Subordinated Notes, which qualified as Tier 2 capital. As of June 30, 1996, total risk-based capital was $121.8 million, an excess of $58.6 million over the minimum guidelines prescribed by regulatory agencies.

The Company is committed to maintaining a strong capital position. As of June 30, 1996, the Total risk-based capital and Tier 1 risk-based capital ratios for Republic Bank and Republic Savings exceeded the minimum regulatory requirements. In management's opinion, the Company and its subsidiaries' capital structure is adequate, and the Company does not anticipate any difficulty in meeting these requirements on an ongoing basis.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and its subsidiaries are parties to certain ordinary routine litigation in the normal course of business. In the opinion of management, liabilities arising from such litigation would not have a material effect on the Company's consolidated financial statements.

Item 2. Changes in Securities

        In May 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share on common stock, payable on July 5, 1996 to shareholders of record on June 7, 1996.

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits
             11.  Statement Re: Computation of Per Share Earnings
             27.  Financial Data Schedule

        (b)  Reports on Form 8-K
             None.

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




                                          REPUBLIC BANCORP INC.
                                          ---------------------
                                              (Registrant)


Date:  August 14, 1996                 BY: /s/ Thomas F. Menacher
                                          ------------------------------------
                                          Thomas F. Menacher
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)