Form 10-Q
period 1996-09-30
REPUBLIC BANCORP INC
filed 1996-11-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1996       Commission File Number 0-15734


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

                       YES __ X __          NO _______




        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 1996:

Common Stock, $5 Par Value ................................ 15,677,866 Shares

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 1996
               and December 31, 1995 .................................  3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 1996 and 1995...............  4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1996 and 1995...............  5

               Notes to Consolidated Financial Statements.............  6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition..........  7 - 18


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings...................................... 19

     Item 2.   Changes in Securities.................................. 19

     Item 6.   Exhibits and Reports on Form 8-K....................... 19

SIGNATURE      ....................................................... 20

EXHIBITS.............................................................. 21 - 22

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                  September 30,      December 31,
(Dollars in thousands)                                                1996              1995
-------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .....................................    $    36,611     $    39,831
Mortgage loans held-for-sale ..................................        318,034         423,364
Securities available-for-sale (amortized cost of
  $278,534 and $319,865, respectively) ........................        272,498         317,579
Loans .........................................................        715,215         578,112
  Less allowance for loan losses ..............................         (4,651)         (5,002)
                                                                   -----------     -----------
Net loans .....................................................        710,564         573,110
                                                                   -----------     -----------
Premises and equipment, net of depreciation ...................         14,256          14,724
Mortgage servicing rights .....................................         44,019          58,265
Other assets ..................................................         49,318          45,817
                                                                   -----------     -----------
    Total assets ..............................................    $ 1,445,300     $ 1,472,690
                                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing .........................................    $   121,983     $   126,427
  Interest-bearing ............................................        847,050         778,302
                                                                   -----------     -----------
    Total deposits ............................................        969,033         904,729
Federal funds purchased and securities sold under
  agreements to repurchase ....................................        130,339         134,237
Other short-term borrowings ...................................             --         128,701
FHLB advances .................................................        118,500          80,500
Accrued expenses and other liabilities ........................         57,414          44,806
Long-term debt ................................................         49,317          52,441
                                                                   -----------     -----------
    Total liabilities .........................................      1,324,603       1,345,414
                                                                   -----------     -----------
Minority interest .............................................          1,238             900
                                                                   -----------     -----------

Shareholders' Equity:
Preferred stock, $25 stated value:
  5,000,000 shares authorized, none issued and
  outstanding .................................................             --              --
Common stock, $5 par value, 20,000,000 shares
  authorized; 15,669,618 and 16,477,981 shares
  issued and outstanding, respectively ........................         78,348          82,390
Capital surplus ...............................................         37,150          43,177
Market value adjustment on securities available-for-sale, net .         (3,924)         (1,363)
Retained earnings .............................................          7,885           2,172
                                                                   -----------     -----------
    Total shareholders' equity ................................        119,459         126,376
                                                                   -----------     -----------
    Total liabilities and shareholders' equity ................    $ 1,445,300     $ 1,472,690
                                                                   ===========     ===========

See notes to consolidated financial statements.

                                      3

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
(In thousands, except per share data)                          1996        1995        1996         1995
----------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees ...................................    $ 20,738    $ 19,006    $ 59,134     $ 51,084
Investment securities ...................................       4,870       5,602      14,852       19,473
                                                             --------    --------    --------     --------
      Total interest income .............................      25,608      24,608      73,986       70,557
                                                             --------    --------    --------     --------

Interest Expense:
Demand deposits .........................................         338         371       1,036        1,205
Savings and time deposits ...............................      10,043       9,896      30,015       27,424
Short-term borrowings ...................................       2,797       5,036       8,948       13,789
FHLB advances ...........................................       1,593         545       4,211        1,411
Long-term debt ..........................................         888       1,389       2,849        4,045
                                                             --------    --------    --------     --------
      Total interest expense ............................      15,659      17,237      47,059       47,874
                                                             --------    --------    --------     --------
Net interest income .....................................       9,949       7,371      26,927       22,683
Provision for loan losses ...............................          90          --         200           24
                                                             --------    --------    --------     --------
Net interest income after provision for loan losses .....       9,859       7,371      26,727       22,659
                                                             --------    --------    --------     --------

Noninterest Income:
Service charges .........................................         296         344         902          969
Mortgage banking ........................................      22,225      19,295      63,608       52,297
Gains on sale of securities .............................         314       1,136         742        1,054
Gains on sale of SBA loans ..............................         290         204         765          803
Other ...................................................         450         231         986          770
                                                             --------    --------    --------     --------
      Total noninterest income ..........................      23,575      21,210      67,003       55,893
                                                             --------    --------    --------     --------

Noninterest Expense:
Salaries and employee benefits ..........................      11,386       8,703      31,238       22,645
Mortgage loan commissions ...............................       6,211       5,079      17,964       12,001
Occupancy expense of premises ...........................       1,600       1,332       4,536        3,878
Equipment expense .......................................       1,187       1,139       3,502        3,238
Other operating expense .................................       5,591       5,871      18,010       16,911
Minority interest .......................................         216          91         409          619
SAIF assessment fee .....................................       1,500          --       1,500           --
                                                             --------    --------    --------     --------
      Total noninterest expense .........................      27,691      22,215      77,159       59,292
                                                             --------    --------    --------     --------
Income before income taxes and extraordinary item .......       5,743       6,366      16,571       19,260
Provision for income taxes ..............................       1,989       2,252       5,656        7,016
                                                             --------    --------    --------     --------
Income before extraordinary item ........................       3,754       4,114      10,915       12,244
Extraordinary item (early redemption of debt, net of tax)          --          --        (388)          --
                                                             --------    --------    --------     --------
Net Income ..............................................    $  3,754    $  4,114    $ 10,527     $ 12,244
                                                             ========    ========    ========     ========

Income per common share before extraordinary item .......    $    .23    $    .24    $    .66     $    .72
Extraordinary item ......................................          --          --        (.02)          --
                                                             --------    --------    --------     --------
Net income per common share - primary and fully diluted .    $    .23    $    .24    $    .64     $    .72
                                                             ========    ========    ========     ========
Average common shares outstanding - fully diluted .......      16,220      17,001      16,518       16,990
                                                             ========    ========    ========     ========
Cash dividends declared per common share ................    $    .10    $    .09    $    .30     $    .27
                                                             ========    ========    ========     ========

See notes to consolidated financial statements.

                                      4

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30  (In thousands)                                 1996            1995
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income ............................................................    $    10,527     $    12,244
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .....................................          4,041           4,032
    Amortization of mortgage servicing rights .........................          5,992           5,265
    Net gains on sale of securities available-for-sale ................           (770)         (1,054)
    Net gains on sale of mortgage servicing rights ....................        (24,106)        (20,438)
    Net gains on sale of loans ........................................         (3,300)         (1,694)
    Origination of mortgage loans held-for-sale .......................     (2,549,233)     (1,752,335)
    Proceeds from sales of mortgage loans held-for-sale ...............      2,654,563       1,397,335
    (Increase) decrease in other assets ...............................            917          (7,315)
    Increase in other liabilities .....................................         12,608           8,288
    Other, net ........................................................         (1,703)         (2,758)
                                                                           -----------     -----------
      Total adjustments ...............................................         99,009        (370,674)
                                                                           -----------     -----------
         Net cash provided by (used in) operating activities ..........        109,536        (358,430)
                                                                           -----------     -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available-for-sale ...................        125,325         194,336
Proceeds from maturities/prepayments of securities available-for-sale .         31,256          60,900
Purchases of securities available-for-sale ............................       (115,115)       (117,152)
Proceeds from maturities/prepayments of securities held-to-maturity ...             --          11,691
Proceeds from sale of loans ...........................................        107,655         195,101
Net increase in loans made to customers ...............................       (240,308)       (146,689)
Proceeds from sale of mortgage servicing rights .......................         36,106          42,678
Additions to mortgage servicing rights ................................         (9,490)        (25,446)
                                                                           -----------     -----------
         Net cash provided by (used in) investing activities ..........        (64,571)        215,419
                                                                           -----------     -----------

Cash Flows From Financing Activities:
Net increase in deposits ..............................................         64,304          64,542
Purchase of bank branch deposits ......................................             --          20,497
Net increase (decrease) in short-term borrowings ......................       (132,600)         84,287
Net increase (decrease) in short-term FHLB advances ...................         24,500         (29,950)
Increase in long-term FHLB advances ...................................         13,500           6,000
Increase in long-term debt ............................................             --          24,604
Proceeds from issuance of senior debentures, net of issuance costs ....         22,233              --
Payments on long-term debt ............................................        (25,625)        (16,115)
Net proceeds from issuance of common shares ...........................            606           1,068
Repurchase of common shares ...........................................        (10,376)         (3,821)
Dividends paid ........................................................         (4,727)         (4,047)
                                                                           -----------     -----------
         Net cash provided by (used in) financing activities ..........        (48,185)        147,065
                                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents ..................         (3,220)          4,054
Cash and cash equivalents at beginning of period ......................         39,831          23,678
                                                                           -----------     -----------
Cash and cash equivalents at end of period ............................    $    36,611     $    27,732
                                                                           ===========     ===========

See notes to consolidated financial statements.

                                      5

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

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Republic Bancorp Inc.; two wholly-owned subsidiaries, Republic Bank and Republic Savings Bank ("Republic Savings"); and Market Street Mortgage Corporation ("Market Street"), of which the Company owns an 80% majority interest. Republic Bank operates a wholly-owned subsidiary, Republic Bancorp Mortgage Inc. ("Republic Mortgage"), and its divisions, Home Funding, Inc. and Unlimited Mortgage Services. Republic Bank also owns an 80% majority interest in CUB Funding Corporation ("CUB Funding") which operates two divisions, RSL Mortgage and Leader Financial. All material intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                                                         1996       1995
                                                                       ----       ----
Cash paid during the period for:
    Interest .....................................................    $47,032    $45,675
    Income taxes .................................................    $ 7,676    $ 6,105

Non-cash investing activities:
    Portfolio loan charge-offs ...................................    $   643    $   731
    Securitization of residential real estate portfolio loans into
        investment securities available-for-sale .................    $38,802    $72,000

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $3.8 million for the quarter ended September 30, 1996, compared to $4.1 million earned in the third quarter of 1995. Included in the third quarter 1996 results was a one-time assessment of $975,000, or $.06 per share, after taxes, mandated by federal law for the recapitalization of the Savings Association Insurance Fund (SAIF). Excluding this one-time charge, net income for the quarter was $4.7 million, a 15% increase over the corresponding period in 1995. Fully diluted earnings per share were $.29, excluding the effect of the SAIF assessment, compared to $.24 in the third quarter of 1995. Excluding the SAIF assessment, return on average shareholders' equity was 15.55% and return on average assets was 1.29% for the third quarter of 1996, compared to 13.35% and 1.14%, respectively, for the comparable period in 1995.

For the nine months ended September 30, 1996, net income was $10.5 million, compared to $12.2 million reported for the same period in 1995. Excluding the extraordinary item for the early redemption of the Company's $17.25 million Subordinated Notes in the first quarter of 1996 and the previously discussed SAIF assessment, the Company earned $11.9 million for the nine months ended September 30, 1996. Fully diluted earnings per share before the extraordinary item and SAIF assessment were $.72 for the nine months ended September 30, 1996, compared to $.72 reported for the same period in 1995. Return on average shareholders' equity and return on average assets, excluding the extraordinary item and SAIF assessment, were 12.83% and 1.09%, respectively, for the year-to-date period, compared to 13.56% and 1.16%, respectively, in 1995.


RESULTS OF OPERATIONS

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking segment, which generates revenue equal to approximately 95% of total noninterest income.

The Company closed $882.8 million in single family residential mortgage loans in the third quarter of 1996, a slight decrease from the $894.0 million closed in the third quarter of 1995. For the nine months ended September 30, 1996, residential mortgage loan closings totaled $2.7 billion, an increase of 38% over the $1.9 billion closed during the same period last year. This year-to-date increase in mortgage loan closings is primarily the result of a lower interest rate environment and the acquisitions of RSL Mortgage, Unlimited Mortgage Services and Leader Financial.

The following table summarizes the Company's income from mortgage banking activities:

                                                     Three Months Ended           Nine months ended
                                                        September 30,                September 30,
(In thousands)                                       1996          1995           1996          1995
------------------------------------------------------------------------------------------------------
Mortgage production income ..................      $ 19,119      $ 17,368       $ 55,995      $ 38,786
Net mortgage loan servicing income ..........         2,168         2,142          6,267         7,329
Gain (loss) on sale of mortgage servicing ...           938          (215)         1,346         6,182
                                                   --------      --------       --------      --------
     Total mortgage banking income ..........      $ 22,225      $ 19,295       $ 63,608      $ 52,297
                                                   ========      ========       ========      ========

Mortgage banking income increased $2.9 million, or 15%, to $22.2 million for the third quarter of 1996 from $19.3 million for the comparable period in 1995, primarily due to an increase in mortgage production income. Mortgage production income includes fee income derived from the loan origination process (i.e., points collected), gain on the sale of mortgage loans and gain on the sale of the related servicing rights. Mortgage production income increased $1.8 million, or 10%, to $19.1 million for the quarter ended September 30, 1996, from $17.4 million for the same period a year ago. This increase resulted as sales of the Company's single family mortgage loans totaled $862 million during the third quarter of 1996, an increase of 23% when compared to $712 million a year ago. This increase was offset by lower gross margins as mortgage production income decreased 22 basis points, on a per loan basis, to 222 basis points for the three months ended September 30, 1996, from 244 basis points for the corresponding period in 1995, reflecting increased price competition for mortgage products.

For the nine months ended September 30, 1996, mortgage banking income totaled $63.6 million, an increase of $11.3 million, or 22%, when compared to $52.3 million for the comparable period in 1995. Accounting for most of this increase was a rise in mortgage production income by $17.2 million, or 44%, to $56.0 million from $38.8 million a year earlier, reflecting a higher volume of loan originations and a corresponding increase in loan sales.
The Company sold $2.70 billion of single family mortgage loans during the first nine months of 1996, an increase of 62% when compared to $1.65 billion for the same period a year earlier. On a per loan basis, mortgage production income decreased 27 basis points to 208 basis points for the nine months ended September 30, 1996, from 235 basis points for the corresponding period in 1995.

At September 30, 1996, loans serviced for the benefit of others totaled $3.0 billion, compared to $4.0 billion at December 31, 1995, and $3.6 billion at September 30, 1995. The Company's net mortgage loan servicing income for the third quarter of 1996 remained relatively stable compared to the same period last year. On a year-to-date basis, net mortgage loan servicing income decreased $1.1 million from the prior year due to a smaller average servicing portfolio during 1996.

The Company periodically sells mortgage servicing rights (MSRs) from its servicing portfolio in bulk sales. During the third quarter of 1996, MSRs associated with loans having principal balances totaling $435 million were sold, resulting in gains of $938,000. Bulk servicing sales in the third quarter of 1995 on loans with a principal balance of $199 million resulted in a net loss of $215,000. For the nine months ended September 30, 1996 and 1995, the Company had sales of MSRs on loans with principal balances of $1.1 billion and $2.1 billion, respectively, resulting in gains of $1.3 million and $6.2 million, respectively.

The remainder of the Management's Discussion and Analysis provides various disclosures and analyses relating principally to the commercial banking segment.

Net Interest Income

The following discussion should be read in conjunction with Tables I and II, which provide detailed analyses of the components impacting net interest income for the quarters and nine months ended September 30, 1996 and 1995.

Net interest income, on a fully taxable equivalent (FTE) basis, was $10.2 million for the quarter ended September 30, 1996, an increase of $2.8 million, or 38%, from $7.4 million for the third quarter of 1995. The net interest margin (FTE) for the third quarter was 3.04%, compared to 2.25% for the corresponding period in 1995.

Average earning assets remained relatively stable, increasing 1% to $1.33 billion in the third quarter of 1996 from $1.31 billion in the third quarter of 1995. Interest income growth resulted from a favorable shift in the mix of average earning assets toward higher-yielding commercial, residential real estate mortgage and installment

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                        Three Months Ended                Three Months Ended
                                                        September 30, 1996                September 30, 1995
-------------------------------------------------------------------------------------------------------------------
                                                    Average                Average   Average                Average
(Dollars in thousands)                              Balance(1)   Interest   Rate     Balance(1)   Interest   Rate
-------------------------------------------------------------------------------------------------------------------
Assets:
Money market investments.........................   $    5,026   $    47     3.71%   $   22,285   $   310    5.56%
Mortgage loans held for sale.....................      332,687     6,682     8.03       354,508     6,787    7.66
Securities.......................................      318,705     5,042     6.28       351,476     5,292    6.02
Commercial loans.................................      167,397     3,857     9.14       109,788     2,774   10.11
Real estate mortgage loans.......................      428,039     8,270     7.73       415,271     7,845    7.56
Installment loans................................       74,244     1,929    10.31        58,440     1,600   10.95
                                                    ----------   -------    -----    ----------   -------   -----
  Loans, net of unearned income..................      669,680    14,056     8.33       583,499    12,219    8.38
                                                    ----------   -------    -----    ----------   -------   -----
    Total interest earning assets................    1,326,098    25,827     7.73     1,311,768    24,608    7.50
Allowance for loan losses........................       (4,730)                          (5,069)
Cash and due from banks..........................       31,020                           24,741
Other assets.....................................      110,187                          115,373
                                                    ----------                       ----------
    Total assets.................................   $1,462,575                       $1,446,813
                                                    ==========                       ==========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.................   $   55,580       339     2.44    $   62,114       371    2.39
Savings deposits.................................      221,474     2,342     4.23       173,143     1,595    3.68
Time deposits....................................      523,626     7,701     5.88       539,378     8,303    6.16
                                                    ----------   -------    -----    ----------   -------   -----
  Total interest-bearing deposits................      800,680    10,382     5.19       774,635    10,269    5.30
Warehousing lines of credit......................           --        --       --       150,918     2,872    7.61
Other short-term borrowings......................      203,148     2,797     5.46       132,627     2,086    6.29
FHLB advances....................................      109,892     1,593     5.75        35,744       545    6.10
Long-term debt...................................       49,335       887     7.13        66,768     1,465    8.78
                                                    ----------   -------    -----    ----------   -------   -----
    Total interest-bearing liabilities...........    1,163,055    15,659     5.34     1,160,692    17,237    5.94
                                                                 -------    -----                 -------   -----
Noninterest-bearing deposits.....................      130,464                          137,656
Other liabilities................................       47,947                           25,226
                                                    ----------                       ----------
    Total liabilities............................    1,341,466                        1,323,574
Shareholders' equity.............................      121,109                          123,239
                                                    ----------                       ----------
    Total liabilities and shareholders' equity...   $1,462,575                       $1,446,813
                                                    ==========                       ==========
Net interest income/Rate spread (FTE)............                $10,168     2.39%                $ 7,371    1.56%
                                                                 =======    =====                 =======   =====
Net interest margin..............................                            3.04%                           2.25%
                                                                            =====                           =====
        Increase (decrease) due to change in:      Volume(2)               Rate(2)               Net Inc (Dec)
        ----------------------------------------------------               -------               -------------
        Interest income:
        Money market investments.................   $ (184)                 $  (79)                $ (263)
        Mortgage loans held for sale.............     (429)                    324                   (105)
        Securities...............................     (479)                    229                   (250)
        Commercial loans.........................    1,365                    (282)                 1,083
        Real estate mortgage loans...............      244                     181                    425
        Installment loans........................      425                     (96)                   329
                                                    ------                  ------                 ------
         Loans, net of unearned income...........    2,034                    (197)                 1,837
                                                    ------                  ------                 ------
           Total interest income.................      942                     277                  1,219
        Interest expense:
        Interest-bearing demand deposits.........      (40)                      8                    (32)
        Savings deposits.........................      488                     259                    747
        Time deposits............................     (238)                   (364)                  (602)
                                                    ------                  ------                 ------
         Total interest-bearing deposits.........      210                     (97)                   113
        Warehousing lines of credit..............   (1,436)                 (1,436)                (2,872)
        Other short-term borrowings..............    1,010                    (299)                   711
        FHLB advances............................    1,080                     (32)                 1,048
        Long-term debt...........................     (337)                   (241)                  (578)
                                                    ------                  ------                 ------

           Total interest expense................      527                  (2,105)                (1,578)
                                                    ------                  ------                 ------
        Net interest income......................   $  415                  $2,382                 $2,797
                                                    ======                  ======                 ======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.


Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                 Nine Months Ended               Nine Months Ended
                                                 September 30, 1996             September 30, 1995
----------------------------------------------------------------------------------------------------------
                                              Average               Average   Average              Average
(Dollars in thousands)                       Balance(1)  Interest    Rate    Balance(1)  Interest   Rate
----------------------------------------------------------------------------------------------------------
Assets:
Money market investments.................  $    9,361  $    356     5.08%   $   18,849  $    767    5.43%
Mortgage loans held for sale.............     360,338    20,778     7.69       218,564    13,123    8.01
Securities...............................     317,966    15,084     6.34       409,881    18,707    6.09
Commercial loans.........................     154,811    10,828     9.35       105,899     7,872    9.91
Real estate mortgage loans...............     389,608    22,209     7.60       456,014    25,778    7.54
Installment loans........................      70,036     5,319    10.15        54,335     4,310   10.58
                                           ----------  --------    -----    ----------  --------   -----
  Loans, net of unearned income..........     614,455    38,356     8.35       616,248    37,960    8.21
                                           ----------  --------    -----    ----------  --------   -----
    Total interest earning assets........   1,302,120    74,574     7.66     1,263,542    70,557    7.45
Allowance for loan losses................      (4,860)                          (5,347)
Cash and due from banks..................      26,979                           24,857
Other assets.............................     127,775                          129,846
                                           ----------                       ----------
    Total assets.........................  $1,452,014                       $1,412,898
                                           ==========                       ==========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........  $   58,264     1,036     2.38    $   64,611     1,205    2.49
Savings deposits.........................     210,100     6,377     4.06       177,122     4,949    3.73
Time deposits............................     532,506    23,638     5.93       514,519    22,477    5.82
                                           ----------  --------    -----    ----------  --------   -----
  Total interest-bearing deposits........     800,870    31,051     5.18       756,252    28,631    5.05
Warehousing lines of credit..............      30,556     1,775     7.77        86,275     5,068    7.83
Other short-term borrowings..............     171,634     7,173     5.59       188,245     8,745    6.19
FHLB advances...........................       95,728     4,211     5.88        30,428     1,411    6.18
Long-term debt...........................      51,393     2,848     7.41        61,925     4,020    8.66
                                           ----------  --------    -----    ----------  --------   -----
    Total interest-bearing liabilities...   1,150,181    47,058     5.47     1,123,125    47,875    5.68
                                                       --------    -----                --------   -----
Noninterest-bearing deposits.............     128,790                          127,773
Other liabilities........................      49,827                           41,647
                                           ----------                       ----------
    Total liabilities....................   1,328,798                        1,292,545
Shareholders' equity.....................     123,216                          120,353
                                           ----------                       ----------
    Total liabilities and shareholders'
      equity.............................  $1,452,014                       $1,412,898
                                           ==========                       ==========
Net interest income/Rate spread (FTE)....               $27,516     2.19%               $ 22,682    1.77%
                                                        =======    =====                ========   =====
Net interest margin......................                           2.83%                           2.39%
                                                                   =====                           =====
        Increase (decrease) due to change in: Volume(2)            Rate(2)             Net Inc (Dec)
        ------------------------------------- ---------            -------             -------------
        Interest income:
        Money market investments.........    $   (365)             $  (46)                $  (411)
        Mortgage loans held for sale.....       8,202                (547)                  7,655
        Securities.......................      (4,368)                745                  (3,623)
        Commercial loans.................       3,425                (469)                  2,956
        Real estate mortgage loans.......      (3,775)                206                  (3,569)
        Installment loans................       1,190                (181)                  1,009
                                             --------              ------                 -------
         Loans, net of unearned income...         840                (444)                    396
                                             --------              ------                 -------
           Total interest income.........       4,309                (292)                  4,017
        Interest expense:
        Interest-bearing demand deposits.         (60)               (109)                   (169)
        Savings deposits.................         970                 458                   1,428
        Time deposits....................         742                 419                   1,161
                                             --------              ------                 -------
         Total interest-bearing deposits.       1,652                 768                   2,420
        Warehousing lines of credit......      (3,252)                (41)                 (3,293)
        Other short-term borrowings......        (748)               (824)                 (1,572)
        FHLB advances....................       2,872                 (72)                  2,800
        Long-term debt...................        (634)               (538)                 (1,172)
                                             --------              ------                 -------
           Total interest expense.......         (110)               (707)                   (817)
                                             --------              ------                 -------
        Net interest income..............    $  4,419              $  415                 $ 4,834
                                             ========              ======                 =======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

portfolio loans. This growth was partially funded by declines in the average balance of investment securities and mortgage loans held-for-sale. Average commercial loans increased $58 million, or 52%, to $167 million from $110 million a year ago. Average residential mortgage loans totaled $428 million for the three months ended September 30, 1996, an increase of $13 million from $415 million a year ago. Average installment loans increased $16 million, or 27%, to $74 million from $58 million a year ago, as home equity lending volumes improved. The shift in the mix of earning assets from the third quarter of 1995 to the third quarter of 1996 was partially responsible for an improved net interest margin as the average yield on interest-earning assets increased 23 basis points to 7.73% from 7.50%.

Interest-bearing liabilities averaged $1.16 billion for the three months ended September 30, 1996 and 1995, as increases in the average balances of interest-bearing deposits, Federal Home Loan Bank (FHLB) advances, federal funds purchased and securities sold under agreements to repurchase totaling $171 million were largely offset by decreases in the average balances of warehousing lines of credit and long-term debt totaling $168 million.
The Company's elimination of external warehousing lines of credit at the mortgage companies to fund mortgage loan originations and the first quarter 1996 refinancing of the Company's $17.25 million 9%
Subordinated Notes with 6.87% Senior Debentures were the primary reasons for the $1.6 million decline in interest expense to $15.7 million for the third quarter of 1996 from $17.2 million for the same period a year ago. These events, along with a decrease in the average rate paid on certificates of deposits, contributed to a 60 basis-point decrease in the average cost of funds to 5.34% from 5.94% for the same period a year ago.

For the nine months ended September 30, 1996, net interest income (FTE) totaled $27.5 million, an increase of $4.8 million, or 21%, from $22.7 million earned for the comparable period in 1995. The net interest margin for the first nine months of 1996 was 2.83%, compared to 2.39% for the same period a year ago.

Average earning assets increased $39 million, or 3%, to $1.30 billion for the nine months ended September 30, 1996, from $1.26 billion for the same period in 1995, led by strong growth in average mortgage loans held-for-sale, commercial loans and installment loans. Average mortgage loans held-for-sale totaled $360 million for the first nine months of 1996, an increase of $142 million when compared to $219 million for the comparable period in 1995. Average commercial loans increased $49 million, or 46%, to $155 million from $106 million a year ago. Average installment loans rose $16 million, or 29%, to $70 million from $54 million a year earlier. Growth in the average balances of these loan categories was partially funded by declines in average investment securities and real estate mortgage loans of $92 million and $66 million, respectively. Positively impacting the net interest margin was a 21 basis-point increase in the yield on average earning assets from 7.45% to 7.66%, as the mix shifted toward higher-yielding mortgage loans held-for-sale, commercial loans and installment loans.

For the nine-month period ended September 30, 1996, average interest-bearing liabilities rose $27 million, or 2%, to $1.15 billion, compared to $1.12 billion for the corresponding period in 1995. This increase resulted primarily from rising average balances in interest-bearing deposits and FHLB advances of $45 million and $65 million, respectively. Partially offsetting this increase was a decline of $56 million in the average balances of more expensive warehousing lines of credit. The cost of funds decreased by 21 basis points to 5.47% from 5.68% last year, mainly due to the first quarter 1996 elimination of external warehousing lines of credit and the refinancing of 9% Subordinated Notes with 6.87% Senior Debentures.

Noninterest Expense
The one-time assessment of 65.7 basis points to recapitalize the SAIF was applied to Republic Savings Bank's SAIF-insured deposit balances of $212 million as of March 31, 1995 and Republic Bank's Oakar deposit balance of $16 million as of the same date. This assessment totaled $1.5 million on a pre-tax basis. Excluding the

SAIF assessment, noninterest expenses for the quarter ended September 30, 1996 increased $4 million to $26.2 million from $22.2 million for the same period in 1995. For the nine months ended September 30, 1996, noninterest expense totaled $75.7 million, excluding the one-time SAIF assessment, an increase of $16.4 million from $59.3 million for the same period in 1995. Salaries and employee benefits and mortgage loan commissions represent the largest components of noninterest expense. Salaries and benefits expense rose $2.7 million to $11.4 million for the third quarter of 1996 from $8.7 million for the comparable period in 1995, primarily due to the acquisition of RSL Mortgage, Leader Financial and Unlimited Mortgage Services. For the nine months ended September 30, 1996, salaries and benefits totaled $31.2 million, an increase of $8.6 million when compared to the same period a year ago. This increase resulted primarily from the above acquisitions and the hiring of additional personnel in response to higher residential mortgage, commercial and home equity loan origination volumes. Mortgage loan commissions, which fluctuate with loan origination volume and the mix of retail and wholesale loan production, totaled $6.2 million for the third quarter of 1996, an increase of $1.1 million from the prior year, and $18.0 million for the year-to-date period, up $6.0 million from the same period last year.

BALANCE SHEET ANALYSIS

ASSETS

Total assets at September 30, 1996 were $1.45 billion, a decrease of $27 million from $1.47 billion at December 31, 1995, as increases in the loan portfolio totaling $137 million were offset by declines in mortgage loans held-for-sale, investment securities and mortgage servicing rights totaling $165 million.

Securities

The Company's securities available-for-sale portfolio serves as a source of liquidity and earnings with relatively minimal principal risk. The portfolio is comprised primarily of U.S. Treasury securities, U.S. Government agency obligations, obligations collateralized by U.S. Government agencies (primarily in the form of mortgage-backed securities and collateralized mortgage obligations) and municipal securities. The portfolio is currently comprised of securities with expected maturities ranging from less than one year to 16.7 years or indexed to adjustable rates. The Company's securities available-for-sale portfolio balance declined $45 million, or 14%, to $272 million at September 30, 1996 from $318 million at December 31, 1995. Most of the reduction in the portfolio balance occurred during the third quarter of 1996 as securities were sold to provide funding for higher-yielding portfolio residential mortgage loans. At September 30, 1996, the securities portfolio constituted 18.9% of total assets, compared to 21.6% at December 31, 1995.

The following table details the composition, amortized cost and fair value of the Company's available-for-sale securities portfolio at September 30, 1996:

                                                          Available-for-Sale Securities
                                               ------------------------------------------------------
                                               Amortized     Unrealized     Unrealized         Fair
(In thousands)                                    Cost          Gains         Losses           Value
-----------------------------------------------------------------------------------------------------
Debt Securities:
  U.S. Treasury securities ............        $  9,858        $   --        $  (164)        $  9,694
  U.S. Government agency obligations ..          57,429            44           (420)          57,053
  Mortgage-backed securities ..........          66,521             4         (1,825)          64,700
  Collateralized mortgage obligations .          88,880            --         (1,964)          86,916
  Municipal and other securities ......          35,948            40           (999)          34,989
                                               --------        ------        -------         --------
    Total Debt Securities .............         258,636            88         (5,372)         253,352
Equity securities .....................          19,898            --           (752)          19,146
                                               --------        ------        -------         --------
    Total Securities Available-for-Sale        $278,534        $   88        $(6,124)        $272,498
                                               ========        ======        =======         ========

Gross realized gains and losses on sales of available-for-sale securities were $332,000 and $18,000, respectively, for the quarter ended September 30, 1996, and $769,000 and $27,000, respectively, for the nine months ended September 30, 1996.

Certain securities having a carrying value of approximately $134 million and $164 million at September 30, 1996 and December 31, 1995, respectively, were pledged to secure repurchase agreements, FHLB advances, and other deposits as required by law.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale declined $105 million, or 25%, to $318 million at September 30, 1996 from $423 million at December 31, 1995, reflecting a decrease in refinance volume.

Portfolio Loans

Total portfolio loans grew $137 million, or 24%, to $715 million at September 30, 1996 from $573 million at December 31, 1995, reflecting growth in all lending areas.

The residential mortgage portfolio loan balance increased $83 million, or 22%, to $465 million at September 30, 1996, due to higher lending volumes resulting from increased sales efforts and favorable interest rates. The commercial loan balance rose $41 million, or 31%, to $173 million at September 30, 1996, as demand for real estate-secured lending in markets served by the Company remained strong. The installment loan portfolio balance, which is predominantly comprised of home equity loans, grew $13 million, or 21%, to $77 million at September 30, 1996.

During the third quarter of 1996, the Company closed $5.3 million of Small Business Administration (SBA) loans, a 20% increase from the $4.4 million closed in the third quarter of 1995. For the nine months ended September 30, 1996, SBA loan closings totaled $16.1 million, compared to $14.2 million for the same period in 1995. During the first nine months of 1996 and 1995, the Company sold $11.6 million and $9.2 million, respectively, of the guaranteed portion of SBA loans, resulting in gains of $765,000 and $803,000, respectively.

Credit Quality

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on residential real estate mortgages and real estate-secured commercial lending. As of September 30, 1996, these loans comprised 85.3% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less. The substantial majority of the Company's loans are conventional mortgage loans which are secured by residential properties and comply with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans are secured by real estate and are generally made to small and medium-sized businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending with lower loan-to-value ratios is reflected in the Company's historically low net charge-off ratio percentages.

The following table provides further information regarding the Company's loan portfolio:

                                        September 30, 1996        December 31, 1995
                                       --------------------     ---------------------
(Dollars in thousands)                  Amount      Percent       Amount      Percent
-------------------------------------------------------------------------------------
Commercial loans:
    Secured by real estate ......      $145,344       20.3%      $108,108       18.7%
    Other (generally secured) ...        27,786        3.9         24,325        4.2
                                       --------      -----       --------      -----
        Total commercial loans ..       173,130       24.2        132,433       22.9
Residential real estate mortgages       464,753       65.0        381,803       66.0
Installment loans ...............        77,332       10.8         63,876       11.1
                                       --------      -----       --------      -----
        Total portfolio loans ...      $715,215      100.0%      $578,112      100.0%
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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                 September 30,  December 31,  September 30,
(Dollars in thousands)                               1996           1995          1995
-------------------------------------------------------------------------------------------
Non-performing Assets:
  Non-accrual loans:
    Commercial .............................        $1,473         $  500         $  415
    Residential real estate mortgages ......         3,010            661            333
    Installment ............................           108            131            117
                                                    ------         ------         ------
      Total non-accrual loans ..............         4,591          1,292            865
  Restructured loans .......................            --            688            794
                                                    ------         ------         ------
      Total non-performing loans ...........         4,591          1,980          1,659
  Other real estate owned ..................         1,319            980          1,299
                                                    ------         ------         ------
      Total non-performing assets ..........        $5,910         $2,960         $2,958
                                                    ======         ======         ======

Loans past due 90 days or more and still
accruing interest:
  Commercial ...............................        $   --         $  209         $  326
  Residential real estate mortgages ........           406             42             --
  Installment ..............................            39             94            165
                                                    ------         ------         ------
      Total loans past due 90 days or more .        $  445         $  345         $  491
                                                    ======         ======         ======

Non-performing assets as a percentage of:
    Total portfolio loans and OREO (1) .....           .82%           .51%           .52%
    Total loans and OREO (2) ...............           .57%           .30%           .28%
    Total assets ...........................           .41%           .20%           .19%

(1)  Excludes mortgage loans held for sale.
(2)  Includes mortgage loans held for sale.

At September 30, 1996, approximately $6.4 million, or .90% of total portfolio loans were 30-89 days delinquent.

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

The following table provides an analysis of the allowance for loan losses:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       -----------------------
(Dollars in thousands)                                                  1996            1995
                                                                       -------         -------
Allowance for loan losses:
Balance at January 1 .............................................     $ 5,002          $ 5,544
  Loans charged off ..............................................        (643)            (731)
  Recoveries of loans previously charged off .....................          92              224
                                                                       -------          -------
    Net charge-offs ..............................................        (551)            (507)
  Provision charged to expense ...................................         200               24
                                                                       -------          -------
Balance at September 30 ..........................................     $ 4,651          $ 5,061
                                                                       =======          =======

Net charge-offs as a percentage of average portfolio loans
    outstanding ..................................................         .12%             .11%
Allowance for loan losses as a percentage of total portfolio loans
    outstanding at period-end ....................................         .65              .88
Allowance for loan losses as a percentage of non-performing
    loans ........................................................      101.32           305.20


Off-Balance Sheet Instruments

At September 30, 1996 the Company had outstanding $190 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $27.7 million of residential portfolio loans. To offset the interest-rate risk associated with the Company's commitments to fund mortgage loans and mortgage loans held-for-sale, the Company enters into firm commitments to sell such loans at specified future dates to various third parties. At September 30, 1996, the Company had outstanding forward commitments to sell $455 million of residential mortgage loans, of which $318 million related to the balance of mortgage loans held-for-sale at September 30, 1996. These outstanding forward commitments to sell mortgage loans, which are scheduled to settle in the fourth quarter of 1996, are not expected to produce any material gains or losses related to the financial instruments.

LIABILITIES.

Total liabilities were $1.33 billion at September 30, 1996, down $21 million from $1.35 billion at December 31, 1995, as increases in deposits, FHLB advances and accrued expenses and other liabilities totaling $115 million were offset by a $135 million decrease in short-term borrowings and long-term debt.

Deposits

Total deposits were $969 million at September 30, 1996, an increase of $64 million, or 7%, from $905 million at December 31, 1995. Noninterest-bearing deposits declined $4 million, or 4%, from $126 million at year-end 1995, to $122 million at September 30, 1996, primarily due to a $5 million decrease in mortgage escrow balances. Interest-bearing deposits rose $69 million to $847 million at September 30, 1996 from $778 million at December 31, 1995, primarily reflecting an increase in savings and money market account balances.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 1996 and the year ended December 31, 1995, were as follows:


                                                   September 30, 1996                 December 31, 1995
                                           --------------------------------   ----------------------------------
                                           Ending       Average     Average   Ending        Average      Average
(Dollars in thousands)                     Balance      Balance     Rate      Balance       Balance      Rate
----------------------------------------------------------------------------------------------------------------
Federal funds purchased ...............   $  8,000     $ 27,341     5.73%    $ 16,000     $  9,427       5.65%
Securities sold under agreements
  to repurchase .......................    122,339      141,787     5.63      118,237      158,999       6.21
                                          --------                           --------
    Total federal funds purchased and
      securities sold under agreements
      to repurchase ...................   $130,339                           $134,237
                                          ========                           ========
Other short-term borrowings:
  Revolving repurchase agreements .....   $     --     $  4,683     6.67%    $ 27,797     $ 25,900       6.93%
  Warehousing lines of credit .........         --       25,873     6.81       88,779       63,300       7.28
  Mortgage servicing acquisition
    line of credit ....................         --        1,043     8.14        4,000        3,714       8.60
  Revolving credit agreement ..........         --        1,463     7.99        8,125       10,200       8.54
                                          --------                           --------
      Total other short-term borrowings   $     --                           $128,701
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

                                      September 30, 1996    December 31, 1995
                                      ------------------    ------------------
                                      Ending    Average     Ending     Average
(Dollars in thousands)                Balance   Rate        Balance    Rate
------------------------------------------------------------------------------
Short-term  FHLB advances..........   $ 69,000    5.84%     $ 44,500    5.73%
Long-term FHLB advances............     49,500    6.32        36,000    6.22
                                      --------              --------
    Total..........................   $118,500              $ 80,500
                                      ========              ========

The long-term FHLB advances have original maturities ranging from June 1997 to July 2001.

Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

                                                   September 30,  December 31,
(Dollars in thousands)                                 1996           1995
------------------------------------------------------------------------------
7.17% Senior Debentures due 2001 .............      $25,000        $25,000
6.75% Senior Debentures due 2001 .............        9,000             --
6.95% Senior Debentures due 2003 .............       13,500             --
9.00% Subordinated Notes due 2003 ............           --         17,250
6.99% Mortgage Loan due 2000 .................        1,817          1,887
Note payable under term loan agreement @ prime
  (8.50% at 12/31/95) plus 1.00% due 2000 ....           --          8,304
                                                    -------        -------
      Total long-term debt ...................      $49,317        $52,441
                                                    =======        =======

Capital

Shareholders' equity at September 30, 1996 was $119 million, compared with $126 million at December 31, 1995. The decrease of $7 million during the first nine months of 1996 was primarily due to the repurchase of 906,300 shares of the Company's common stock under the previously announced stock repurchase program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. At September 30, 1996, the Company's capital ratios were as follows:

                                                   September 30, December 31,
                                                      1996           1995
                                                  -------------  ------------
Tier 1 risk-based capital (minimum - 4.00%).....      14.27%         15.72%
Total risk-based capital (minimum - 8.00%)......      14.84          18.63
Tier 1 leverage (minimum - 3.00%)...............       8.01           8.31

The Total risk-based capital ratio declined from year-end 1995 due to the Company's first quarter 1996 redemption of $17.25 million of 9.00% Subordinated Notes, which qualified as Tier 2 capital, as well as an increase in risk-weighted assets resulting from loan growth. As of September 30, 1996, Total risk-based capital was $121.1 million, an excess of $55.8 million over the minimum guidelines prescribed by regulatory agencies.

The Company is committed to maintaining a strong capital position. As of September 30, 1996, the Total risk-based capital and Tier 1 risk-based capital ratios for Republic Bank and Republic Savings exceeded the minimum regulatory requirements. Management believes the Company's capital structure is adequate and does not anticipate any difficulty in meeting these requirements on an ongoing basis.

Accounting Developments

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. The statement encourages, but does not require, establishment of a fair value based method of accounting for stock-based compensation plans. The Company elected to retain the accounting treatment prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," as permitted, and will comply with the statement's relevant disclosure requirements in its 1996 Annual Report on Form 10-K.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for such transactions occurring after December 31, 1996, and is not expected to have a material effect on the Company's financial statements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           The Company and its subsidiaries are parties to certain ordinary routine litigation in the normal course of business. In the opinion of management, liabilities arising from such litigation would not have a material effect on the Company's consolidated financial statements.

Item 2.    Changes in Securities
           In August 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on October 4, 1996 to shareholders of record September 6, 1996. In September 1996, the Board of Directors declared a 10% stock dividend to be issued December 2, 1996 to shareholders of record November 4, 1996. In addition, the Board of Directors authorized the purchase of up to 9.9% of the shares of common stock outstanding, after the 10% stock dividend, under the Company's Stock Repurchase Plan.

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




                                         REPUBLIC BANCORP INC.
                                             (Registrant)


Date:  November 14, 1996             BY: /s/ Thomas F. Menacher
                                         ------------------------------------
                                         Thomas F. Menacher
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)