Form 10-K
period 1996-12-31
REPUBLIC BANCORP INC
filed 1997-03-28
CIK 813808

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------

                                  FORM 10-K


  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                    EXCHANGE ACT OF 1934 [No Fee Required]

                 For the Fiscal Year Ended December 31, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [No Fee Required]

           For the Transition Period From __________ to ___________


                       Commission File Number: 0-15734

                            REPUBLIC BANCORP INC.
            (Exact name of registrant as specified in its charter)

          Michigan                                            38-2604669
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                1070 East Main Street, Owosso, Michigan 48867
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (517) 725-7337

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $5.00 Par Value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price on March 7, 1997 of $13.50, was $204.5 million.

          Number of shares of registrant's common stock outstanding
                       as of March 7, 1997: 17,124,642


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant's Proxy Statement dated March 19, 1997 ("1997 Proxy Statement") filed with the Commission (Part III).

(2) Registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement (Part II and Part IV).

(3) Portions of registrant's 1996 Annual Report to Shareholders (Part II and
    Part IV).

==============================================================================

                         FORM 10-K TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Part I

    Item   1 - Business...............................................  1 - 9

    Item   2 - Properties.............................................     10

    Item   3 - Legal Proceedings......................................     10

    Item   4 - Submission of Matters to a Vote of Security Holders....     10

Part II

    Item   5 - Market for Registrant's Common Stock and
               Related Stockholder Matters............................     10

    Item   6 - Selected Financial Data................................     10

    Item   7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................     10

    Item   8 - Financial Statements and Supplementary Data............     11

    Item   9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................     11

Part III

    Item 10 -  Directors and Executive Officers of the Registrant.....     11

    Item 11 -  Executive Compensation.................................     11

    Item 12 -  Security Ownership of Certain Beneficial Owners and
               Management.............................................     12

    Item 13 -  Certain Relationships and Related Transactions.........     12

Part IV

    Item 14 -  Exhibits, Financial Statement Schedules and Report on
               Form 8-K...............................................12 - 13

    Signatures........................................................     14

                                    PART I


ITEM 1.  BUSINESS

General

Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. The Company currently operates 106 banking and mortgage banking offices in 19 states. Commercial and retail banking products are offered through its two banking subsidiaries: Republic Bank and Republic Savings Bank. The subsidiary banks operate 42 retail banking and loan production offices in primarily Michigan and Ohio.

    To complement its commercial and retail banking activities, the Company has grown a nationwide mortgage banking business with Market Street Mortgage Corporation ("Market Street"), an 80% majority-owned mortgage banking subsidiary headquartered in Clearwater, Florida, with 35 offices in 10 states; Republic Bancorp Mortgage Inc. ("Republic Bancorp Mortgage"), a mortgage company located in Farmington Hills, Michigan, with 13 offices in 5 states; and CUB Funding Corporation ("CUB Funding"), a mortgage company based in Calabasas, California, with 16 offices in 4 states. Republic Bancorp Mortgage is a wholly owned subsidiary of Republic Bank and CUB Funding is an 80% majority-owned subsidiary of Republic Bank.

    At December 31, 1996, the Company had consolidated total assets of $1.5 billion, total deposits of $1.0 billion and shareholders' equity of $121.8 million. For the year ended December 31, 1996, the Company reported net income of $14.7 million, compared to $14.3 million for 1995. Mortgage loan originations totaled $3.6 billion in 1996, compared to $2.8 billion in 1995. At year-end 1996, the Company's mortgage loan servicing portfolio was $2.7 billion, compared to $4.0 billion at year-end 1995.

Business Segments

Commercial and Retail Banking

    The Company has two banking subsidiaries: Republic Bank and Republic Savings Bank. Republic Bank, a state-chartered bank headquartered in Ann Arbor, Michigan, exercises the powers of a full-service commercial bank, excluding trust powers, and operates 26 offices in six market areas in Michigan. At December 31, 1996, Republic Bank had $976 million in assets and $735 million in deposits. Republic Savings Bank, a state-chartered savings bank headquartered in Pepper Pike, Ohio, exercises the powers of a full-service savings bank and operates 16 offices primarily in the greater Cleveland area as well as Columbus, Dayton and Cincinnati, Ohio and Indianapolis, Indiana. At December 31, 1996, Republic Savings Bank had $467 million in assets and $285 million in deposits.

    The commercial and retail banking segment consists of commercial and Small Business Administration (SBA) lending, mortgage portfolio lending, home equity lending and the deposit-gathering function. Lending activity at the banking subsidiaries is primarily focused on real estate-secured lending to minimize credit risk. While fixed rate and variable rate residential mortgage loans secured by the underlying 1-4 family residential property represent the main types of loans originated, efforts are also concentrated on generating commercial real estate loans. In addition, emphasis is placed on loans that are government guaranteed, such as SBA loans. Commercial and industrial loans made are generally secured by company assets at a 75% or less loan-to-value ratio and by personal guarantees.

    The banking subsidiaries target the customer market segment that is interested in receiving personalized banking service when opening a deposit account. Deposits consist primarily of retail deposits gathered from within the local markets served. At December 31, 1996, interest-bearing deposits constituted 87% of consolidated total deposits, and retail time deposits of $100,000 or more comprised 18% of interest-bearing deposits.

Mortgage Banking

    Mortgage banking activities are concentrated in two areas: mortgage loan production and mortgage loan servicing. Mortgage loan production involves the origination, purchase and sale of single-family residential mortgage loans. As a mortgage loan servicer, the Company administers loans, collects and remits loan payments, holds funds in escrow for payment of taxes and insurance, counsels delinquent mortgagors and supervises foreclosures and property dispositions in the event of unremedied defaults. Mortgage lending is conducted by all of the Company's subsidiaries and affiliates, while mortgage loan servicing is conducted by the Company's three mortgage companies. All mortgage loan originations or purchases are funded by the Company's banking subsidiaries.

    Residential mortgage loans are originated through 100 retail mortgage loan production offices located in Michigan, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, New York, North Carolina, Ohio, Utah and Virginia, as well as through wholesale operations conducted from 6 offices (one each in Arizona and Oregon and four in California). Wholesale originations involve the purchase of residential loans from approximately 600 participating brokers and correspondents.

    Each retail loan production office is responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting departments of either the Company's banking subsidiaries or mortgage banking subsidiary for compliance with the Company's underwriting criteria, including loan to value ratios, borrower qualifications and required insurance. Residential loans purchased through the wholesale operation are processed and prepared by the brokers. These loans are subsequently reviewed by the Company's quality control personnel using certain verification procedures.

    The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Loans guaranteed by the Department of Veterans Affairs (VA) and insured through the Federal Housing Administration (FHA) are originated in compliance with their underwriting guidelines permitting conversion of such loans into mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

    Growth in the Company's residential mortgage origination business during 1996 was funded primarily with the subsidiary banks' retail deposits and short-term borrowings, including Federal Home Loan Bank (FHLB) advances and securities sold under agreement to repurchase. The majority of all mortgage loans originated are held for a short period of time (generally less than 60 days) with the intent of selling them into the secondary market. These loans are classified as mortgage loans held for sale in the Company's consolidated balance sheet. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors and loans that are being prepared for securitization into mortgage-backed securities, however, the mortgage-backed security has not yet been formed and issued. These mortgage loans and resulting mortgage-backed securities are typically sold without recourse to the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

    Consistent with the Company's strategy of managing interest rate risk, substantially all long-term fixed rate mortgages originated are typically securitized and sold or sold directly to secondary market investors. The majority of short-term fixed rate mortgages and variable rate mortgages are typically securitized and sold or sold directly to secondary market investors, although a portion of the mortgage originations my be retained in the loan portfolios of Republic Bank and Republic Savings Bank. Portfolio loans may be securitized and reclassified as available for sale.

    When the Company sells residential mortgage loans originated or purchased, it may either retain or sell the rights to service those loans and receive the related fees. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio can also create a substantial continuing source of income. Market Street, Republic Bancorp Mortgage and CUB Funding receive servicing fees ranging generally from 25 to 45 basis points per annum on their respective servicing portfolios.

    The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking fee income and related interest income while managing interest rate and liquidity risks. The Company's mortgage banking segment earn fees for originating and servicing loans. Selling mortgage loan originations into the secondary market provides additional revenue, the level of which is dependent upon market conditions at the time of sale. In addition, the mortgage banking segment effectively earns long-term interest rates on short-term investments (i.e., mortgage loans held for sale), which helps the Company to minimize interest rate risk.

Principal Sources of Revenue

The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking income. Interest and fees on loans totaled $80 million in 1996, an increase of 13% from $71 million in 1995 and up 50% from $54 million in 1994. In 1996 and 1995, interest and fees on loans accounted for 42% of total revenues, compared to 35% in 1994. Mortgage banking income, the largest component of noninterest income, totaled $86 million in 1996, an increase of 22% from $71 million in 1995 and up 24% from $70 million in 1994. Mortgage banking income represented 45% of total revenues in 1996, compared to 42% in 1995 and 45% in 1994.

Competition

Mortgage banking and commercial and retail banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased. See "Recently Enacted and Proposed Legislation."

    In addition to competition from other banks, the Company continues to face increased competition from other financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking subsidiary and affiliates also face significant competition from numerous bank and non-bank companies. Generally, other financial institutions have greater resources to use in making acquisitions and higher lending limits than those of the Company's banking subsidiaries or any banking institution that the Company could acquire. Such institutions can also provide certain non-traditional financial products and services to their customers which the Company's banking subsidiaries may not offer (e.g., brokerage services and insurance products).

    The principal factors of competition in the markets for deposits and loans are price (interest rates paid and charged) and customer service. The Company's banking subsidiaries compete for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations and other services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.

Supervision and Regulation

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

        Under the BHC Act, bank holding companies such as the Company are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Since September 29, 1995, the BHC Act has permitted the Federal Reserve Board under specified circumstances to approve the acquisition, by a bank holding company (such as the Company) located in one State, of a bank or bank holding company located in another State without regard to any prohibition contained in State law. See "Recently Enacted and Proposed Legislation."

        The Company is a corporation which is separate and distinct from its depository institutions and other subsidiaries. Most of the Company's revenues are received by it in the form of dividends or interest paid by its subsidiaries. There are statutory and regulatory limitations on the timing and amount of dividends which may be paid to the Company by it subsidiaries.

        Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to Republic Bank and Republic Savings and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it. In addition, in certain circumstances a Michigan chartered bank having impaired capital may be required by the Commissioner of the Michigan Financial Institutions Bureau ("FIB") either to restore the bank's capital by a special assessment upon its shareholders, or to initiate the liquidation of the bank.

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

        FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. See "Recently Enacted and Proposed Legislation." In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (i); identified concentrations of credit risks, (ii) the exposure of the institution to a decline in the value of its capital due to changes in interest rates, and (iii) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions. In September 1996, the agencies adopted regulations requiring each bank holding company having trading activity equal to (a) 10% or more of its consolidated total assets or (b) $1 billion, to measure, and to hold amounts of capital commensurate with, the market risk of its trading activities. Market risk refers to the risk of loss resulting from movements in market prices, which can occur both from broad market movements such as the general level of interest rates, and from changes in the market value of specific positions, such as the credit risk of the issuer of a specific instrument. The new regulations took effect for voluntary compliance on January 1, 1997, with mandatory compliance commencing January 1, 1998.

2.  Banking Subsidiaries

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

        As insured banks, Republic Bank and Republic Savings are subject to uniform real estate lending regulations adopted by the Federal depository institution regulatory agencies. These regulations require each institution to adopt in writing comprehensive and appropriate real estate lending policies, including underwriting standards and measurable loan to value ratios which are consistent with safe and sound banking practice, and documentation, approval and administration standards, all of which are reviewed and approved annually by the institution's board of directors. The regulations provide specific guidance on loan to value ratios which are acceptable, ranging from a maximum of 65% for loans secured by raw land up to 85% for loans secured by 1-4 family residential construction or improved property. Although no maximum is prescribed for home equity or 1-4 family permanent mortgage loans, the regulations indicate that such loans equal to or in excess of a 90% ratio would be expected to be supported by private mortgage insurance or readily marketable collateral.

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

        Michigan and Ohio law, respectively, place specific limits on the source and amount of dividends which may be paid by Republic Bank and Republic Savings, respectively. The payment of dividends by the Company and its bank subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

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

        Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF"). Republic Savings is subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund ("SAIF"). Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). Pursuant to the Omnibus Consolidated Appropriations Act, 1997 ("OCAA"), a special one-time assessment was made by the FDIC in October 1996, on SAIF-insured deposits to bring the SAIF to its mandated reserve ratio of 1.25% of aggregate SAIF-insured deposits by January 1, 1997. OCAA contemplates the merger of the BIF and SAIF into a single Deposit Insurance Fund ("DIF") on January 1, 1999, under certain conditions. See "Recently Enacted and Proposed Legislation."

3.  Mortgage Subsidiary and Affiliates

    The Company's non-depository mortgage banking subsidiary, Market Street, and mortgage company affiliates, Republic Bancorp Mortgage and CUB Funding, (collectively referred to as "the mortgage companies") are engaged in the business of originating or purchasing, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, the mortgage companies are subject to State usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. OCAA amended each of the foregoing federal statutes. See "Recently Enacted and Proposed Legislation."

        Market Street and CUB Funding purchase mortgage loans from approved correspondents and brokers. They each perform their own underwriting review of the mortgage loans purchased. Correspondents and brokers qualify to participate in Market Street and CUB Funding's wholesale program only after a review of their reputation, mortgage lending experience and financial condition, including a review of references and financial statements. In such activities, the mortgage companies are also subject to applicable usury and other state and federal laws, including various states' licensing statutes.

        As sellers and servicers of mortgage loans, the mortgage companies are participants in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, GNMA, FHLMC, VA and FHA. In their dealings with these agencies, the mortgage companies are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate and purchase are subject to agency-prescribed procedures, including without limitation inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, FHLMC, GNMA, VA and FHA, each of the mortgage companies represents and warrants that all such mortgage loans sold by it conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Bancorp Mortgage, Market Street or CUB Funding) to repurchase the non-conforming mortgage loans. Additionally, FNMA, FHLMC, GNMA, VA and FHA may require the mortgage companies to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and FHLMC. See "Recently Enacted and Proposed Legislation."

4.  Recently Enacted and Proposed Legislation

    The Housing and Community Development Act of 1992 ("HCDA") established housing goals for FNMA and FHLMC for low- and moderate-income housing, special affordable housing, and central cities, rural areas, and other under-served areas, each as defined by the Act. Each of FNMA and FHLMC is required to (i) review its underwriting guidelines, (ii) take affirmative steps to assist primary lenders such as the Company in making housing credit available in areas with concentrations of low income and minority families, (iii) collect expanded data from seller servicers on mortgage loans (including race, gender and income of mortgagors), and (iv) assist governmental agencies in investigations of, and take remedial actions against, mortgage lenders violating the Fair Housing Act or Equal Credit Opportunity Act.

        Effective January 2, 1996, the Secretary of Housing and Urban Development has adopted regulations governing FNMA and FHLMC, including the establishment of housing goals. In general, the annual goals are stated as a percentage of the number of dwelling units financed by each agency's mortgage purchases during the year. The aggregate of the goals for the HCDA - established categories for each of FNMA and FHLMC under the proposed regulations are 73% for 1996, 80% for each of the years 1997 through 1999, with new annual goals to be adopted for 2000 and subsequent years (pending which adoption, the 1999 standards would continue on an interim basis).

        HCDA also established the Office of Federal Housing Enterprise Oversight ("OFHEO"), a new supervisory authority over FNMA and FHLMC. In July 1996, OFHEO adopted final regulations implementing the minimum capital and capital classification provisions of HCDA applicable to FNMA and FHLMC. OFHEO is currently developing the components of a risk-based capital regulation to be applied to the two companies. It is not possible to predict the potential impact upon the Company, if any, of compliance by FNMA and FHLMC with the requirements of HCDA and such regulations.

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

        In November 1995, Michigan exercised its right to opt-in early to the Riegle-Neal Act, and also permitted non-U.S. banks to establish branch offices in Michigan. As further amended in 1996, the Michigan Banking Code permits, in appropriate circumstances and with notice to, or the approval of the Commissioner of the FIB, (i) the acquisition of Michigan-chartered banks (such as Republic Bank) by FDIC-insured banks, savings banks, or savings and loan associations located in other states, (ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings and loan association located in a State in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity, (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another State, (iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another State, (v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other States with the resulting organization chartered either by Michigan or one of such other States,
    (vi) the establishment by Michigan-chartered banks of branches located in other States, the District of Columbia, or U.S. territories or protec-torates, (vii) the establishment of branches in Michigan by FDIC-insured banks located in other States, the District of Columbia or U.S. terri-tories or protectorates having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction, and (viii) the establishment by foreign banks of branches located in Michigan. In 1996, the Michigan Legislature enacted legislation authorizing formation of savings banks chartered by the Commissioner of the FIB.

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

        The new regulations will be applied in phases over a two-year transition period. In general, the new rules require an evaluation of a bank's actual performance in making home mortgage, small business, small farm, and community development loans and qualified community development investments, and in effectively delivering retail banking services, or, at the option of the bank, the bank's accomplishment of a strategic plan developed by the bank and previously approved by the responsible Federal agency. The new regulations also alter record-keeping, reporting and disclosure requirements, provide procedures for consideration of loans made by affiliates, and provide more detailed, uniform definitions of the performance ratings assigned to each institution by the responsible Federal agency.

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

        As part of the Omnibus Consolidated Appropriations Act ("OCAA"), Congress (a) imposed a one-time special assessment on all SAIF-insured deposits, (b) imposed on BIF-insured deposits a continuing assessment to defray a portion of the cost of retiring bonds issued by the Financing Corporation, and (c) upon satisfaction of certain conditions, mandated the merger of the BIF and SAIF as a single fund (the "DIF") on January 1, 1999. OCAA also amended numerous federal laws regarding consumer credit, including the Truth-In-Lending Act and the Real Estate Settlement Procedures Act (to simplify consumer disclosures with respect to home mortgage loans) and, effective September 30, 1997, the Fair Credit Reporting Act (to permit bank holding companies and their subsidiaries to share information concerning their customers, and also imposing duties on businesses reporting information to credit bureaus).

        Bills which would repeal certain of the investment banking restrictions applicable to commercial banks under the Banking Act of 1933, commonly known as the Glass-Steagall Act are currently pending in Congress. There can be no assurance whether, or in what form, any of these bills will become law.

5.  Regulation of Proposed Acquisitions

    In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, the BHC Act no longer prevents the Federal Reserve Board from approving the acquisition by a bank holding company of a bank located in another State because of contrary State law. See "Recently Enacted and Proposed Legislation."

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

        Each of the foregoing types of applications is subject to public notice and comment procedures, and, in many cases, to prior notice and/or approval of State bank regulatory authorities. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the thirtieth calendar day (or if the Attorney General has made no adverse comment to the Federal Reserve Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Attorney General) after final approval of the transaction by the Federal depository institution regulatory agency.

        As amended by OCAA in 1996, the BHC Act now permits bank holding companies (such as the Company) which satisfy statutory criteria as well-managed and well-capitalized and which own well-capitalized and well-managed depository institution subsidiaries, subject to certain limitations based upon a percentage of assets and capital and without prior notice to or approval of the Federal Reserve Board, to engage de novo in activities previously determined by regulation of the Board to be so clearly related to banking as to be a proper incident thereto. Such bank holding companies must provide a written notice to the Board within 10 days of commencing such an activity. In addition, such bank holding companies may, subject to similar limitations, engage de novo in non-banking activities already approved by the Board by order, or acquire companies engaged in any such non-banking activity, upon 12 business days' prior written notice to the Board.

        Bank holding companies not satisfying the statutory criteria, and any bank holding company proposing a transaction not meeting the asset and capital limitations or involving a non-banking activity not yet approved by regulation or order of the Federal Reserve Board, must provide prior written notice to the Board, generally 60 days in advance of the proposed transaction.

        In evaluating a written notice of such a transaction, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notificant, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the Company. The Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Board. This required regulatory written notice is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by regulatory agencies, may delay or prevent consummation of such an acquisition. If such a proposed acquisition is not disapproved or subjected to conditions by the Board within the applicable notice period, it is deemed approved by the Board. Such an acquisition may also require 30 days' prior notice to the Department of Justice and the Federal Trade Commission.

ITEM 2.  PROPERTIES

    The executive offices of the Company are located in a two-story building at 1070 East Main Street in Owosso, Michigan. At December 31, 1996, the Company had 36 banking locations, of which 17 are owned and 19 are leased, and 70 mortgage loan production offices, all of which are leased except one which is owned. All of these offices are considered by management to be well maintained and adequate for the purpose intended. Refer to Notes
7 and 17 in the Notes to Consolidated Financial Statements incorporated by reference into Item 8 of this document for further information on properties.


ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to certain ordinary, routine legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate outcome with respect to these matters cannot be ascertained, management does not believe that the aggregate liability, if any, resulting from such actions would have a material adverse affect on the Company's financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    For information regarding the Company's Common Stock, including the quarterly high and low sales price as reported on the Nasdaq Stock Market and cash dividends declared and paid, refer to the "Summary of Common Share Market Data," on page 27 of the registrant's 1996 Annual Report to Shareholders and "Table 1. Five Year Summary of Selected Financial Data," on page S-1 of the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement, herein incorporated by reference. There were 4,785 shareholders of record of the Company's common stock and approximately 13,500 total shareholders as of March 7, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth in "Table 1. Five Year Summary of Selected Financial Data," on page S-1 of the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement is herein incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages S-2 to S-19 of the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information set forth in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, together with the report thereon by Deloitte & Touche LLP, on pages S-20 to S-47 of the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement is herein incorporated by reference.

    The unaudited information presented in the "Quarterly Data" table on page 27 of the registrant's 1996 Annual Report to Shareholders is herein incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

    The information set forth under the caption "Board of Directors" on pages 10 to 11 of the registrant's 1997 Proxy Statement is herein incorporated by reference.

Executive Officers

    The following is a list of all the executive officers (5) of the Company as of March 1, 1997. There are no family relationships between any of the executive officers.

                                                                                       Officer
Name                                Age                  Title                          Since
----                                ---                  -----                         -------
Jerry D. Campbell.................. 56      Chairman of the Board and                   1985
                                              Chief Executive Officer

Dana M. Cluckey.................... 37      President and Chief Operating Officer       1986

Barry J. Eckhold................... 50      Vice President and Chief Credit Officer     1990

Thomas F. Menacher................. 40      Senior Vice President, Treasurer and
                                               Chief Financial Officer                  1992

George E. Parker, III.............. 62      General Counsel and Corporate Secretary     1997


ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the captions "Personnel, Compensation and Nominating Committee Report" on pages 13 to 16 and "Compensation of Executive Officers" on pages 17 to 18 of the registrant's 1997 Proxy Statement is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Voting Securities" on pages 7 to 9 of the registrant's 1997 Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" on page 19 of the registrant's 1997 Proxy Statement is herein incorporated by reference.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Data incorporated by reference from the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement:

                                                                                      Page
                                                                                      ----
        Consolidated Balance Sheets, December 31, 1996 and 1995                      S - 20
        Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994                                          S - 21
        Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1996, 1995 and 1994                                          S - 22
        Consolidated Statements of Cash Flows for the years ended
           December 31, 1996,1995 and 1994                                      S - 23 to S - 24
        Notes to Consolidated Financial Statements                              S - 25 to S - 45
        Independent Auditors' Report                                                 S - 47

    2. All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not required or not applicable.

    3.  All applicable exhibits are included in (c) below.

(b)     No reports on Form 8-K were filed during the fourth quarter of 1996.

(c) Exhibits

    3(a) Articles of Incorporation are incorporated herein by reference to
         Exhibit 3(a) to Form 10K filed March 17, 1994.

    3(b) Bylaws, as amended, are incorporated herein by reference to Exhibit
         3(b) to Registration Statement on Form S-4 filed March 1, 1990, Registration No. 33-33811.

    4(a) Debenture Purchase Agreement dated as of March 30, 1994, between the
         Company and Scudder, Stevens & Clark, Inc., Business Men's Assurance Company of America, Columbus Life Insurance Company and Mutual of America Life Insurance Company, related to 7.17% Senior Debentures due 2001, filed as Exhibit 4(p) to Form 10-K filed March 27, 1995, is incorporated herein by reference.

    4(b) Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.75% Senior Debentures due January 15, 2001 and 6.95% Senior Debentures due January 15, 2003, filed as Exhibit 4(c) to Form 10-K filed March 29, 1996, is incorporated herein by reference.

    10(a)Non-Qualified Stock Option Plan of the Company, effective March 24,
         1986, as amended and restated, filed as Exhibit 10(b) to Form 10-K filed March 23, 1993, is incorporated herein by reference.

    10(b)1997 Stock Option Plan of the Company, effective January 16, 1997, subject to shareholder approval.

    10(c)Restricted Stock Plan of the Company, effective March 24, 1986, as amended and restated.

    10(d)Form of Indemnity Agreement and Schedule of officers and directors of the Company who executed such agreements, filed as Exhibit 10(e) to Form S-2 filed February 28, 1992, Registration No. 33-46069, is incorporated herein by reference.

    10(e)Directors Compensation Plan of the Company, adopted by the Board of Directors on October 15, 1992, filed as Exhibit 10(e) to Form 10-K filed March 23, 1993, is incorporated herein by reference.

    10(f)Deferred Compensation Plan of the Company, adopted by the Board of Directors on December 16, 1993, filed as Exhibit 10(e) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

    10(g)First Amended and Restated Agreement and Plan of Reorganization, dated as of October 29, 1992, by and between the Company and Horizon Financial Services, Inc., filed as Exhibit 2 to Form 8-K filed November 6, 1992, is incorporated herein by reference.

    10(h)Agreement and Plan of Merger between the Company and Premier
         Bancorporation, Inc., dated as of March 31, 1993, filed as Exhibit 28(c) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

    10(i)Purchase and Sale Agreement by and between Republic Bancorp Inc.
         ("Purchaser") and California United Bank, National Association ("Seller"), dated October 22, 1993, filed as Exhibit 28(e) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

    10(j)Purchase and Sale Agreement by and between Republic Bank ("Seller") and CB North ("Purchaser"), dated as of September 27, 1994, filed as
         Exhibit 28(g) to Form 10-K filed March 27, 1995, is incorporated herein by reference.

    10(k)Form of Servicing and Disposition Agreement for Inventory and
         Construction Loan Portfolio, dated November 21, 1992 between Market Street Mortgage Corporation and the Company, filed as Exhibit 2(b) to Form 8-K filed November 23, 1992, is incorporated herein by reference.

    11. Statement re: computation of per share earnings is herein incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report Supplement to the 1997 Proxy Statement, filed herewith as Exhibit 13.

    13. 1996 Annual Report to Shareholders and 1996 Annual Report Supplement to the 1997 Proxy Statement.

    21. Subsidiaries of the Registrant are herein incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report Supplement to the 1997 Proxy Statement, filed herewith as Exhibit 13.

    23. Consent of Deloitte & Touche LLP, independent auditors, to incorporation by reference to its report dated January 16, 1997 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and into the Company's Registration Statements on Form S-8 dated December 4, 1992, Registration No. 33-55336, and Form S-8 dated December 4, 1992, Registration No. 33-55304, and Form S-8 dated May 10, 1993, Registration No. 33-62508, and the Company's Registration Statement on Form S-3 dated May 26, 1993, Registration No. 33-61842.

    27. Financial Data Schedule containing summary financial information extracted from the consolidated balance sheet as of December 31, 1996, consolidated statement of income for the year ended December 31, 1996, and accompanying notes thereto, as well as Management's Discussion and Analysis included in the registrant's 1996 Annual Report Supplement to the 1997 Proxy Statement.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 1997.


/s/ Jerry D. Campbell                       /s/ Thomas F. Menacher
---------------------                       ----------------------
Jerry D. Campbell                           Thomas F. Menacher, CPA
Chairman of the Board                       Senior Vice President, Treasurer
and Chief Executive Officer                 and Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity of Directors of the Company on the 21st day of March 1997.


/s/ Jerry D. Campbell
----------------------------                       ---------------------------
Jerry D. Campbell                                  Stephen M. Klein


/s/ Dana M. Cluckey                                /s/ John J. Lennon
----------------------------                       ---------------------------
Dana M. Cluckey                                    John J. Lennon


/s/ Bruce L. Cook                                  /s/ Sam H. McGoun
----------------------------                       ---------------------------
Bruce L. Cook                                      Sam H. McGoun


/s/ Richard J. Cramer
----------------------------                       ---------------------------
Richard J. Cramer                                  Kelly E. Miller


/s/ George A. Eastman                              /s/ Joe D. Pentecost
----------------------------                       ---------------------------
George A. Eastman                                  Joe D. Pentecost


/s/ Howard J. Hulsman                              /s/ George B. Smith
----------------------------                       ---------------------------
Howard J. Hulsman                                  George B. Smith


                                                   /s/ Jeoffrey K. Stross
----------------------------                       ---------------------------
Gary Hurand                                        Jeoffrey K. Stross


/s/ Dennis J. Ibold
----------------------------
Dennis J. Ibold

                          [Intentionally Left Blank]