Form 10-Q
period 1997-03-31
REPUBLIC BANCORP INC
filed 1997-05-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997           Commission File Number 0-15734


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

                               YES  X     NO
                                   ---       ---



        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 1997:

Common Stock, $5 Par Value .............................    16,919,892 Shares

                                    INDEX


PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996 .................................   3

               Consolidated Statements of Income for the Three
               Months Ended March 31, 1997 and 1996...................   4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 and 1996...................   5

               Notes to Consolidated Financial Statements.............   6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.......... 7 - 16


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings......................................  17

     Item 2.   Changes in Securities..................................  17

     Item 4.   Submission of Matters to a Vote of Security Holders....  17

     Item 6.   Exhibits and Reports on Form 8-K.......................  18

SIGNATURE ............................................................  19

EXHIBITS..............................................................20 - 21

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                            March 31,     December 31,
(Dollars in thousands)                                        1997            1996
-------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ............................    $    27,741     $    40,114
Mortgage loans held for sale .........................        294,860         329,157
Securities available for sale (amortized cost of
  $233,654 and $232,388, respectively) ...............        229,232         228,621
Loans ................................................        829,905         784,628
  Less allowance for loan losses .....................         (4,983)         (4,709)
                                                          -----------     -----------
Net loans ............................................        824,922         779,919
                                                          -----------     -----------
Premises and equipment, net of depreciation ..........         12,243          15,008
Mortgage servicing rights ............................         45,245          44,398
Other assets .........................................         45,502          53,148
                                                          -----------     -----------
    Total assets .....................................    $ 1,479,745     $ 1,490,365
                                                          ===========     ===========

LIABILITIES
Deposits:
  Noninterest-bearing ................................    $   111,839     $   126,940
  Interest-bearing ...................................        906,776         886,767
                                                          -----------     -----------
    Total deposits ...................................      1,018,615       1,013,707
Federal funds purchased and securities sold under
  agreements to repurchase ...........................         78,802         115,156
Other short-term borrowings ..........................          3,889           5,986
FHLB advances ........................................        159,632         134,200
Accrued expenses and other liabilities ...............         49,573          49,243
Long-term debt .......................................         47,500          49,189
                                                          -----------     -----------
    Total liabilities ................................      1,358,011       1,367,481

Minority interest ....................................          1,017           1,069
                                                          -----------     -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
  and convertible; 5,000,000 shares authorized,
  none issued and outstanding ........................             --              --
Common stock, $5 par value, 30,000,000 shares
  authorized; 17,046,092 and 17,129,142 shares
  issued and outstanding, respectively ...............         85,230          85,646
Capital surplus ......................................         35,036          37,538
Retained earnings ....................................          3,326           1,079
Net unrealized losses on securities available for sale         (2,875)         (2,448)
                                                          -----------     -----------
    Total shareholders' equity .......................        120,717         121,815
                                                          -----------     -----------
    Total liabilities and shareholders' equity .......    $ 1,479,745     $ 1,490,365
                                                          ===========     ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
(In thousands, except per share data)                          1997       1996
-------------------------------------------------------------------------------
Interest Income:
Loans, including fees ...................................   $ 21,530   $ 19,074
Investment securities ...................................      3,366      4,820
Short-term investments ..................................        150        268
                                                            --------   --------
      Total interest income .............................     25,046     24,162
                                                            --------   --------

Interest Expense:
Demand deposits .........................................        311        351
Savings and time deposits ...............................     10,756     10,088
Short-term borrowings ...................................      1,254      3,307
FHLB advances ...........................................      1,847      1,246
Long-term debt ..........................................        889      1,069
                                                            --------   --------
      Total interest expense ............................     15,057     16,061
                                                            --------   --------
Net interest income .....................................      9,989      8,101
Provision for loan losses ...............................        297         65
                                                            --------   --------
Net interest income after provision for loan losses .....      9,692      8,036
                                                            --------   --------

Noninterest Income:
Service charges .........................................        352        319
Mortgage banking ........................................     18,950     19,444
Gains on sale of securities .............................         37        435
Gains on sale of SBA loans ..............................        184        220
Other noninterest income.................................        813        245
                                                            --------   --------
      Total noninterest income ..........................     20,336     20,663
                                                            --------   --------

Noninterest Expense:
Salaries and employee benefits ..........................     10,033     10,172
Mortgage loan commissions ...............................      5,116      5,546
Occupancy expense of premises ...........................      1,733      1,451
Equipment expense .......................................      1,101      1,170
Other noninterest expense................................      6,170      5,849
                                                            --------   --------
      Total noninterest expense .........................     24,153     24,188
                                                            --------   --------
Income before income taxes and extraordinary item .......      5,875      4,511
Provision for income taxes ..............................      1,919      1,496
                                                            --------   --------
Income before extraordinary item ........................      3,956      3,015
Extraordinary item (early redemption of debt, net of tax)         --       (388)
                                                            --------   --------
Net Income ..............................................   $  3,956   $  2,627
                                                            ========   ========

Income per common share before extraordinary item .......   $    .23   $    .16
Extraordinary item ......................................         --       (.02)
                                                            --------   --------
Net income per common share - primary and fully diluted .   $    .23   $    .14
                                                            ========   ========
Average common shares outstanding - fully diluted .......     17,543     18,465
                                                            ========   ========
Cash dividends declared per common share ................   $    .10   $    .09
                                                            ========   ========

See notes to consolidated financial statements.

                                      4

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31  (In thousands)                      1997          1996
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income .................................................   $   3,956    $   2,627
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..........................       1,280        1,303
    Amortization of mortgage servicing rights ..............       1,474        2,112
    Net gains on sale of securities available for sale .....         (37)        (435)
    Net gains on sale of mortgage servicing rights .........      (3,402)      (7,161)
    Net gains on sale of loans .............................      (1,167)      (1,574)
    Origination of mortgage loans held for sale ............    (654,594)    (827,637)
    Proceeds from sales of mortgage loans held for sale ....     688,891      835,812
    (Increase) decrease in other assets ....................       7,631       (2,867)
    Increase in other liabilities ..........................         330       17,390
    Other, net .............................................        (289)         (99)
                                                               ---------    ---------
      Total adjustments ....................................      40,117       16,844
                                                               ---------    ---------
         Net cash provided by operating activities .........      44,073       19,471
                                                               ---------    ---------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale ........      11,024       67,946
Proceeds from maturities/prepayments of securities
  available for sale .......................................       5,226        8,249
Purchases of securities available for sale .................     (17,658)     (69,937)
Proceeds from sale of loans ................................      61,962       47,629
Net increase in loans made to customers ....................    (104,880)     (31,928)
Proceeds from sale of fixed assets .........................       3,550           --
Proceeds from sale of mortgage servicing rights ............       1,084        9,878
Additions to mortgage servicing rights .....................      (3,041)      (4,203)
                                                               ---------    ---------
         Net cash (used in) provided by investing activities     (42,733)      27,634
                                                               ---------    ---------

Cash Flows From Financing Activities:
Net increase in deposits ...................................       4,908       50,282
Net decrease in short-term borrowings ......................     (38,451)    (111,383)
Net increase in short-term FHLB advances ...................      23,000        5,000
Net increase in long-term FHLB advances ....................      12,432        7,500
Payments on long-term FHLB advances ........................     (10,000)          --
Proceeds from issuance of senior debentures,
  net of issuance costs ....................................          --       22,242
Payments on long-term debt .................................      (1,689)     (25,162)
Net proceeds from issuance of common shares ................         570          553
Repurchase of common shares ................................      (2,766)      (3,278)
Dividends paid .............................................      (1,717)      (1,491)
                                                               ---------    ---------
         Net cash used in financing activities .............     (13,713)     (55,737)
                                                               ---------    ---------

Net decrease in cash and cash equivalents ..................     (12,373)      (8,632)
Cash and cash equivalents at beginning of period ...........      40,114       39,641
                                                               ---------    ---------
Cash and cash equivalents at end of period .................   $  27,741    $  31,009
                                                               =========    =========

See notes to consolidated financial statements.

                                      5

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)                       1997      1996
                                     ----      ----
Cash paid during the period for:
    Interest ...................   $13,905   $16,455
    Income taxes ...............   $    --   $    --

Non-cash investing activities:
    Portfolio loan charge-offs .   $    55   $   121

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $4.0 million for the quarter ended March 31, 1997, an increase of 51% when compared to $2.6 million earned in the first quarter of 1996. Fully diluted earnings per share for the quarter were $0.23, up 64% from $0.14 for the same period last year. Return on average shareholders' equity was 13.03% and return on average assets was 1.12% for the quarter, compared to 8.35% and 0.73%, respectively, in 1996.


RESULTS OF OPERATIONS

Mortgage Banking

The following discussion provides information that relates specifically to the Company's mortgage banking segment, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue accounted for approximately 93% of total noninterest income for the quarter ended March 31, 1997.

The Company closed $733.8 million in single-family residential mortgage loans in the first quarter of 1997, a 14% decline when compared to $855.5 million closed in the same period last year. This decrease in mortgage loan closings was principally due to a reduction in the Company's wholesale mortgage production activities. In the first quarter of 1997 and 1996, wholesale mortgage loan closings were $128.0 million and $248.7 million, respectively. Retail production remained relatively consistent between the periods indicated.

Mortgage banking income decreased $494,000, or 3%, primarily due to declines in mortgage loan production and mortgage loan servicing income. The following table summarizes the Company's income from mortgage banking activities:

                                                        Three Months Ended
                                                             March 31,
(In thousands)                                            1997       1996
---------------------------------------------------------------------------
Mortgage loan production income .....................   $ 17,222   $ 17,547
Net mortgage loan servicing income ..................      1,728      2,017
Gain (loss) on sale of bulk mortgage servicing rights         --       (120)
                                                        --------   --------
     Total mortgage banking income ..................   $ 18,950   $ 19,444
                                                        ========   ========


Mortgage loan production income includes fee income derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold. Mortgage production income declined less than 2% to $17.2 million for the quarter ended March 31, 1997, primarily due to fewer mortgage loan sales. Sales of the Company's single-family mortgage loans decreased to $747 million during the first quarter of 1997 from $897 million a year ago, reflecting the decline in wholesale originations. Despite the reduction in originations, profitability levels improved as the ratio of mortgage production income to mortgage loans sold increased 34 basis points to 230 basis points for the three months ended March 31, 1997, from 196 basis points for the corresponding period in 1996.

Loans serviced for the benefit of others totaled $2.7 billion at March 31, 1997 and December 31, 1996, compared to $3.8 billion at March 31, 1996. Net mortgage loan servicing income declined 14% to $1.7 million for the first quarter of 1997 from $2.0 million a year ago, reflecting a reduction in the size of the servicing portfolio in 1996 as the Company concentrated its mortgage servicing activities at its mortgage company subsidiary, Market Street Mortgage Corporation.

The Company periodically sells mortgage servicing rights (MSRs) from its servicing portfolio through bulk sales. During the first quarter of 1997, no MSRs were sold in this manner. In the first quarter of 1996, sales of bulk mortgage servicing rights for loans with a principal balance of $218.6 million resulted in a net loss of $120,000.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking segment.

Net Interest Income

The following discussion should be read in conjunction with Table I which provides a detailed analysis of the components impacting net interest income for the quarters ended March 31, 1997 and 1996.

Net interest income, on a fully taxable equivalent (FTE) basis, rose $2.0 million, or 25%, to $10.1 million for the quarter ended March 31, 1997 from $8.1 million in 1996, primarily due to strong portfolio loan growth and a decline in short-term borrowings. Average portfolio loans increased $237.8 million, or 41%, to $819.5 million, reflecting growth across all lending categories. This growth was partially funded by reductions in the average balances of investment securities and mortgage loans held for sale. Average warehouse lines of credit and other short-term borrowings decreased $123.0 million, or 58%, since the first quarter of 1996, primarily due to the Company's replacement of third-party warehouse lines of credit used to fund mortgage loan originations with interest-bearing deposits and short-term borrowings from Republic Bank and Republic Savings Bank.

The net interest margin (FTE) increased 61 basis points to 3.13% for the quarter ended March 31, 1997, from 2.52% for the similar period in 1996. The expansion in the margin was partly due to a favorable shift in the mix of earning assets away from lower-yielding investment securities to higher-yielding residential, commercial and installment loan products. This shift resulted in a 28 basis point increase in the yield on average earning assets. Also contributing to the higher margin was a 27 basis point decline in the average cost of funds on interest-bearing liabilities, particularly time deposits and short-term borrowings used to fund mortgage loan originations.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 1997 was relatively unchanged compared to the amount reported for the same period in 1996, as the impact of the lower level of originations on mortgage loan commissions paid was offset by slight increases in occupancy and other operating expenses.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                        Three Months Ended                     Three Months Ended
                                                          March 31, 1997                         March 31, 1996
--------------------------------------------------------------------------------------------------------------------------
                                                 Average                   Average       Average                   Average
(Dollars in thousands)                          Balance(1)     Interest      Rate       Balance(1)      Interest    Rate
--------------------------------------------------------------------------------------------------------------------------
Assets:
Short-term investments ...................     $    12,490   $       149     4.84%     $    20,453   $       268    5.24%
Mortgage loans held for sale .............         239,755         4,661     7.78          370,906         6,927    7.47
Investment securities available for sale .         224,115         3,516     6.28          314,789         4,820    6.12
Commercial loans .........................         198,179         4,720     9.66          141,215         3,382    9.58
Real estate mortgage loans ...............         536,831        10,076     7.51          374,268         7,131    7.62
Installment loans ........................          84,520         2,073     9.95           66,281         1,634    9.86
                                               -----------   -----------     ----      -----------   -----------    ----
  Loans, net of unearned income ..........         819,530        16,869     8.28          581,764        12,147    8.35
                                               -----------   -----------     ----      -----------   -----------    ----
    Total interest earning assets ........       1,295,890        25,195     7.78        1,287,912        24,162    7.50
Allowance for loan losses ................          (4,801)                                 (4,950)
Cash and due from banks ..................          20,622                                  22,492
Other assets .............................         105,890                                 122,863
                                               -----------                             -----------
    Total assets .........................     $ 1,417,601                             $ 1,428,317
                                               ===========                             ===========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..........     $    57,487           311     2.19     $     60,202           351    2.33
Savings deposits .........................         263,860         2,812     4.32          195,783         1,874    3.83
Time deposits ............................         567,210         7,944     5.68          547,212         8,214    6.00
                                               -----------   -----------     ----      -----------   -----------    ----
  Total interest-bearing deposits ........         888,557        11,067     5.05          803,197        10,439    5.20
Warehouse lines of credit ................              --            --       --           87,612         1,501    6.85
Other short-term borrowings ..............          88,308         1,254     5.76          123,711         1,806    5.84
FHLB advances ............................         127,485         1,847     5.88           84,715         1,246    5.88
Long-term debt ...........................          49,292           889     7.21           55,486         1,069    7.71
                                               -----------   -----------     ----      -----------   -----------    ----
    Total interest-bearing liabilities ...       1,153,642        15,057     5.29        1,154,721        16,061    5.56
                                                             -----------     ----                    -----------    ----
Noninterest-bearing deposits .............         111,111                                 124,024
Other liabilities ........................          31,378                                  23,699
                                               -----------                             -----------
    Total liabilities ....................       1,296,131                               1,302,444
Shareholders' equity .....................         121,470                                 125,873
                                               -----------                             -----------
    Total liabilities and
      shareholders' equity ...............     $ 1,417,601                             $ 1,428,317
                                               ===========                             ===========
Net interest income/Rate spread (FTE) ....                   $    10,138     2.49%                   $     8,101    1.94%
                                                             ===========     ====                    ===========    ====
Net interest margin (FTE) ................                                   3.13%                                  2.52%
                                                                             ====                                   ====
Increase (decrease) due to change in:   Volume(2)      Rate(2)    Net Inc(Dec)
------------------------------------------------------------------------------
Interest income:
Short-term investments ...........      $   (99)      $   (20)      $  (119)
Mortgage loans held for sale .....       (2,539)          273        (2,266)
Investment securities
  available for sale .............       (1,420)          116        (1,304)
Commercial loans .................        1,311            27         1,338
Real estate mortgage loans .......        3,053          (108)        2,945
Installment loans ................          426            13           439
                                        -------       -------       -------
  Loans, net of unearned income ..        4,790           (68)        4,722
                                        -------       -------       -------
    Total interest income ........          732           301         1,033

Interest expense:
Interest-bearing demand deposits .          (17)          (23)          (40)
Savings deposits .................          684           254           938
Time deposits ....................          249          (519)         (270)
                                        -------       -------       -------
  Total interest-bearing deposits           916          (288)          628
Warehousing lines of credit ......       (1,501)           --        (1,501)
Other short-term borrowings ......         (527)          (25)         (552)
FHLB advances ....................          601            --           601
Long-term debt ...................         (114)          (66)         (180)
                                        -------       -------       -------
    Total interest expense .......         (625)         (379)       (1,004)
                                        -------       -------       -------
Net interest income ..............      $ 1,357       $   680       $ 2,037
                                        =======       =======       =======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS

ASSETS

Total assets decreased $10.6 million, or less than 1%, to $1.48 billion at March 31, 1997 from $1.49 billion at December 31, 1996, as an increase in portfolio loans was more than offset by declines in mortgage loans held for sale, cash, premises and equipment and other assets.

Securities

Investment securities available for sale remained relatively flat since year-end 1996, increasing less than 1% to $229.2 million, or 15.5% of total assets, at March 31, 1997 from $228.6 million, or 15.3% of total assets, at December 31, 1996. The Company's securities portfolio serves as a source of liquidity and earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk. The portfolio is comprised primarily of U.S. Government agency obligations, obligations collateralized by U.S. Government agencies, mainly in the form of mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. With the exception of municipal obligations, the maturity structure of the securities portfolio is generally short-term in nature or indexed to variable rates. At March 31, 1997, the estimated average maturity of fixed rate investment securities, excluding municipal securities, ranged from 0.3 year to 4.5 years.

The following table details the composition, amortized cost and fair value of the Company's available-for-sale securities portfolio at March 31, 1997:

                                                       Available-for-Sale Securities
                                             --------------------------------------------------
                                             Amortized    Unrealized    Unrealized      Fair
(In thousands)                                  Cost         Gains        Losses        Value
-----------------------------------------------------------------------------------------------
Debt Securities:
  U.S. Government agency obligations ..      $ 40,840      $     29      $    360      $ 40,509
  Collateralized mortgage obligations .        92,109            21         1,415        90,715
  Mortgage-backed securities ..........        59,659             5         1,608        58,056
  Municipal and other securities ......        20,980            33           356        20,657
                                             --------      --------      --------      --------
    Total Debt Securities .............       213,588            88         3,739       209,937
Equity securities .....................        20,066            --           771        19,295
                                             --------      --------      --------      --------
    Total Available-for-Sale Securities      $233,654      $     88      $  4,510      $229,232
                                             ========      ========      ========      ========


Gross realized gains and losses on sales of available-for-sale securities were $48,000 and $11,000, respectively, for the quarter ended March 31, 1997.

Certain securities having a carrying value of approximately $73.0 million and $65.0 million at March 31, 1997 and December 31, 1996, respectively, were pledged to secure repurchase agreements, FHLB advances, public and other deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale declined $34.3 million, or 10%, to $294.9 million at March 31, 1997 from $329.2 million at December 31, 1996, reflecting the lower volume of originations in the first quarter compared to the fourth quarter of 1996.

Portfolio Loans

Total portfolio loans increased $45.3 million, or 6%, to $829.9 million at March 31, 1997 from $784.6 million at December 31, 1996, reflecting growth across all lending areas.

The residential mortgage portfolio loan balance rose $20.8 million, or 4%, since year-end 1996 to $527.8 million at March 31, 1997 in response to increased consumer demand for adjustable rate and jumbo mortgage loans. The installment loan portfolio balance, which is predominantly comprised of home equity loans, grew $5.5 million, or 7%, to $88.0 million at March 31, 1997.

The commercial loan balance increased $19.0 million, or 10%, since year-end 1996 to $214.2 million at March 31, 1997, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the first quarter of 1997, the Company closed $4.2 million of Small Business Administration (SBA) loans, a 34% increase from the $3.1 million closed in the first quarter of 1996. The Company sold $2.1 million and $2.5 million of the guaranteed portion of SBA loans in the first three months of 1997 and 1996, respectively, resulting in gains of $184,000 and $220,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                          March 31, 1997         December 31, 1996
                                       -------------------     --------------------
(Dollars in thousands)                  Amount     Percent       Amount     Percent
-----------------------------------------------------------------------------------
Commercial loans:
  Commercial and industrial .....      $ 28,133       3.4%      $ 29,483       3.8%
  Real estate construction ......        28,207       3.4         32,946       4.2
  Commercial real estate mortgage       157,841      19.0        132,763      16.9
                                       --------     -----       --------     -----
       Total commercial loans ...       214,181      25.8        195,192      24.9
Residential real estate mortgages       527,764      63.6        506,944      64.6
Installment loans ...............        87,960      10.6         82,492      10.5
                                       --------     -----       --------     -----
      Total portfolio loans .....      $829,905     100.0%      $784,628     100.0%
                                       ========     =====       ========     =====


Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on residential real estate mortgage lending, real estate-secured commercial lending and home equity lending. As of March
31, 1997, such loans comprised 94.6% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association
(FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans are secured by real estate and are generally made to small and medium-sized businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending with conservative loan-to-value ratios is reflected in the Company's historically low net charge-off ratio percentages.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired through foreclosure or by deed in lieu of foreclosure and is classified as other assets on the balance sheet until such time as the property is sold. Commercial loans, residential real estate mortgage loans and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                 March 31,  December 31,   March 31,
(Dollars in thousands)                             1997        1996          1996
------------------------------------------------------------------------------------
Non-Performing Assets:
  Non-accrual loans:
    Commercial .............................      $1,025       $1,321       $1,358
    Residential real estate mortgages ......       4,677        3,968        1,399
    Installment ............................         127           50          290
                                                  ------       ------       ------
      Total non-accrual loans ..............       5,829        5,339        3,047
  Restructured loans .......................          --           --          587
                                                  ------       ------       ------
      Total non-performing loans ...........       5,829        5,339        3,634
  Other real estate owned ..................       1,811        1,250          985
                                                  ------       ------       ------
      Total non-performing assets ..........      $7,640       $6,589       $4,619
                                                  ======       ======       ======

Loans past due 90 days or more and still
 accruing interest:
  Commercial ...............................      $    8       $   --       $  129
  Residential real estate mortgages ........         277          548          239
  Installment ..............................          24           22           62
                                                  ------       ------       ------
      Total loans past due 90 days or more .      $  309       $  570       $  430
                                                  ======       ======       ======

Non-performing assets as a percentage of:
    Total portfolio loans and OREO (1) .....         .92%         .84%         .82%
    Total loans and OREO (2) ...............         .68%         .59%         .47%
    Total assets ...........................         .52%         .44%         .32%

(1)  Excludes mortgage loans held for sale.
(2)  Includes mortgage loans held for sale.

At March 31, 1997, approximately $8.4 million, or 1.01% of total portfolio loans were 30-89 days delinquent.

Allowance for Loan Losses

Management is responsible for maintaining an adequate allowance for loan losses. An appropriate level of the allowance is determined based on the application of projected loss percentages to risk-rated loans, both individually and by category. The projected loss percentages were developed giving consideration to actual loan loss experience, adjusted for current and prospective economic conditions. Management also considers other factors when assessing the adequacy of the allowance for loan losses, including loan quality, changes in the size and character of the loan portfolio and consultation with regulatory agencies. In addition, specific reserves are established for individual loans when deemed necessary by management.

Management believes the allowance for loan losses is adequate to meet potential losses in the loan portfolio that can be reasonably anticipated based on current conditions. In addition, 94.6% of the total loan portfolio at March 31, 1997, was secured by real estate, thereby, reducing potential losses. It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly and adversely affected.

The following table provides an analysis of the allowance for loan losses:

                                               Three Months Ended
                                                    March 31,
(Dollars in thousands)                          1997        1996
                                                ----        ----
Allowance for loan losses:
Balance at January 1 .......................   $ 4,709     $ 5,002
  Loans charged off ........................       (55)       (121)
  Recoveries of loans previously charged off        32          46
                                               -------     -------
    Net charge-offs ........................       (23)        (75)
  Provision charged to expense .............       297          65
                                               -------     -------
Balance at March 31 ........................   $ 4,983     $ 4,992
                                               =======     =======

Net charge-offs as a percentage
    of average portfolio loans
    outstanding ............................       .01%        .05%
Allowance for loan losses as a
    percentage of total portfolio loans
    outstanding at period-end ..............       .60         .89
Allowance for loan losses as a
    percentage of non-performing
    loans ..................................     85.48      137.35


Off-Balance Sheet Instruments

Unused commitments to extend credit totaled $335.1 million for residential real estate loans and $80.8 million for commercial real estate loans at March 31, 1997.

At March 31, 1997, the Company had outstanding $242.6 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $34.3 million of residential portfolio loans. Agreeing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period before the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties. At March 31, 1997, the Company had outstanding forward commitments to sell $478.2 million of residential mortgage loans, of which $294.9 million covered the mortgage loans held for sale balance and $183.3 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are scheduled to settle in the second quarter of 1997 without producing any material gains or losses.

LIABILITIES.

Total liabilities decreased $9.5 million to $1.36 billion at March 31, 1997 from $1.37 billion at December 31, 1996, as increases in FHLB advances and deposits were offset by declines in short-term borrowings and long-term debt.

Deposits

Total deposits remained relatively consistent with the year-end 1996 balance, increasing less than 1% to $1.02 billion at March 31, 1997. Noninterest-bearing deposits declined $15.1 million, or 12%, to $111.8 million from $126.9 million at year-end 1996. Interest-bearing deposits rose $20.0 million, or 2%, to $906.8 million at March 31, 1997 from $886.8 million at December 31, 1996, as funds were attracted to the Company's high-yield savings account.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 1997 and the year ended December 31, 1996, were as follows:

                                                   March 31, 1997                     December 31, 1996
                                       -----------------------------------   --------------------------------
                                                                 Average                             Average
                                       Ending       Average    Rate During   Ending      Average  Rate During
(Dollars in thousands)                 Balance      Balance      Period      Balance     Balance     Period
-------------------------------------------------------------------------------------------------------------
Federal funds purchased ........      $ 20,600      $ 15,123      5.60%     $ 67,900    $ 25,312     5.71%
Securities sold under agreements
  to repurchase ................        58,202        64,311      5.60        47,256     122,298     5.67
Other short-term borrowings ....         3,889         8,874      7.13         5,986      27,124     7.17
                                      --------      --------      ----      --------    --------     ----
    Total short-term borrowings       $ 82,691      $ 88,308      5.76%     $121,142    $174,734     5.91%
                                      ========      ========      ====      ========    ========     ====


Other short-term borrowings consisted of treasury, tax and loan demand notes (TT&L) at March 31, 1997. At December 31, 1996, other short-term borrowings were comprised of $4.0 million in TT&Ls, $1.9 million in borrowings outstanding under a revolving credit agreement with a financial institution and the current portion of long-term debt.

FHLB Advances

Republic Bank and Republic Savings Bank routinely borrow short- and long-term advances from the Federal Home Loan Bank (FHLB) to provide liquidity for mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the advances. FHLB advances outstanding as of the dates indicated were as follows:

                                  March 31, 1997         December 31, 1996
                               ---------------------   ---------------------
                                           Average                 Average
                               Ending      Rate At     Ending      Rate At
(Dollars in thousands)         Balance    Period-End   Balance    Period-End
----------------------------------------------------------------------------
Short-term  FHLB advances      $ 62,000      6.58%     $ 39,000      5.73%
Long-term FHLB advances .        97,632      5.87        95,200      6.22
                               --------      ----      --------      ----
    Total ...............      $159,632      6.14%     $134,200      5.89%
                               ========      ====      ========      ====

The long-term FHLB advances have original maturities ranging from June 1997 to October 2001.

Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

                                                         March 31,    December 31,
(Dollars in thousands)                                      1997             1996
----------------------------------------------------------------------------------
7.17% Senior Debentures due 2001 ..................      $ 25,000      $ 25,000
6.75% Senior Debentures due 2001 ..................         9,000         9,000
6.95% Senior Debentures due 2003 ..................        13,500        13,500
6.99% Mortgage Loan due 2000 ......................            --         1,792
                                                         --------      --------
                                                           47,500        49,292
Less current maturities included in other
  short-term borrowings ...........................            --          (103)
                                                         --------      --------
    Total long-term debt ..........................      $ 47,500      $ 49,189
                                                         ========      ========

In March 1997, the Company paid off the 6.99% Mortgage Loan due 2000 due to the sale of an office building of its affiliate, Republic Bancorp Mortgage Inc.

Capital

Shareholders' equity declined $1.1 million to $120.7 million at March 31, 1997 from $121.8 million at December 31, 1996. This decrease primarily reflects the repurchase of 272,300 shares of the Company's common stock under the previously announced stock repurchase program, less the reissuance of 60,300 shares to employees under the Company's restricted stock plan.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have an effect on the Company's financial statements. Capital adequacy guidelines require minimum capital ratios of 8.00% for Total risk-based capital, 4.00% for Tier 1 risk-based capital and 3.00% for Tier 1 leverage. To be considered well-capitalized under the regulatory framework for prompt corrective action, minimum capital ratios of 10.00% for Total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage must be maintained.

As of March 31, 1997, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                         March 31,   December 31,
                                                           1997         1996
                                                         ---------   ------------
Total capital to risk-weighted assets (1) ............    13.56%       13.84%
Tier 1 capital to risk-weighted assets (1) ...........    13.00        13.30
Tier 1 capital to average assets (1) .................     8.16         8.16

(1) As defined by the regulations.

As of March 31, 1997, the Company's Total risk-based capital was $119.9 million and Tier 1 risk-based capital was $114.9 million, an excess of $31.5 million and $61.9 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

Accounting Developments

On January 1, 1997, the Company adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, issued by the FASB in June 1996, pertaining to sales, securitizations and servicing of receivables and other financial assets and the extinguishment of liabilities without material impact to financial position and results of operations. The effective date for provisions of the Statement relating to repurchase agreements, securities lending and other similar transactions and pledged collateral was delayed until after December 31, 1997 through the issuance by the FASB of SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment to FASB Statement No. 125. The adoption of SFAS No. 127 is not expected to have a material impact on the Company's financial position and results of operations.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           In the ordinary course of business, the Company and its subsidiaries are parties to certain routine litigation. In the opinion of management, the aggregate liabilities, if any, arising from such legal proceedings would not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

Item 2.    Changes in Securities
           In February 1997, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on April 4, 1997 to shareholders of record March 7, 1997.

Item 4.    Submission of Matters to Vote of Security Holders.
           Republic Bancorp Inc. held its 1997 annual meeting of shareholders on April 23, 1997. The following directors were elected at the annual meeting to serve until the next annual meeting:

                                                                                  Abstentions and
           Director                      For          Against     Withheld       Broker Non-Votes
           --------                      ---          -------     --------       ----------------
           Jerry D. Campbell          15,037,656          0       134,898               330
           Dana M. Cluckey            15,038,205          0       134,349               330
           Bruce L. Cook              15,035,101          0       137,453               330
           Richard J. Cramer          15,038,218          0       134,336               330
           Dr. George A. Eastman      15,028,662          0       143,893               330
           Howard J. Hulsman          15,037,143          0       135,411               330
           Gary Hurand                14,998,869          0       173,685               330
           Dennis J. Ibold            15,038,010          0       134,544               330
           Stephen M. Klein           15,022,628          0       149,926               330
           John J. Lennon             15,036,731          0       135,823               330
           Sam H. McGoun              14,974,288          0       198,266               330
           Kelly E. Miller            15,000,274          0       172,280               330
           Joe D. Pentecost           15,023,060          0       149,494               330
           George B. Smith            15,034,017          0       138,537               330
           Dr. Jeoffrey K. Stross     15,033,759          0       138,795               330


           An Amendment of the Company's Articles of Incorporation was submitted to the shareholders for approval. The Articles of Incorporation, as amended, authorize the issuance of 30,000,000 shares of Common Stock, $5.00 par value, from 20,000,000 shares as previously authorized. The Articles of Incorporation, as amended, were approved at the annual meeting by the following votes:
           14,412,999 for; 547,025 against; 212,860 abstentions and broker non-votes.

           The Adoption of Republic Bancorp Inc.'s 1997 Stock Option Plan (the "1997 Plan") was submitted to the shareholders for approval. The 1997 Plan authorizes grants of stock options to officers and key employees of the Company and its subsidiaries up to a maximum of 750,000 shares of Common Stock. The 1997 Plan was approved at the annual meeting by the following votes: 13,330,140 for; 1,471,381 against; 371,363 abstentions and broker non-votes.

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




                                   REPUBLIC BANCORP INC.
                                   (Registrant)


Date:  May 14, 1997                BY: /s/ Thomas F. Menacher
                                      -------------------------------------
                                        Thomas F. Menacher
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)