Form 10-Q
period 1997-06-30
REPUBLIC BANCORP INC
filed 1997-08-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1997             Commission File Number 0-15734


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

                               YES__ X____ NO _______




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 1997:

Common Stock, $5 Par Value ...........................     16,913,205 Shares

                                    INDEX


PART I...FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996 .................................   3

             Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 1997 and 1996....................   4

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1997 and 1996....................   5

             Notes to Consolidated Financial Statements.............   6

   Item 2.   Management's Discussion and Analysis of
             Results of Operations and Financial Condition...........  7 - 18


PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings...................................   19

      Item 2.   Changes in Securities...............................   19

      Item 6.   Exhibits and Reports on Form 8-K....................   19

SIGNATURE       ....................................................   20

EXHIBITS............................................................   21 - 50

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                         June 30,      December 31,
(Dollars in thousands)                                     1997             1996
                                                         --------      ------------
ASSETS
Interest Income:
Cash and cash equivalents ............................ $    22,508    $    40,114
Mortgage loans held for sale .........................     367,190        329,157
Securities available for sale (amortized cost of
   $224,265 and $232,388, respectively) ..............     221,855        228,621
Loans ................................................     958,497        784,628
   Less allowance for loan losses ....................      (7,142)        (4,709)
                                                       -----------    -----------
Net loans ............................................     951,355        779,919
                                                       -----------    -----------
Premises and equipment, net of depreciation ..........      11,716         15,008
Mortgage servicing rights ............................      50,322         44,398
Other assets .........................................      46,662         53,148
                                                        ----------    -----------
     Total assets .................................... $ 1,671,608    $ 1,490,365
                                                       ===========    ===========

LIABILITIES
Noninterest-bearing deposits ......................... $   139,200    $   126,940
Interest-bearing deposits ............................     909,973        886,767
                                                       -----------    -----------
     Total deposits ..................................   1,049,173      1,013,707
Federal funds purchased and securities sold under
     agreements to repurchase ........................     160,788        115,156
Other short-term borrowings ..........................       6,649          5,986
Short-term FHLB advances .............................     115,483         39,000
Long-term FHLB advances ..............................     117,632         95,200
Accrued expenses and other liabilities ...............      51,127         49,243
Long-term debt .......................................      47,500         49,189
                                                       -----------    -----------
     Total liabilities ...............................   1,548,352      1,367,481

Minority interest ....................................       1,015          1,069
                                                       -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding .......................        --             --
Common stock, $5 par value, 30,000,000 shares
   authorized; 16,898,895 and 17,129,142 shares
   issued and outstanding, respectively ..............      84,495         85,646
Capital surplus ......................................      32,959         37,538
Retained earnings ....................................       6,354          1,079
Net unrealized losses on securities available for sale      (1,567)        (2,448)
                                                       ----------    -----------
     Total shareholders' equity ......................     122,241        121,815
                                                       -----------    -----------
     Total liabilities and shareholders' equity ...... $ 1,671,608    $ 1,490,365
                                                       ===========    ===========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
(In thousands, except per share data)                        1997         1996         1997      1996
                                                             ------------------       ----------------
Interest Income:
Loans, including fees ...................................   $ 24,389    $ 19,322    $ 45,919    $ 38,396
Investment securities ...................................      3,769       4,852       7,135       9,672
Money market investments ................................         44          42         194         310
                                                            --------    --------    --------    --------
       Total interest income ............................     28,202      24,216      53,248      48,378
                                                            --------    --------    --------    --------

Interest Expense:
Demand deposits .........................................        290         347         601         698
Savings and time deposits ...............................     11,310       9,884      22,066      19,972
Short-term borrowings ...................................      1,816       2,844       3,070       6,151
FHLB advances ...........................................      2,745       1,372       4,592       2,618
Long-term debt ..........................................        857         892       1,746       1,961
                                                            --------    --------    --------    --------
       Total interest expense ...........................     17,018      15,339      32,075      31,400
                                                            --------    --------    --------    --------
Net interest income .....................................     11,184       8,877      21,173      16,978
Provision for loan losses ...............................      2,188          45       2,485         110
                                                            --------    --------    --------    --------
Net interest income after provision for loan losses .....      8,996       8,832      18,688      16,868
                                                            --------    --------    --------    --------

Noninterest Income:
Service charges .........................................        359         287         711         606
Mortgage banking ........................................     21,241      20,909      40,191      40,353
Gains (losses) on sales of securities ...................       (682)         (7)       (645)        428
Gains on sales of SBA loans .............................        291         255         475         475
Gain on sale of bank branches and deposits ..............      4,442        --         4,442        --
Other noninterest income ................................        454         291       1,267         536
                                                            --------    --------    --------    --------
       Total noninterest income .........................     26,105      21,735      46,441      42,398
                                                            --------    --------    --------    --------

Noninterest Expense:
Salaries and employee benefits ..........................     11,524       9,680      21,557      19,852
Mortgage loan commissions ...............................      7,008       6,207      12,124      11,753
Occupancy expense of premises ...........................      1,805       1,485       3,538       2,936
Equipment expense .......................................      1,097       1,145       2,198       2,315
Other noninterest expense ...............................      6,498       5,733      12,668      11,582
                                                            --------    --------    --------    --------
       Total noninterest expense ........................     27,932      24,250      52,085      48,438
                                                            --------    --------    --------    --------
Income before income taxes and extraordinary item .......      7,169       6,317      13,044      10,828
Provision for income taxes ..............................      2,456       2,171       4,375       3,667
                                                            --------    --------    --------    --------
Income before extraordinary item ........................      4,713       4,146       8,669       7,161
Extraordinary item (early redemption of debt, net of tax)       --          --          --          (388)
                                                            --------    --------    --------    --------
Net Income ..............................................   $  4,713    $  4,146    $  8,669    $  6,773
                                                            ========    ========    ========    ========
Income per common share before extraordinary item .......   $    .27    $    .23    $    .50    $    .39
Extraordinary item ......................................       --          --          --          (.02)
                                                            --------    --------    --------    --------
Net income per common share - primary and fully diluted .   $    .27    $    .23    $    .50    $    .37
                                                            ========    ========    ========    ========
Average common shares outstanding - fully diluted .......     17,258      18,208      17,400      18,336
                                                            ========    ========    ========    ========
Cash dividends declared per common share ................   $    .10    $    .09    $    .20    $    .18
                                                            ========    ========    ========    ========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                    1997           1996
                                                                            ----           ----
Cash Flows From Operating Activities:
Net income ..........................................................   $     8,669    $     6,773
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................         2,431          2,716
     Amortization of mortgage servicing rights ......................         2,996          4,279
     Net (gains) losses on sale of securities available for sale ....           645           (428)
     Net gains on sale of mortgage servicing rights .................        (8,857)       (15,747)
     Net gains on sale of loans .....................................        (2,011)        (2,390)
     Origination of mortgage loans held for sale ....................    (1,496,661)    (1,718,181)
     Proceeds from sales of mortgage loans held for sale ............     1,458,628      1,764,724
     (Increase) decrease in other assets ............................         5,798         (1,111)
     Increase in other liabilities ..................................         1,883         16,469
     Other, net .....................................................         1,020           (729)
                                                                        -----------    -----------
       Total adjustments ............................................       (34,128)        49,602
                                                                        -----------    -----------
           Net cash provided by (used in) operating activities ......       (25,459)        56,375
                                                                        -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale .................        93,901         71,492
Proceeds from maturities/prepayments of securities available for sale        11,574         16,084
Purchases of securities available for sale ..........................       (98,269)       (99,361)
Proceeds from sale of loans .........................................        88,953         75,598
Net increase in loans made to customers .............................      (259,074)      (113,853)
Proceeds from sale of fixed assets ..................................         4,136           --
Proceeds from sale of mortgage servicing rights .....................         8,105         20,994
Additions to mortgage servicing rights ..............................       (11,903)        (6,464)
                                                                        -----------    -----------
           Net cash used in investing activities ....................      (162,577)       (35,510)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
Net increase in deposits ............................................        87,603         19,476
Sale of bank branch deposits ........................................       (52,136)          --
Net increase (decrease) in short-term borrowings ....................        46,295        (59,132)
Net increase in short-term FHLB advances ............................        76,483         19,000
Net increase in long-term FHLB advances .............................        37,432          8,500
Payments on long-term FHLB advances .................................       (15,000)          --
Proceeds from issuance of senior debentures, net of issuance costs ..          --           22,233
Payments on long-term debt ..........................................        (1,689)       (24,900)
Net proceeds from issuance of common shares .........................         1,190            553
Repurchase of common shares .........................................        (6,319)        (7,138)
Dividends paid ......................................................        (3,429)        (3,121)
                                                                        -----------    -----------
           Net cash provided by (used in) financing activities ......       170,430        (24,529)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents ...........................       (17,606)        (3,664)
Cash and cash equivalents at beginning of period ....................        40,114         39,641
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $    22,508    $    35,977
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

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., two wholly-owned subsidiaries, Republic Bank and Republic Savings Bank ("Republic Savings"), and Market Street Mortgage Corporation ("Market Street"), of which the Company owns an 80% majority interest. Republic Bank operates two wholly-owned subsidiaries: Republic Bancorp Mortgage Inc. ("Republic Mortgage"), including its two divisions, Home Funding, Inc. and Unlimited Mortgage Services, Inc., and CUB Funding Corporation ("CUB Funding"), including its two divisions, RSL Mortgage and Leader Financial. All material intercompany transactions and balances have been eliminated in consolidation. On July 1, 1997, the Company transferred its 80% majority ownership interest in Market Street to Republic Bank.

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                      1997       1996
--------------                      ----       ----
Cash paid during the period for:
     Interest ..................   $32,201   $33,040
     Income taxes ..............   $  --     $ 3,205

Non-cash investing activities:
     Loan charge-offs ..........   $   142   $   381

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $4.7 million for the quarter ended June 30, 1997, an increase of 14% when compared to $4.1 million earned in the second quarter of 1996. Fully diluted earnings per share for the quarter were $0.27, up 17% from $0.23 for the same period last year. Return on average shareholders' equity was 15.62% and return on average assets was 1.22% for the quarter, compared to 13.56% and 1.13%, respectively, in 1996.

For the six months ended June 30, 1997, the Company earned $8.7 million, an increase of 28% over the $6.8 million reported for the corresponding period in 1996. Fully diluted earnings per share were $.50, up 35% from $.37 for the first six months of 1996. Return on average shareholders' equity was 14.32% and return on average assets was 1.17% for the first half of 1997, compared to 10.90% and .93%, respectively, in 1996.

RESULTS OF OPERATIONS

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $960 million in single-family residential mortgage loans in the second quarter of 1997, compared to $936 million closed in the same period last year. Mortgage loan closings remained relatively stable over the past year as a 14% increase in retail production was largely offset by a reduction in the Company's wholesale mortgage production activities. A gradual decline in market interest rates during the second quarter of 1997 also favorably impacted mortgage loan volumes. During the first half of 1997, mortgage loan closings were $1.7 billion, compared to $1.8 billion for the comparable period in 1996.

The following table summarizes the Company's income from mortgage banking activities:

                                          Three Months Ended      Six Months Ended
                                                June 30,            June 30,
(In thousands)                              1997        1996    1997       1996
                                          ------------------      ----------------
Mortgage loan production income (1) .....   $18,318   $18,299   $35,541   $35,846
Net mortgage loan servicing income ......     1,819     2,082     3,546     4,099
Gains on bulk sales of mortgage servicing     1,104       528     1,104       408
                                            -------   -------   -------   -------
      Total mortgage banking income .....   $21,241   $20,909   $40,191   $40,353
                                            =======   =======   =======   =======

(1) Includes fee income derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.

For the three months ended June 30, 1997, mortgage banking income increased slightly to $21.2 million from $20.9 million a year earlier, as a decrease in mortgage loan servicing income was offset by increased gains from the sale of mortgage loans and mortgage servicing rights. The Company sold $807 million of single-family mortgage loans in the second quarter of 1997 versus $938 million in the second quarter of 1996. An increase in retail production as a percentage of total mortgage loan origination volume over the past year resulted in improved margins on the sale of these mortgage loans. As a result, the ratio of mortgage loan production income to mortgage loans sold increased 21 basis points to 227 basis points for the three months ended June 30, 1997, from 206 basis points for the corresponding quarter in 1996.

For the six months ended June 30, 1997, mortgage banking income remained relatively consistent compared to the same period a year ago, reflecting the net result of a decrease in mortgage loan servicing income and an increase in gains on the sale of mortgage loans and mortgage servicing rights. Mortgage loan sales totaled $1.5 billion for the first half of 1997, compared to $1.8 billion in 1996. Profitability levels increased as the ratio of mortgage production income to mortgage loans sold rose 30 basis points to 231 basis points for the six months ended June 30, 1997 from 201 basis points for the year-earlier period.

Loans serviced for the benefit of others totaled $2.9 billion at June 30, 1997, compared to $2.7 billion at December 31, 1996 and $3.3 billion at June 30, 1996. Net mortgage loan servicing income declined 13% for both the quarter and six months ended June 30, 1997, reflecting the overall reduction in the size of the servicing portfolio over the past year as the Company centralized its mortgage servicing activities at Market Street.

The Company periodically sells mortgage servicing rights (MSRs) from its servicing portfolio through bulk sales. For the quarter and six months ended June 30, 1997, MSRs for loans with a principal balance of $247.2 million were sold, resulting in a net gain of $1.1 million. In the second quarter of 1996, bulk sales of MSRs for loans with a principal balance of $475.5 million resulted in gains totaling $528,000. During the first half of 1996, MSRs for loans with a principal balance of $694.1 million were sold in bulk form, resulting in gains totaling $408,000.

Commercial and Retail Banking
The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three months and six months ended June 30, 1997 and 1996.

Net interest income, on a fully taxable equivalent (FTE) basis, was $11.3 million for the second quarter of 1997, an increase of $2.2 million, or 24%, over the second quarter of 1996. The increase in net interest income was driven by strong loan growth. Average portfolio loans for the second quarter of 1997 rose $333.6 million, or 57%, over the comparable quarter last year, reflecting growth across all lending categories. This growth was partially funded by reductions in the average balances of investment securities and mortgage loans held for sale, as well as a $107.1 million increase in average interest-bearing deposits.

The net interest margin (FTE) was 3.17% for the quarter ended June 30, 1997, an increase of 35 basis points from 2.82% in 1996. The expansion in the margin was primarily due to growth in higher-yielding portfolio loan categories, coupled with a reduction in lower-yielding investment securities. This favorable shift in the mix of earning assets was principally responsible for a 40 basis point increase in the yield on average earning assets. Also contributing to the improved margin was a slight shift in the mix of interest-bearing liabilities toward lower-costing deposits.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                                Three Months Ended                      Three Months Ended
                                                                   June 30, 1997                           June 30, 1996
                                                                ------------------                      ------------------
                                                         Average                  Average       Average                   Average
(Dollars in thousands)                                  Balance(1)    Interest     Rate        Balance(1)     Interest      Rate
----------------------                                  ----------    --------    -------      ----------     --------    -------
Assets:
Money market investments..........................   $     4,508     $     44      3.91%      $     3,176    $     42     5.29%
Mortgage loans held for sale......................       258,986        5,087      7.86           377,986       7,163     7.58
Investment securities available for sale..........       237,356        3,893      6.56           320,663       5,063     6.32
Commercial loans..................................       230,609        5,579      9.70           155,738       3,597     9.24
Residential real estate mortgage loans............       602,860       11,464      7.61           363,834       6,807     7.48
Installment loans.................................        89,198        2,259     10.16            69,542       1,755    10.09
                                                     -----------     --------     -----       -----------    --------    -----
   Loans, net of unearned income..................       922,667       19,302      8.38           589,114      12,159     8.26
                                                     -----------     --------     -----       -----------    --------    -----
     Total interest-earning assets................     1,423,517       28,326      7.97         1,290,939      24,427     7.57
Allowance for loan losses.........................        (5,794)                                  (4,903)
Cash and due from banks...........................        22,283                                   27,583
Other assets......................................        99,888                                  156,972
                                                     -----------                              -----------
     Total assets.................................   $ 1,539,894                              $ 1,470,591
                                                     ===========                              ===========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................   $    53,115          290      2.19       $    59,042         347     2.35
Savings deposits and money market accounts........       266,867        3,018      4.54           212,893       2,164     4.07
Time deposits.....................................       585,889        8,292      5.68           526,808       7,720     5.86
                                                     -----------     --------     -----       -----------     -------    -----
   Total interest-bearing deposits................       905,871       11,600      5.14           798,743      10,231     5.12
Warehouse lines of credit.........................            --           --        --             4,056          60     5.92
Federal funds purchased and securites sold
   under agreement to repurchase..................       111,400        1,586      5.71           184,885       2,764     6.00
Other short-term borrowings.......................        12,992         230       7.10             1,035          20     7.75
FHLB advances....................................        188,815       2,744       5.83            94,602       1,372     5.82
Long-term debt....................................        47,500          858      7.23            49,359         892     7.23
                                                     -----------     --------     -----       -----------     -------    -----
     Total interest-bearing liabilities...........     1,266,578       17,018      5.39         1,132,680      15,339     5.42
                                                                     --------     -----                       -------    -----
Noninterest-bearing deposits......................       119,786                                  131,857
Other liabilities.................................        32,805                                   83,733
                                                     -----------                              -----------
     Total liabilities............................     1,419,169                                1,348,270
Shareholders' equity..............................       120,725                                  122,321
                                                     -----------                              -----------
     Total liabilities and shareholders' equity...   $ 1,539,894                              $ 1,470,591
                                                     ===========                              ===========
Net interest income/Rate spread (FTE).............                   $ 11,308      2.58%                      $ 9,088     2.15%
                                                                     ========      ====                       =======     ====
Net interest margin (FTE).........................                                 3.17%                                  2.82%
                                                                                   ====                                   ====
         Increase (decrease) due to change in:            Volume(2)                Rate(2)                   Net Inc(Dec)
         -------------------------------------            ---------                -------                   ------------
         Money market investments.................       $    15                 $  (13)                    $       2
         Mortgage loans held for sale.............        (2,332)                   256                        (2,076)
         Investment securities available for sale.        (1,356)                   186                        (1,170)
         Commercial loans.........................         1,796                    186                         1,982
         Residential real estate mortgage loans...         4,537                    120                         4,657
         Installment loans........................           492                     12                           504
                                                         -------                 ------                     ---------
           Loans, net of unearned income..........         6,825                    318                         7,143
                                                         -------                 ------                     ---------
              Total interest income...............         3,152                    747                         3,899
         Interest-bearing demand deposits.........           (34)                   (23)                          (57)
         Savings deposits.........................           587                    267                           854
         Time deposits............................           821                   (249)                          572
                                                         -------                 ------                     ---------
           Total interest-bearing deposits........         1,374                     (5)                        1,369
         Warehousing lines of credit..............           (60)                     --                          (60)
         Federal funds purchased and securities sold
           under agreement to repurchase..........        (1,050)                  (128)                       (1,178)
         Other short-term borrowings..............           212                     (2)                          210
         FHLB advances............................         1,371                      2                         1,373
         Long-term debt...........................          ( 35)                    --                           (35)
                                                         -------                 ------                     ---------
              Total interest expense.............          1,812                   (133)                        1,679
                                                         -------                 ------                     ---------
              Net interest income.................       $ 1,340                 $  880                     $   2,220
                                                         =======                 ======                     =========

(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

                                                                  9



Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                                 Six Months Ended                       Six Months Ended
                                                                   June 30, 1997                          June 30, 1996
                                                                 ----------------                       ----------------
                                                         Average                   Average      Average                   Average
(Dollars in thousands)                                  Balance(1)    Interest      Rate       Balance(1)     Interest     Rate
----------------------                                  ----------    --------     -------     ----------     --------    -------
Assets:
Money market investments.......................... $       9,029    $     194      4.36%      $    11,538   $     310     5.37%
Mortgage loans held for sale......................       249,079        9,747      7.83           374,376      14,096     7.53
Securities........................................       230,781        7,409      6.39           317,725      10,041     6.32
Commercial loans..................................       214,446       10,300      9.69           148,476       6,983     9.41
Residential real estate mortgage loans............       569,968       21,545      7.56           369,354      13,939     7.55
Installment loans.................................        86,866        4,327     10.05            67,911       3,378     9.95
                                                   -------------    ---------     -----       -----------   ---------     ----
   Loans, net of unearned income..................       871,280       36,172      8.33           585,741      24,300     8.30
                                                   -------------    ---------     -----       -----------   ---------     ----
     Total interest-earning assets................     1,360,169       53,522      7.88         1,289,380      48,747     7.56
Allowance for loan losses.........................        (5,301)                                  (4,926)
Cash and due from banks...........................        21,436                                   25,038
Other assets......................................       103,076                                  140,164
                                                   -------------                              -----------
     Total assets................................. $   1,479,380                              $ 1,449,656
                                                   =============                              ===========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.................. $      55,291          601      2.19       $    59,622         698     2.34
Savings deposits..................................       265,358        5,830      4.43           204,338       4,037     3.95
Time deposits.....................................       576,548       16,236      5.68           537,011      15,935     5.93
                                                   -------------    ---------     -----       -----------   ---------     ----
   Total interest-bearing deposits................       897,197       22,667      5.09           800,971      20,670     5.16
Warehousing lines of credit.......................            --           --        --            45,834       1,561     6.81
Federal funds purchased and  securities sold
   under agreement to repurchase..................        95,338        2,684      5.68           151,018       4,471     5.97
Other short-term borrowings.......................        10,937         386       7.12             3,096         119     7.75
FHLB advances....................................        158,207        4,592      5.85            90,360       2,618     5.79
Long-term debt....................................        48,396        1,746      7.22            52,423       1,961     7.48
                                                   -------------    ---------     -----       -----------   ---------     ----
     Total interest-bearing liabilities...........     1,210,075       32,075      5.34         1,143,702      31,400     5.49
                                                                    ---------     -----                     ---------     ----
Noninterest-bearing deposits......................       115,468                                  127,941
Other liabilities.................................        32,739                                   53,744
                                                   -------------                              -----------
     Total liabilities............................     1,358,282                                1,325,387
Shareholders' equity..............................       121,098                                  124,269
                                                   -------------                              -----------
     Total liabilities and shareholders' equity... $   1,479,380                              $ 1,449,656
                                                   =============                              ===========
Net interest income/Rate spread (FTE).............                  $  21,447      2.54%                    $  17,347     2.07%
                                                                    =========      ====                     =========     ====
Net interest margin...............................                                 3.15%                                  2.69%
                                                                                   ====                                   ====

         Increase (decrease) due to change in:            Volume(2)                Rate(2)                   Net Inc(Dec)
         -------------------------------------            ---------                -------                   ------------
         Money market investments.................     $     (63)                $  (53)                    $    (116)
         Mortgage loans held for sale.............        (4,890)                   541                        (4,349)
         Securities...............................        (2,743)                   111                        (2,632)
         Commercial loans.........................         3,109                    208                         3,317
         Residential real estate mortgage loans...         7,588                     18                         7,606
         Installment loans........................           916                     33                           949
                                                       ---------                 ------                     ---------
           Loans, net of unearned income..........        11,613                    259                        11,872
                                                       ---------                 ------                     ---------
              Total interest income...............         3,917                    858                         4,775
         Interest-bearing demand deposits.........           (50)                   (47)                          (97)
         Savings deposits.........................         1,275                    518                         1,793
         Time deposits............................         1,045                   (744)                          301
                                                       ---------                 ------                     ---------
           Total interest-bearing deposits........         2,270                   (273)                        1,997
         Warehousing lines of credit..............        (1,561)                    --                        (1,561)
         Federal funds purchased and securities sold
           under agreement to repurchase..........        (1,579)                  (208)                       (1,787)
         Other short-term borrowings..............           278                    (11)                          267
         FHLB advances............................         1,947                     27                         1,974
         Long-term debt...........................          (148)                   (67)                         (215)
                                                       ---------                 ------                     ---------
              Total interest expense.............          1,207                   (532)                          675
                                                       ---------                 ------                     ---------
              Net interest income.................     $   2,710                 $1,390                     $   4,100
                                                       =========                 ======                     =========



(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

For the six months ended June 30, 1997, net interest income (FTE) was $21.4 million, an increase of $4.1 million, or 24%, over the first half of 1996. This increase was fueled primarily by a $285.5 million, or 49%, increase in average portfolio loans. Partly funding the growth in portfolio loans were reductions in the average balances of investment securities and mortgage loans held for sale. Net interest income growth was partially offset by the expense associated with a $96.2 million, or 12%, increase in average interest-bearing deposits.

The net interest margin (FTE) for the six months ended June 30, 1997, rose 46 basis points to 3.15% from 2.69% for the comparable period in 1996, primarily due to a favorable shift in the mix of earning assets toward higher-yielding loan products. This shift was largely responsible for a 32 basis point increase in the yield on average earning assets. Also, contributing to the improved margin for the first half of 1997 was a 15 basis point decline in the average rate paid on interest-bearing liabilities. This resulted from growth in the Company's average interest-bearing deposits and a decline in the average balances of higher-costing sources of funds.

Noninterest Income

As previously announced, in May 1997, the Company completed the sale of four southern Michigan branches of Republic Bank. The sale included the premises and deposits of the Hanover, Litchfield, Somerset Center and Spring Arbor offices, which had total deposits of $52 million. The pre-tax gain on the sale was $4.4 million.

Noninterest Expense

For the quarter ended June 30, 1997, total noninterest expense increased $3.7 million, or 15%, to $27.9 million from $24.3 million a year earlier. On a year-to-date basis, total noninterest expense was $52.1 million, up $3.6 million, or 8%, over the first six months of 1996. The rise in noninterest expense reflects both an increase in salaries and employee benefits as new employees have been hired and an increase in commissions expense as a result of higher retail mortgage loan originations.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 1997, the Company had $1.67 billion in total assets, an increase of $181.2 million, or 12%, from $1.49 billion at December 31, 1996. Asset growth was primarily the result of an increase in portfolio loans and mortgage loans held for sale.

Securities

Investment securities available for sale declined $6.7 million, or 3%, to $221.9 million, representing 13.3% of total assets, at June 30, 1997. At December 31, 1996, the investment securities portfolio totaled $228.6 million, or 15.3% of total assets. During the second quarter of 1997, the Company sold $46.6 million of lower-yielding securities and reinvested the proceeds in higher-yielding portfolio loans and securities. Gross realized gains and losses on sales of available-for-sale securities were $168,000 and $850,000, respectively, for the quarter ended June 30, 1997. For the first six months of 1997, gross realized gains and losses totaled $216,000 and $861,000, respectively.

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

The following table details the composition, amortized cost and fair value of the Company's available-for-sale securities portfolio at June 30, 1997:

                                                                            Available-for-Sale Securities
                                                                            -----------------------------
                                                               Amortized     Unrealized    Unrealized       Fair
(In thousands)                                                   Cost          Gains         Losses        Value
--------------                                                 ---------     ----------    -----------     -----
Debt Securities:
   U.S. Government agency obligations................           $ 52,251       $ 73         $  295       $ 52,029
   Collateralized mortgage obligations...............             76,594         32            354         76,272
Mortgage-backed securities...........................             59,659          5          1,608         58,056
   Mortgage-backed securities........................             53,015          3          1,272         51,746
   Municipal and other securities....................             20,944        154             30         21,068
                                                                --------       ----         ------       --------
     Total Debt Securities...........................            202,804        262          1,951        201,115
Equity securities....................................             21,461          -            721         20,740
                                                                --------       ----         ------       --------
     Total Available-for-Sale Securities.............           $224,265       $262         $2,672       $221,855
                                                                ========       ====         ======       ========

Certain securities having a carrying value of approximately $106.4 million and $65.0 million at June 30, 1997 and December 31, 1996, respectively, were pledged to secure repurchase agreements, FHLB advances, public and other deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $367.2 million at June 30, 1997, an increase of $38.0 million, or 12%, from $329.2 million at December 31, 1996. This growth was caused by an increase in the volume of loans originated near the end of the second quarter.

Portfolio Loans

Total portfolio loans were $958.5 million at June 30, 1997, an increase of $173.9 million, or 22%, from $784.6 million at December 31, 1996, reflecting growth in all lending areas. The residential mortgage portfolio loan balance rose $114.1 million, or 23%, since year-end 1996 to $621.1 million at June 30, 1997, in response primarily to increased consumer demand for adjustable rate mortgage loans. The installment loan portfolio balance, which is predominantly comprised of home equity loans, grew $9.9 million, or 12%, since year-end 1996 to $92.4 million at June 30, 1997, reflecting successful marketing and sales efforts.

The commercial loan balance was $245.1 million at June 30, 1997, an increase of $49.9 million, or 26%, from $195.2 million at December 31, 1996, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the second quarter of 1997, the Company closed $6.0 million in Small Business Administration (SBA) loans, a 9% increase from the $5.5 million closed in the second quarter of 1996. For the first six months of 1997 and 1996, SBA loan closings were $10.2 million and $10.8 million, respectively. The Company sold $5.9 million and $5.8 million of the guaranteed portion of SBA loans in the first six months of 1997 and 1996, respectively, resulting in gains of $475,000 in both periods.

The following table provides further information regarding the Company's loan portfolio:

                                                                 June 30, 1997                 December 31, 1996
                                                              -------------------             --------------------
(Dollars in thousands)                                        Amount      Percent             Amount       Percent
----------------------                                        ------      -------             ------       -------
Commercial loans:
   Commercial and industrial.........................        $ 30,411        3.2%            $ 29,483         3.8%
   Real estate construction..........................          44,997        4.7               32,946         4.2
   Commercial real estate mortgage ..................         169,650       17.7              132,763        16.9
                                                             --------      -----             --------       -----
        Total commercial loans.......................         245,058       25.6              195,192        24.9
Residential real estate mortgages....................         621,084       64.8              506,944        64.6
Installment loans....................................          92,355        9.6               82,492        10.5
                                                             --------      -----             --------       -----
       Total portfolio loans.........................        $958,497      100.0%            $784,628       100.0%
                                                             ========      =====             ========       =====


Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on residential real estate mortgage lending, real estate-secured commercial lending and home equity lending. As of June 30, 1997, such loans comprised approximately 94.6% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association
(FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending with conservative loan-to-value ratios is reflected in the Company's historically low net charge-off ratio percentages.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                    June 30,   December 31,   June 30,
(Dollars in thousands)                                                1997        1996          1996
------------------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial......................................                $1,475       $1,321      $1,824
     Residential real estate mortgages...............                 5,689        3,968       1,686
     Installment.....................................                    47           50         157
                                                                     ------       ------      ------
       Total non-accrual loans.......................                 7,211        5,339       3,667
   Restructured loans................................                    --           --          --
                                                                     ------       ------      ------
       Total non-performing loans....................                 7,211        5,339       3,667
   Other real estate owned...........................                 1,907        1,250         637
                                                                     ------       ------      ------
       Total non-performing assets...................                $9,118       $6,589      $4,304
                                                                     ======       ======      ======
Loans past due 90 days or more and still accruing interest:
   Commercial........................................                $  462       $   --      $  327
   Residential real estate mortgages.................                    --          548         706
   Installment.......................................                    82           22          44
                                                                     ------       ------      ------
       Total loans past due 90 days or more..........                $  544       $  570      $1,077
                                                                     ======       ======      ======

Non-performing assets as a percentage of:
     Total portfolio loans and OREO (1)..............                   .95%         .84%        .69%
     Total loans and OREO (2)........................                   .69%         .59%        .43%
     Total assets....................................                   .55%         .44%        .29%

(1) Excludes mortgage loans held for sale.
(2) Includes mortgage loans held for sale.

At June 30, 1997, approximately $7.4 million, or .77% of total portfolio loans were 30-89 days delinquent, compared to $4.8 million, or .61%, at December 31, 1996 and $6.0 million, or .97% at June 30, 1996.

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

Management believes the allowance for loan losses is adequate to meet potential losses in the loan portfolio that can be reasonably anticipated based on current conditions. In addition, 94.6% of the total loan portfolio at June 30, 1997, was secured by real estate, thereby, reducing potential losses. It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly and adversely affected.

The following table provides an analysis of the allowance for loan losses:


                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
(Dollars in thousands)                                         1997        1996
----------------------                                         ----        ----
Allowance for loan losses:
Balance at January 1 ....................................     $4,709      $5,002
     Loans charged off ..................................       (142)       (381)
     Recoveries of loans previously charged off .........         90          65
                                                              ------      ------
     Net charge-offs.....................................        (52)       (316)
   Provision charged to expense..........................      2,485         110
                                                              ------      -------
Balance at June 30 ......................................     $7,142      $4,796
                                                              ======      ======
Net charge-offs as a percentage of average portfolio
     loans outstanding ..................................        .01%        .11%
Allowance for loan losses as a percentage of total
     portfolio loans outstanding at period-end...........        .75         .77
Allowance for loan losses as a percentage of
     non-performing loans...............................       99.04      130.80


Off-Balance Sheet Instruments

Unused commitments to extend credit totaled $397.3 million for residential real estate loans and $103.3 million for commercial real estate loans at June 30, 1997.

At June 30, 1997, the Company had outstanding $229.8 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $40.6 million of residential portfolio loans. Agreeing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period before the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties. At June 30, 1997, the Company had outstanding mandatory forward commitments to sell $502.8 million of residential mortgage loans, of which $348.9 million covered mortgage loans held for sale and $153.9 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 1997 without producing any material gains or losses.

LIABILITIES.

Total liabilities were $1.55 billion, an increase of $180.9 million from $1.37 billion at December 31, 1996, reflecting increases in FHLB advances and deposits, which were partially offset by declines in short-term borrowings and long-term debt.

Deposits

As discussed earlier, in May 1997 the Company completed the sale of four southern Michigan branches of Republic Bank which had deposits of $52 million. Net of this sale of branch deposits, total deposits increased $35.5 million, or 3%, since year-end 1996 to $1.05 billion at June 30, 1997. Noninterest-bearing deposits rose $12.3 million, or 10%, to $139.2 million from $126.9 million at year-end 1996. Interest-bearing deposits grew $23.2 million, or 3%, since year-end 1996 to $910.0 million at June 30, 1997, as consumers responded to special promotions on savings accounts and certificates of deposit.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 1997 and the year ended December 31, 1996, were as follows:


                                                       June 30, 1997                            December 31, 1996
                                                       -------------                            -----------------
                                                                         Average                                  Average
                                                Ending     Average     Rate During      Ending        Average    Rate During
(Dollars in thousands)                          Balance    Balance       Period         Balance       Balance      Period
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased.....................   $ 70,900   $ 30,434        5.88%         $ 67,900   $  25,312        5.71%
Securities sold under agreements
   to repurchase............................     89,888     64,904        5.56            47,256     122,298        5.67
Other short-term borrowings.................      6,649     10,937        7.12             5,986      27,124        7.17
                                               --------   --------        ----          --------    --------        ----
   Total short-term borrowings..............   $167,437   $106,275        5.82%         $121,142    $174,734        5.91%
                                               ========   ========        ====          ========    ========        ====


At June 30, 1997, other short-term borrowings consisted of $5.5 million in treasury, tax and loan demand notes (TT&L) and $1.1 million in borrowings outstanding under a revolving credit agreement with an unaffiliated financial institution. At December 31, 1996, other short-term borrowings were comprised of $4.0 million in TT&Ls, $1.9 million in borrowings outstanding under the revolving credit agreement and the current portion of long-term debt.

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

FHLB advances outstanding at June 30, 1997 and December 31, 1996, were as follows:

                                              June 30, 1997              December 31, 1996
                                        ------------------------        --------------------
                                                         Average                        Average
                                          Ending         Rate At        Ending         Rate At
(Dollars in thousands)                    Balance      Period-End       Balance      Period-End
------------------------------------------------------------------------------------------------
Short-term  FHLB advances............... $115,483       6.15%           $ 39,000         5.73%
Long-term FHLB advances.................  117,632       5.85              95,200         6.02
                                         --------       ----            --------         ----
     Total.............................. $233,115       6.00%           $134,200         5.89%
                                         ========       ====            ========         ====

The long-term FHLB advances have original maturities ranging from July 1997 to May 2002.

Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

                                                    June 30,    December 31,
(Dollars in thousands)                                1997          1996
----------------------------------------------------------------------------
7.17% Senior Debentures due 2001...............     $25,000       $25,000
6.75% Senior Debentures due 2001...............       9,000         9,000
6.95% Senior Debentures due 2003...............      13,500        13,500
6.99% Mortgage Loan due 2000...................          --         1,792
                                                    -------       -------
                                                     47,500        49,292
Less current maturities included in other
    short-term borrowings......................          --          (103)
                                                    -------       -------
     Total long-term debt......................     $47,500       $49,189
                                                    =======       =======


CAPITAL

Shareholders' equity was $122.2 million at June 30, 1997, compared to $121.8 million at December 31, 1996. This increase resulted as a $5.3 million increase in the amount of earnings retained by the Company since year-end 1996 and an $882,000 decrease in net unrealized losses on securities available for sale were partially offset by the repurchase of 569,000 shares of the Company's common stock.

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

As of June 30, 1997, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:



                                                      June 30,   December 31,
                                                        1997         1996
                                                      --------   ------------


Total capital to risk-weighted assets (1).............  12.16%    13.84%
Tier 1 capital to risk-weighted assets (1)............  11.45     13.30
Tier 1 capital to average assets (1)..................   7.55      8.16

(1)  As defined by the regulations.

As of June 30, 1997, the Company's Total risk-based capital was $122.8 million and Tier 1 risk-based capital was $115.6 million, an excess of $21.9 million and $55.1 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

Accounting Developments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Informaton, which supersedes current accounting literature regarding segment reporting. According to the Statement's new "management approach" to segment reporting, companies would report financial and descriptive information about their operating segments in both annual financial statements and interim financial reports. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, with early adoption encouraged. The Statement is not expected to significantly alter the nature of the Company's segment disclosures in its annual report; however, the Company's segment disclosures in Form 10-Q's filed with the Securities and Exchange Commissions in 1998 will be expanded to encompass the required financial information.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactons and other events and circumstances, except those resulting from investments by owners and distributions to owners. Net income plus other comprehensive income (e.g., unrealized holding gains and losses on available-for-sale securities) represent the total of all components of comprehensive income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company expects that adoption of this Statement will result in expanded disclosures in the consolidated statement of changes in shareholders' equity.

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which consolidates existing accounting guidance relating to a company's capital structure and is effective for financial statements for period ending after December 15, 1997. Adoption of the Statement is not expected to have any impact on the Company's disclosures about its financial position, results of operations, liquidity or capital position.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the calculation of earnings per share (EPS). Under SFAS No. 128, primary EPS currently computed in accordance with APB Opinion No. 15 will be replaced with a new simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Thus, options, warrants and other common stock equivalents will be excluded from the calculation. Fully diluted EPS will not change significantly but has been renamed diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997, with earlier application prohibited. The impact of SFAS No. 128 will result in a $0.01 increase in the Company's primary earnings per share for each of the second quarters ended June 30, 1997 and 1996.

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

Item 2.       Changes in Securities

              On May 22, 1997, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on July 3, 1997 to shareholders of record June 6, 1997.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  (3)(i)   Articles of Incorporation
                  (11)     Statement Re: Computation of Per Share Earnings
                  (27)     Financial Data Schedule

              (b) Reports on Form 8-K

                  During the second quarter of 1997, the Company filed a Form 8-K dated June 20, 1997, amended by Form 8-K/A dated July 3, 1997, relating to the dismissal of Deloitte & Touche LLP and the appointment of Ernst & Young LLP as the registrant's certifying accountants. The filing stated there were no disagreements with Deloitte & Touche LLP regarding accounting principles or practices, financial statement disclosures, or auditing scope and procedures in connection with their audits and included a letter from Deloitte & Touche LLP expressing their agreement with that statement.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      REPUBLIC BANCORP INC.
                                      (Registrant)


Date:  August 14, 1997                BY:  /s/ Thomas F. Menacher
                                           -------------------------------------
                                            Thomas F. Menacher
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                EXHIBIT INDEX


                                                                  Sequential
Exhibit Number                    Exhibit                        Page Number

      3(i)               Articles of Incorporation                 22 - 48

      11                 Statement Re:  Computation of
                         Earnings Per Share                           49

      27                 Financial Data Schedule                      50