Form 10-Q
period 1997-09-30
REPUBLIC BANCORP INC
filed 1997-11-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1997        Commission File Number 0-15734


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

                            YES __X___ NO _______




        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 1997:

Common Stock, $5 Par Value ................................  16,944,502 Shares


                                    INDEX


PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996 ..............................................               3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 1997 and 1996............................               4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1997 and 1996............................               5

               Notes to Consolidated Financial Statements..........................               6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.......................          7 - 18


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings...................................................              19

     Item 2.   Changes in Securities...............................................              19

     Item 6.   Exhibits and Reports on Form 8-K....................................              19

SIGNATURE..........................................................................              20

EXHIBITS...........................................................................         21 - 23

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                        September 30,    December 31,
(Dollars in thousands)                                      1997             1996
                                                        -------------    ------------
ASSETS
Cash and cash equivalents ............................   $    34,001    $    40,114
Mortgage loans held for sale .........................       465,124        329,157
Securities available for sale (amortized cost of
  $185,086 and $232,388, respectively) ...............       182,996        228,621
Loans ................................................     1,016,308        784,628
  Less allowance for loan losses .....................        (7,267)        (4,709)
                                                         -----------    -----------
Net loans ............................................     1,009,041        779,919
                                                         -----------    -----------
Premises and equipment, net of depreciation ..........        12,010         15,008
Mortgage servicing rights ............................        53,867         44,398
Other assets .........................................        47,330         53,148
                                                         -----------    -----------
    Total assets .....................................   $ 1,804,369    $ 1,490,365
                                                         ===========    ===========

LIABILITIES
Noninterest-bearing deposits .........................   $    72,622    $   126,940
Interest-bearing deposits ............................     1,064,418        886,767
                                                         -----------    -----------
    Total deposits ...................................     1,137,040      1,013,707
Federal funds purchased and securities sold under
    agreements to repurchase .........................        84,097        115,156
Other short-term borrowings ..........................         5,500          5,986
Short-term FHLB advances .............................       151,000         39,000
Long-term FHLB advances ..............................       175,632         95,200
Accrued expenses and other liabilities ...............        76,444         49,243
Long-term debt .......................................        47,500         49,189
                                                         -----------    -----------
    Total liabilities ................................     1,677,213      1,367,481

Minority interest ....................................         1,075          1,069
                                                         -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
  and convertible; 5,000,000 shares authorized,
  none issued and outstanding ........................          --             --
Common stock, $5 par value, 30,000,000 shares
  authorized; 16,907,523 and 17,129,142 shares
  issued and outstanding, respectively ...............        84,538         85,646
Capital surplus ......................................        32,862         37,538
Retained earnings ....................................        10,039          1,079
Net unrealized losses on securities available for sale        (1,358)        (2,448)
                                                         -----------    -----------
    Total shareholders' equity .......................       126,081        121,815
                                                         -----------    -----------
    Total liabilities and shareholders' equity .......   $ 1,804,369    $ 1,490,365
                                                         ===========    ===========

See notes to consolidated financial statements.



REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                                 ------------------       -----------------
(In thousands, except per share data)                             1997       1996          1997    1996
-------------------------------------                             ----       ----          ----    ----
Interest Income:
Loans, including fees .........................................   $ 28,396   $ 20,738   $ 74,315    $ 59,134
Investment securities .........................................      3,257      4,824     10,391      14,496
Money market investments ......................................         36         46        220         356
                                                                  --------     ------    -------    --------
      Total interest income ...................................     31,689     25,608     84,926      73,986
                                                                  --------     ------    -------    --------

Interest Expense:
Demand deposits ...............................................        252        338        853       1,036
Savings and time deposits .....................................     12,457     10,043     34,523      30,015
Short-term borrowings .........................................      1,975      2,797      5,034       8,948
FHLB advances .................................................      3,833      1,593      8,425       4,211
Long-term debt ................................................        858        888      2,604       2,849
                                                                  --------     ------    -------    --------

      Total interest expense ..................................     19,375     15,659     51,439      47,059
                                                                  --------     ------    -------    --------

Net interest income ...........................................     12,314      9,949     33,487      26,927
Provision for loan losses .....................................        136         90      2,621         200
                                                                  --------     ------    -------    --------

Net interest income after provision for loan losses ...........     12,178      9,859     30,866      26,727
                                                                  --------     ------    -------    --------

Noninterest Income:
Service charges ...............................................        376        296      1,087         902
Mortgage banking ..............................................     26,041     22,225     66,232      63,608
Gains (losses) on sale of securities ..........................        136        314       (509)        742
Gains on sale of SBA loans ....................................        231        290        706         765
Gain on sale of bank branches and deposits ....................       --         --        4,442        --
Other noninterest income ......................................        604        450      1,871         986
                                                                  --------     ------    -------    --------
      Total noninterest income ................................     27,388     23,575     73,829      67,003
                                                                  --------     ------    -------    --------
Noninterest Expense:
Salaries and employee benefits ................................     12,243     11,386     33,800      31,238
Mortgage loan commissions .....................................      8,619      6,211     20,743      17,964
Occupancy expense of premises .................................      1,735      1,600      5,273       4,536
Equipment expense .............................................      1,150      1,187      3,348       3,502
Other noninterest expense .....................................      7,470      7,307     20,139      19,919
                                                                  --------     ------    -------    --------
      Total noninterest expense ...............................     31,217     27,691     83,303      77,159
                                                                  --------     ------    -------    --------
Income before income taxes and extraordinary item .............      8,349      5,743     21,392      16,571
Provision for income taxes ....................................      2,974      1,989      7,349       5,656
                                                                  --------     ------    -------    --------
Income before extraordinary item ..............................      5,375      3,754     14,043      10,915
Extraordinary item (early redemption of debt, net of tax) .....       --         --         --          (388)
                                                                  --------     ------    -------    --------
Net Income ....................................................   $  5,375   $  3,754   $ 14,043    $ 10,527
                                                                  ========   ========   ========    ========

Income per common share before extraordinary item.............    $    .31   $    .21   $    .81    $    .60
Extraordinary item ............................................       --         --         --          (.02)
                                                                  --------     ------    -------    --------

Net income per common share - primary and fully diluted.......    $    .31   $    .21    $   .81    $    .58
                                                                    ======     ======      =====     =======
Average common shares outstanding - fully diluted .............     17,275     17,842     17,357      18,170
                                                                   =======    =======     ======      ======
Cash dividends declared per common share......................    $    .10   $    .09    $   .30    $    .27
                                                                  ========   ========    =======     =======

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30  (In thousands)                              1997              1996
                                                                          --------        --------
Cash Flows From Operating Activities:
Net income ..........................................................   $    14,043    $    10,527
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...................................         3,622          4,041
    Amortization of mortgage servicing rights .......................         4,695          5,992
    Net (gain) loss on sales of securities available for sale .......           509           (770)
    Net gain on sales of mortgage servicing rights ..................       (22,504)       (24,106)
    Net gain on sales of loans ......................................        (3,333)        (3,300)
    Origination of mortgage loans held for sale .....................    (2,513,016)    (2,549,233)
    Proceeds from sales of mortgage loans held for sale .............     2,377,049      2,654,563
    Net decrease in other assets ....................................        10,130            917
    Net increase in other liabilities ...............................        27,201         12,608
    Other, net ......................................................          (107)        (1,703)
                                                                        -----------    -----------
      Total adjustments .............................................      (115,754)        99,009
                                                                        -----------    -----------
         Net cash provided by (used in) operating activities ........      (101,711)       109,536
                                                                        -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale ................       129,090        125,325
Proceeds from maturities/prepayments of securities available for sale        27,527         31,256
Purchases of securities available for sale ..........................      (110,358)      (115,115)
Proceeds from sales of loans ........................................       156,091        107,655
Net increase in loans made to customers .............................      (382,625)      (240,308)
Proceeds from sale of fixed assets ..................................         4,156           --
Proceeds from sales of mortgage servicing rights ....................        19,491         36,106
Additions to mortgage servicing rights ..............................       (19,881)        (9,490)
                                                                        -----------    -----------
         Net cash used in investing activities ......................      (176,509)       (64,571)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
Net increase in deposits ............................................       175,469         64,304
Sale of bank branch deposits ........................................       (52,136)          --
Net decrease in short-term borrowings ...............................       (31,545)      (132,600)
Net increase in short-term FHLB advances ............................       112,000         24,500
Increase in long-term FHLB advances .................................       116,432         13,500
Payments on long-term FHLB advances .................................       (36,000)          --
Proceeds from issuance of senior debentures, net of issuance costs ..           (30)        22,233
Payments on long-term debt ..........................................        (1,689)       (25,625)
Net proceeds from issuance of common shares .........................         1,546            606
Repurchase of common shares .........................................        (6,827)       (10,376)
Dividends paid ......................................................        (5,113)        (4,727)
                                                                        -----------    -----------
         Net cash provided by (used in) financing activities ........       272,107        (48,185)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents ...........................        (6,113)        (3,220)
Cash and cash equivalents at beginning of period ....................        40,114         39,831
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $    34,001    $    36,611
                                                                        ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

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

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc. and its wholly-owned banking subsidiaries, Republic Bank and Republic Savings Bank. Republic Bank has three mortgage company subsidiaries: Republic Bancorp Mortgage Inc., including its three divisions, Home Funding, Inc., Unlimited Mortgage Services, Inc., and Exchange Mortgage Corporation; CUB Funding Corporation, including its division, Leader Financial; and Market Street Mortgage Corporation. Republic Bank has an 80%- majority ownership interest in Market Street Mortgage, while Republic Bancorp Mortgage and CUB Funding are wholly-owned. All material intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                        1997        1996
                                      ----        ----
Cash paid during the period for:
    Interest .................        $49,972   $47,032
    Income taxes .............        $ 4,806   $ 7,676

Non-cash investing activities:
    Loan charge-offs .........        $   191   $   643


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported net income of $5.4 million for the quarter ended September 30, 1997, an increase of 43% when compared to $3.8 million reported for the same period in 1996. Fully diluted earnings per share for the third quarter of 1997 were $0.31, up 48% from $0.21 for the same period last year. Return on average shareholders' equity was 17.23% and return on average assets was 1.26% for the quarter, compared to 12.40% and 1.03%, respectively, in 1996. The prior year's third quarter results include a one-time, federally mandated assessment of $975,000, or $.06 per share, after tax, for the recapitalization of the Savings Association Insurance Fund (SAIF).

For the nine months ended September 30, 1997, the Company earned $14.0 million, an increase of 33% over the $10.5 million reported for the corresponding period in 1996. Fully diluted earnings per share were $.81, up 40% from $.58 for the first nine months of 1996. Return on average shareholders' equity was 15.31% and return on average assets was 1.20% for the first nine months of 1997, compared to 11.39% and .97%, respectively, in 1996. Year-to-date results for 1996 include the SAIF assessment and an after-tax extraordinary loss of $388,000, or $.02 per share, for the early redemption of debt.


RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.1 billion in single-family residential mortgage loans in the third quarter of 1997, a 23% increase from $882 million closed in the same period a year ago. This improvement resulted primarily from a $273 million, or 40%, increase in retail production, reflecting the Company's continued focus on this more profitable area of mortgage lending. Retail mortgage loan closings benefited from a higher level of refinance activity during the third quarter of 1997 due to declining mortgage interest rates. Refinancings were up $151 million, or 10%, from the third quarter of 1996, and represented 27% of total closings.

For the nine months ended September 30, 1997, mortgage loan closings were $2.8 billion, compared to $2.7 billion for the comparable period in 1996. The slight increase in mortgage loan closings during this period resulted from a 19% increase in retail production, which was largely offset by a reduction in the Company's wholesale mortgage production activities.

In September 1997, the Company's affiliate, Republic Bancorp Mortgage Inc., completed the purchase of certain assets and the mortgage origination network of Exchange Mortgage Corporation of Southfield, Michigan. Exchange Mortgage operates three offices in Southfield, Southgate and Lansing, Michigan, including a sub-prime mortgage lending division, Union Mortgage Services.

The following table summarizes the Company's income from mortgage banking activities:

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     ------------------           -----------------
(In thousands)                                        1997          1996           1997          1996
                                                      ----          ----           ----          ----
Mortgage loan production income (1)............   $ 23,948      $ 19,119       $ 59,489      $ 55,995
Net mortgage loan servicing income.............      1,580         2,168          5,126         6,267
Gains on bulk sales of mortgage servicing......        513           938          1,617         1,346
                                               -----------   -----------     ----------    ----------
     Total mortgage banking income.............   $ 26,041      $ 22,225       $ 66,232      $ 63,608
                                                  ========      ========       ========      ========

(1) Includes fee income derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.

For the three months ended September 30, 1997, mortgage banking income increased $3.8 million, or 17%, to $26.0 million from $22.2 million a year earlier, as an increase in mortgage loan production income more than offset declines in mortgage loan servicing income and gains on bulk sales of mortgage servicing rights. Mortgage loan production income grew primarily as a result of a $4.0 million, or 39%, increase in gains on the sale of mortgages with servicing rights released. The Company sold $981 million of single-family mortgage loans in the third quarter of 1997 versus $862 million in the third quarter of 1996. Gross profit margins on the sale of these mortgage loans improved as the ratio of mortgage loan production income to mortgage loans sold increased 22 basis points to 244 basis points for the three months ended September 30, 1997, from 222 basis points for the corresponding quarter in 1996.

For the nine months ended September 30, 1997, mortgage banking income increased $2.6 million, or 4%, from the prior year, as increased gains on the sale of mortgage loans and mortgage servicing rights were partially offset by a decrease in mortgage loan servicing income. Mortgage loan sales totaled
$2.5 billion for the first nine months of 1997, down from $2.7 billion in 1996. Profitability levels increased, however, as the ratio of mortgage production income to mortgage loans sold rose 28 basis points to 236 basis points for the nine months ended September 30, 1997 from 208 basis points for the year-earlier period. The improvement in gross profit margins is due to the Company's origination of mortgage loans primarily through its own retail banking and mortgage loan production offices rather than through wholesale channels.

The Company serviced $2.98 billion, or 39,315 loans, for the benefit of others at September 30, 1997, compared to $2.71 billion, or 36,267 loans, at December 31, 1996 and $2.95 billion, or 37,365 loans, at September 30, 1996. Changes in the size of the Company's servicing portfolio over the past year reflect the net result of additions from loan production and reductions from bulk servicing sales, prepayments, partial prepayments, and scheduled amortization of mortgage loans. Net mortgage loan servicing income for the third quarter of 1997 decreased by 27% when compared to the third quarter of 1996. For the first nine months of 1997, net mortgage loan servicing income declined 18% when compared to the same period a year ago. The overall decline in mortgage servicing income is primarily due to the fact that the Company's servicing portfolio, on average, is smaller this year than it was in 1996.

The Company periodically sells, in bulk form, mortgage servicing rights
(MSRs) that were previously retained. For the quarter ended September 30, 1997, MSRs for loans having a principal balance of $98.0 million were sold, resulting in a net gain of $513,000. In the third quarter of 1996, bulk sales of MSRs for loans with a principal balance of $435.1 million resulted in gains totaling $938,000. During the first nine months of 1997, MSRs for loans having a principal balance of $345.2 million were sold in bulk form, resulting in gains totaling $1.6 million. For the corresponding period in 1996, bulk sales of MSRs for loans with a principal balance of $1.1 billion resulted in gains totaling $1.3 million.

Commercial and Retail Banking
The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three months and nine months ended September 30, 1997 and 1996.

Net interest income, on a fully taxable equivalent (FTE) basis, was $12.4 million for the third quarter of 1997, an increase of $2.2 million, or 21%, over the third quarter of 1996. The increase in net interest income resulted from strong portfolio loan growth. Average portfolio loans for the third quarter of 1997 grew $369.9 million, or 55%, over the prior year, reflecting growth in commercial, residential real estate and installment loan categories. This growth was partially funded by a reduction in investment securities, as well as increases in average total deposits and FHLB advances.

The net interest margin (FTE) was 3.15% for the quarter ended September 30, 1997, an increase of 11 basis points from 3.04% a year ago. Expansion in the margin was primarily due to growth in higher-yielding portfolio loan categories and a reduction in lower-yielding investment securities. The resulting shift in the mix of earning assets was principally responsible for a 28 basis-point increase in the yield on average earning assets. Partially offsetting growth in the margin was a 13 basis-point increase in the average cost of funds.

For the nine months ended September 30, 1997, net interest income (FTE) was $33.8 million, an increase of $6.3 million, or 23%, over the first nine months of 1996. This increase was fueled primarily by a $313.2 million, or 51%, increase in average portfolio loans. Partly funding the growth in portfolio loans were reductions in the average balances of investment securities and mortgage loans held for sale, as well as increases in average total deposits and FHLB advances.

The net interest margin (FTE) for the nine months ended September 30, 1997, rose 31 basis points to 3.14% from 2.83% for the comparable period in 1996, primarily due to the favorable shift in the mix of earning assets toward higher-yielding loan products. This shift was largely responsible for a 27 basis-point increase in the yield on average earning assets. Also contributing to the improved margin was an 8 basis-point decline in the average cost of funds, as interest-bearing deposits increased as a percentage of interest-bearing liabilities.

Noninterest Expense
-------------------
For the quarter ended September 30, 1997, total noninterest expense increased $3.5 million, or 13%, to $31.2 million from $27.7 million a year earlier. On a year-to-date basis, total noninterest expense was $83.3 million, up $6.1 million, or 8%, over the first nine months of 1996. The rise in noninterest expense reflects additional salaries and employee benefit expense associated with a net increase in employees and an increase in commissions expense accompanying the higher level of retail mortgage loan originations.



Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                   Three Months Ended               Three Months Ended
                                                   September 30, 1997               September 30, 1996
                                                   ------------------               ------------------

                                              Average              Average    Average              Average
(Dollars in thousands)                       Balance(1)  Interest   Rate     Balance(1)  Interest    Rate
----------------------                       ----------  --------  -------   ----------  --------   -------
Assets:
Money market investments................. $     2,441  $     36     5.85%  $     5,026  $     47    3.71%
Mortgage loans held for sale.............     337,191     6,532     7.75       332,687     6,682    8.03
Investment securities available for sale.     200,673     3,297     6.57       318,705     5,042    6.28
Commercial loans.........................     269,424     6,490     9.56       167,397     3,857    9.14
Residential real estate loans............     674,347    12,911     7.66       428,039     8,270    7.73
Installment loans........................      95,856     2,463    10.19        74,244     1,929   10.31
                                         ------------  --------    ----- -------------   -------   -----
  Loans, net of unearned income..........   1,039,627    21,864     8.38       669,680    14,056    8.33
                                         ------------   -------   ------  ------------    ------ -------
    Total interest-earning assets........   1,579,932    31,729     8.01     1,326,098    25,827    7.73
Allowance for loan losses................      (7,183)                          (4,730)
Cash and due from banks..................      25,308                           31,020
Other assets.............................     107,286                          110,187
                                          -----------                     ------------
    Total assets......................... $ 1,705,343                      $ 1,462,575
                                          ===========                      ===========

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits......... $    46,226       251     2.15    $   55,580       339    2.42
Savings deposits and money market accounts    277,679     3,120     4.46       221,474     2,342    4.20
Time deposits............................     638,562     9,337     5.80       523,626     7,701    5.83
                                          -----------  --------     ----  ------------   -------    ----
  Total interest-bearing deposits........     962,467    12,708     5.24       800,680    10,382    5.14
Federal funds purchased and securites sold
  under agreement to repurchase..........     132,812     1,936     5.78       199,925     2,760    5.48
Other short-term borrowings..............       3,149        39     4.91         3,223        37    4.55
FHLB advances...........................      259,678     3,834     5.86       109,892     1,593    5.75
Long-term debt...........................      47,500       858     7.23        49,335       887    7.13
                                         ------------  --------     ---- ------------- ---------    ----
    Total interest-bearing liabilities...   1,405,606    19,375     5.47     1,163,055    15,659    5.34
                                                        -------     ----                 -------    ----
Noninterest-bearing deposits.............     123,720                          130,464
Other liabilities........................      51,269                           47,947
                                         ------------                    -------------
    Total liabilities....................   1,580,595                        1,341,466
Shareholders' equity.....................     124,748                          121,109
                                         ------------                     ------------
    Total liabilities and shareholders'
      equity............................. $ 1,705,343                      $ 1,462,575
                                          ===========                      ===========

Net interest income/Rate spread (FTE)....              $ 12,354     2.54%               $ 10,168    2.39%
                                                       ========     ====                ========    ====
Net interest margin (FTE)................                           3.15%                           3.04%
                                                                    ====                            ====

        Increase (decrease) due to change in:   Volume(2)        Rate(2)         Net Inc(Dec)
--------------------------------------------------------------------------------------------

        Money market investments.........      $  (31)          $   20             $   (11)
        Mortgage loans held for sale.....          88             (238)               (150)
        Investment securities available
        for sale.........................      (1,962)             217              (1,745)
        Commercial loans.................       2,448              185               2,633
        Residential real estate loans....       4,717              (76)              4,641
        Installment loans................         556              (22)                534
                                           ----------            -------         ---------
         Loans, net of unearned income...       7,721               87               7,808
                                             --------            --------          -------
           Total interest income.........       5,816               86               5,902

        Interest-bearing demand deposits.         (53)             (35)                (88)
        Savings deposits.................         626              152                 778
        Time deposits....................       1,675              (39)              1,636
                                             --------           -------           --------
        Total interest-bearing deposits.        2,248               78               2,326
        Federal funds purchased and
         securities sold under
           agreement to repurchase.....          (966)             142                (824)
        Other short-term borrowings......          (1)               3                   2
        FHLB advances....................       2,210               31               2,241
        Long-term debt...................         (39)              10                 (29)
                                            ---------             ------           -------
           Total interest expense.......        3,452               264              3,716
                                             --------             ------           -------
           Net interest income...........      $2,364            $ (178)            $2,186
                                               ======             ======           =======

(1)      Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.


Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                   Nine Months Ended                Nine Months Ended
                                                  September 30, 1997                September 30, 1996
                                                  ------------------                ------------------
                                              Average               Average   Average              Average
(Dollars in thousands)                       Balance(1)  Interest    Rate    Balance(1)  Interest   Rate
                                             ----------  --------    ----    ----------  --------   ----
Assets:
Money market investments.................   $   6,824 $     220     4.31%   $    9,361  $    356    5.08%
Mortgage loans held for sale.............     278,917    16,279     7.78       360,338    20,778    7.69
Securities...............................     220,671    10,705     6.47       317,966    15,084    6.34
Commercial loans.........................     232,890    16,789     9.64       154,811    10,828    9.35
Residential real estate loans............     604,912    34,457     7.59       389,608    22,209    7.60
Installment loans........................      89,886     6,790    10.10        70,036     5,319   10.15
                                            ---------    ------     ----     ---------    ------    ----
  Loans, net of unearned income..........     927,688    58,036     8.35       614,455    38,356    8.35
                                             ---------   ------     ----     ---------    ------    ----
    Total interest-earning assets........   1,434,100    85,240     7.93     1,302,120    74,574    7.66
Allowance for loan losses................     (5,935)                          (4,860)
Cash and due from banks..................      22,736                           26,979
Other assets.............................     104,558                          127,775
                                             --------                         ---------
    Total assets.........................  $1,555,459                       $1,452,014
                                           ==========                       ==========

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits......... $    52,238       853     2.18    $   58,264     1,036    2.38
Savings deposits and money market
accounts................................      269,622     8,948     4.44       210,100     6,377    4.06
Time deposits............................     597,396    25,575     5.72       532,506    23,638    5.93
                                            ---------    ------     ----     ---------    ------    ----
  Total interest-bearing deposits........     919,256    35,376     5.15       800,870    31,051    5.18
Warehousing lines of credit..............           -         -       -         30,556     1,775    7.77
Federal funds purchased and  securities
  sold under agreement to repurchase.....     108,026     4,609     5.70       167,004     6,942    5.56
Other short-term borrowings..............       8,339       425     6.81         4,630       231    6.67
FHLB advances...........................      192,315     8,425     5.86        95,728     4,211    5.88
Long-term debt...........................      48,097     2,604     7.22        51,393     2,848    7.41
                                            ---------    ------     ----     ---------    ------    ----
    Total interest-bearing liabilities...   1,276,033    51,439     5.39     1,150,181    47,058    5.47
                                                         ------     ----                --------    ----
Noninterest-bearing deposits.............     118,245                          128,790
Other liabilities........................      38,867                           49,827
                                            ---------                        ---------
    Total liabilities....................   1,433,145                        1,328,798
Shareholders' equity.....................     122,314                          123,216
                                         ------------                       ----------
    Total liabilities and shareholders'
    equity..........................       $1,555,459                       $1,452,014
                                           ==========                       ==========

Net interest income/Rate spread (FTE)....               $33,801     2.54%                $27,516    2.19%
                                                        =======     ====                 =======    ====
Net interest margin......................                           3.14%                           2.83%
                                                                    ====                            ====


        Increase (decrease) due to change in:  Volume(2)             Rate(2)               Net Inc(Dec)
        -----------------------------------------------------------------------------------------------
        Money market investments.........    $   (87)              $   (49)               $  (136)
        Mortgage loans held for sale.....     (4,586)                   87                 (4,499)
        Securities.......................     (4,492)                  113                 (4,379)
        Commercial loans.................      5,616                   345                  5,961
        Residential real estate loans....     12,258                   (10)                12,248
        Installment loans................      1,481                   (10)                 1,471
                                             -------                ------                -------
         Loans, net of unearned income...     19,354                   326                 19,680
                                             -------                ------                -------
           Total interest income.........     10,190                   476                 10,666

        Interest-bearing demand deposits.       (101)                  (82)                  (183)
        Savings deposits.................      1,933                   638                  2,571
        Time deposits....................      2,367                  (430)                 1,937
                                             -------                ------                -------
         Total interest-bearing deposits.      4,199                   126                  4,325
        Warehousing lines of credit......     (1,775)                    -                 (1,775)
        Federal funds purchased and
         securities sold under agreement
          to repurchase..................     (2,396)                   63                 (2,333)
        Other short-term borrowings......        189                     5                    194
        FHLB advances....................      4,219                    (5)                 4,214
        Long-term debt...................       (177)                  (67)                  (244)
                                             -------                ------                -------
           Total interest expense.......       4,259                   122                  4,381
                                             -------                ------                -------
           Net interest income...........    $ 5,931               $   354                $ 6,285
                                             =======               =======                =======

(1)      Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS

ASSETS
------
At September 30, 1997, the Company had $1.8 billion in total assets, an increase of $314.0 million, or 21%, from $1.49 billion at December 31, 1996. Asset growth primarily resulted from increases in portfolio loans and mortgage loans held for sale.

Securities
----------
Investment securities available for sale declined $45.6 million, or 20%, to $183.0 million, representing 10.1% of total assets at September 30, 1997. At December 31, 1996, the investment securities portfolio totaled $228.6 million, or 15.3% of total assets. During the third quarter of 1997, the Company sold $35.0 million of investment securities and reinvested the proceeds in higher-yielding portfolio loans. Gross realized gains and losses on sales of securities were $192,000 and $56,000, respectively, for the quarter ended September 30, 1997. For the first nine months of 1997, gross realized gains and losses totaled $408,000 and $917,000, respectively.

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

The following table details the composition, amortized cost and fair value of the Company's available-for-sale securities portfolio at September 30, 1997:



                                                                  Available-for-Sale Securities
                                                       -----------------------------------------------------
                                                       Amortized      Unrealized     Unrealized        Fair
(In thousands)                                           Cost          Gains           Losses          Value
                                                       ---------      ----------     ----------        ----
Debt Securities:
  U.S. Government agency obligations........         $   43,643      $      77       $     254    $   43,466
  Collateralized mortgage obligations.......             61,593             59             314        61,338
  Mortgage-backed securities................             49,796              3             986        48,813
  Municipal and other securities............              3,052             87               -         3,139
                                                     ----------      ---------       ---------    ----------
    Total Debt Securities...................            158,084            226           1,554       156,756
Equity securities...........................             27,002              -             762        26,240
                                                     ----------      ---------       ---------    ----------
    Total Available-for-Sale Securities.....         $  185,086      $     226       $   2,316    $  182,996
                                                     ==========      =========       =========    ==========

Certain securities having a carrying value of approximately $81.6 million and $65.0 million at September 30, 1997 and December 31, 1996, respectively, were pledged to secure repurchase agreements and public and other deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $465.1 million at September 30, 1997, an increase of $136.0 million, or 41%, from $329.2 million at December 31, 1996. This growth was caused by the increase in the volume of loans originated during the third quarter of 1997.

Portfolio Loans
---------------
Total portfolio loans exceeded $1.0 billion at September 30, 1997, rising $231.7 million, or 30%, from $784.6 million at December 31, 1996, due to strong growth in all lending areas. The residential real estate portfolio loan balance rose $120.4 million, or 24%, during the year to $627.3 million at September 30, 1997, as consumer demand for adjustable rate mortgage loans increased. The installment portfolio loan balance, which is predominantly comprised of home equity loans, grew $17.2 million, or 21%, since year-end 1996 to $99.7 million at September 30, 1997, reflecting successful marketing and sales efforts aimed at the Company's existing customer base.

The commercial portfolio loan balance rose $94.1 million, or 48%, during the year to $289.3 million, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the third quarter of 1997, the Company closed $8.7 million in Small Business Administration (SBA) loans, an increase of 64% from the $5.3 million closed in the third quarter of 1996. For the first nine months of 1997, SBA loan closings totaled $18.9 million compared to $16.1 million for the corresponding period a year ago. For the nine months ended September 30, 1997 and 1996, the Company sold $9.4 million and $11.6 million, respectively, of the guaranteed portion of SBA loans for corresponding gains of $706,000 and $765,000.

The following table provides further information regarding the Company's loan portfolio:

                                                   September 30, 1997             December 31, 1996
                                              --------------------------     ----------------------
(Dollars in thousands)                             Amount        Percent       Amount           Percent
----------------------                             ------        -------       ------           -------
Commercial loans:
  Commercial and industrial................. $      34,705          3.4%     $   29,483           3.8%
  Real estate construction..................        49,269          4.9          32,946           4.2
  Commercial real estate mortgage ..........       205,350         20.2         132,763          16.9
                                               -----------        -----       ---------         -----
       Total commercial loans...............       289,324         28.5         195,192          24.9
Residential real estate loans ..............       627,311         61.7         506,944          64.6
Installment loans...........................        99,673          9.8          82,492          10.5
                                               -----------        -----       ---------         -----
      Total portfolio loans.................   $ 1,016,308        100.0%      $ 784,628         100.0%
                                               ===========        =====       =========         =====

Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential mortgage and construction, commercial mortgage and construction, and home equity loans). As of September 30, 1997, such loans comprised approximately 94.6% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association
(FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

Non-Performing Assets
---------------------
Non-performing assets consist of non-accrual loans and other real estate owned (OREO). OREO represents real estate properties acquired through foreclosure or by deed in lieu of foreclosure and is classified as other assets on the balance sheet until such time as the property is sold. Commercial loans, residential real estate loans and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                           September 30,   December 31,   September 30,
(Dollars in thousands)                         1997           1996             1996
                                           -------------   ------------   -------------
Non-Performing Assets:
  Non-accrual loans:
    Commercial .............................   $ 1,216       $ 1,321       $ 1,473
    Residential real estate ................     7,586         3,968         3,010
    Installment ............................       298            50           108
                                               -------       -------       -------
      Total non-accrual loans ..............     9,100         5,339         4,591
  Restructured loans .......................      --            --            --
                                               -------       -------       -------
      Total non-performing loans ...........     9,100         5,339         4,591
  Other real estate owned ..................     1,784         1,250         1,319
                                               -------       -------       -------
      Total non-performing assets ..........   $10,884       $ 6,589       $ 5,910
                                               =======       =======       =======

Loans past due 90 days or more and still
  accruing interest:
  Commercial ...............................   $  --         $  --         $  --
  Residential real estate ..................       687           548           406
  Installment ..............................        12            22            39
                                               -------       -------       -------
      Total loans past due 90 days or more .   $   699       $   570       $   445
                                               =======       =======       =======

Non-performing assets as a percentage of:
    Total portfolio loans and OREO (1) .....      1.07%          .84%          .82%
    Total loans and OREO (2) ...............       .73%          .59%          .57%
    Total assets ...........................       .60%          .44%          .41%

(1) Excludes mortgage loans held for sale.
(2) Includes mortgage loans held for sale.

At September 30, 1997, approximately $10.4 million, or 1.02% of total portfolio loans were 30-89 days delinquent, compared to $4.8 million, or
 .61%, at December 31, 1996 and $6.4 million, or .89% at September 30, 1996.

Substantially all of the $3.8 million increase in non-performing loans since December 31, 1996, has been concentrated in the residential real estate loan category. This increase is attributable to growth in the amount of residential loans retained in the portfolio. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process.

Allowance for Loan Losses
-------------------------
Management is responsible for maintaining an adequate allowance for loan losses. An appropriate level of the allowance is determined based on the application of projected loss percentages to risk-rated loans, both individually and by category. The projected loss percentages were developed giving consideration to actual loan loss experience, adjusted for current and prospective economic conditions. Management also considers other factors when assessing the adequacy of the allowance for loan losses, including loan quality, changes in the size and character of the loan portfolio and consultation with regulatory agencies. In addition, specific reserves are established for individual loans when deemed necessary by management.

Management believes the allowance for loan losses is adequate to meet potential losses in the loan portfolio that can be reasonably anticipated based on current conditions. In addition, 94.6% of the total loan portfolio at September 30, 1997, was secured by real estate, thereby, reducing potential losses. It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly and adversely affected.

The following table provides an analysis of the allowance for loan losses:

                                                      Nine Months Ended
                                                        September 30,
(Dollars in thousands)                                  1997       1996
----------------------                                  ----       ----
Allowance for loan losses:
Balance at January 1 .............................   $ 4,709     $ 5,002
  Loans charged off ..............................      (191)       (643)
  Recoveries of loans previously charged off .....       128          92
                                                     -------     -------
    Net charge-offs ..............................       (63)       (551)
  Provision charged to expense ...................     2,621         200
                                                     -------     -------
Balance at September 30 ..........................   $ 7,267     $ 4,651
                                                     =======     =======

Net charge-offs as a percentage of average
   portfolio loans outstanding ...................       .01%        .12%
Allowance for loan losses as a percentage of total
   portfolio loans outstanding at period-end .....       .72         .65
Allowance for loan losses as a percentage of
   non-performing loans ..........................     79.86      101.32

Off-Balance Sheet Instruments
-----------------------------
Unused commitments to extend credit totaled $344.9 million for residential real estate loans and $88.2 million for commercial real estate loans at September 30, 1997.

At September 30, 1997, the Company had outstanding $228.8 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $37.0 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period before the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties. At September 30, 1997, the Company had outstanding mandatory forward commitments to sell $581.9 million of residential mortgage loans, of which $414.7 million covered mortgage loans held for sale and $167.2 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 1997 without producing any material gains or losses.

LIABILITIES.
------------
Total liabilities were $1.68 billion at September 30, 1997, an increase of $309.7 million from $1.37 billion at December 31, 1996, as increases in deposits and FHLB advances were partially offset by declines in federal funds purchased, securities sold under agreement to repurchase and long-term debt.

Deposits
--------
Total deposits grew $123.3 million, or 12%, to $1.14 billion at September 30, 1997 from $1.01 billion at December 31, 1996, as consumers responded to special promotions for the Company's Diamond savings account product and the Company grew its municipal certificates of deposit.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 1997 and the year ended December 31, 1996, were as follows:


                                                 September 30, 1997                        December 31, 1996
                                        -----------------------------------  -----------------------------------
                                                                Average                               Average
                                          Ending      Average   Rate During   Ending      Average    Rate During
(Dollars in thousands)                    Balance     Balance     Period      Balance     Balance      Period
                                          -------     -------     ------      -------     -------      ------
Federal funds purchased.............  $   19,000   $   35,576      5.77%     $ 67,900    $  25,312      5.71%
Securities sold under agreements
  to repurchase.....................      65,097       72,450      5.67        47,256      122,298      5.67
Other short-term borrowings.........       5,500        8,339      6.81         5,986       27,124      7.17
                                       ---------     --------      ----      --------     --------      ----
  Total short-term borrowings.......  $   89,597   $  116,365      5.78%     $121,142    $ 174,734      5.91%
                                       =========     ========      ====       =======      =======      ====

At September 30, 1997, other short-term borrowings consisted of $5.5 million in treasury, tax and loan demand notes (TT&L). At December 31, 1996, other short-term borrowings were comprised of $4.0 million in TT&Ls, $1.9 million in borrowings outstanding under the revolving credit agreement and the current portion of long-term debt.

FHLB Advances
-------------
Republic Bank and Republic Savings Bank routinely borrow short- and long-term advances from the Federal Home Loan Bank (FHLB) to provide liquidity for mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at September 30, 1997 and December 31, 1996, were as follows:

                                                  September 30, 1997                 December 31, 1996
                                                 --------------------            ---------------------
                                                              Average                           Average
                                                   Ending     Rate At               Ending      Rate At
(Dollars in thousands)                            Balance  Period-End              Balance   Period-End
----------------------                            -------  ----------              -------   ----------
Short-term  FHLB advances...................    $ 151,000      5.73%             $  39,000        5.73%
Long-term FHLB advances.....................      175,632      5.75                 95,200        6.02
                                                ---------      ----              ---------        ----
    Total...................................    $ 326,632      5.74%             $ 134,200        5.89%
                                                =========      ====              =========        ====

The long-term FHLB advances have original maturities ranging from June 1998 to September 2002.

Long-Term Debt
--------------
Obligations with original maturities of more than one year consisted of the following:

                                                                       September 30,         December 31,
(Dollars in thousands)                                                     1997                  1996
                                                                      -------------          ------------
7.17% Senior Debentures due 2001.................................        $ 25,000              $ 25,000
6.75% Senior Debentures due 2001.................................           9,000                 9,000
6.95% Senior Debentures due 2003.................................          13,500                13,500
6.99% Mortgage Loan due 2000.....................................              --                 1,792
                                                                          -------               -------
                                                                           47,500                49,292
Less current maturities included in other short-term borrowings..              --                  (103)
                                                                          -------               -------
    Total long-term debt.........................................        $ 47,500              $ 49,189
                                                                         ========              ========


CAPITAL
-------
Shareholders' equity was $126.1 million at September 30, 1997, a $4.3 million, 4%, increase from $121.8 million at December 31, 1996. This increase occurred as the retention of $9.0 million in earnings after the payment of dividends and a $1.1 million decrease in net unrealized losses on securities available for sale were partially offset by the repurchase of 624,000 shares of the Company's common stock.

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

As of September 30, 1997, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:


                                                           September 30,      December 31,
                                                                1997              1996
                                                           -------------      ------------
Total capital to risk-weighted assets (1).................      11.29%            13.84%
Tier 1 capital to risk-weighted assets (1)................      10.64             13.30
Tier 1 capital to average assets (1)......................       7.02              8.16

(1) As defined by the regulations.

As of September 30, 1997, the Company's Total risk-based capital was $126.4 million and Tier 1 risk-based capital was $119.1 million, an excess of $14.4 million and $51.9 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

Accounting Developments
-----------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Informaton, which supersedes current accounting literature regarding segment reporting. According to the Statement's new "management approach" to segment reporting, companies would report financial and descriptive information about their operating segments in both annual financial statements and interim financial reports. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, with early adoption encouraged. The Statement is not expected to significantly alter the nature of the Company's segment disclosures in its annual report; however, the Company's segment disclosures in Form 10-Q's filed with the Securities and Exchange Commissions in 1998 will be expanded to encompass the required financial information.

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

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which consolidates existing accounting guidance relating to a company's capital structure and is effective for financial statements for periods ending after December 15, 1997. Adoption of the Statement is not expected to have any impact on the Company's disclosures about its financial position, results of operations, liquidity or capital position.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the calculation of earnings per share (EPS). Under SFAS No. 128, primary EPS currently computed in accordance with APB Opinion No. 15 will be replaced with a new simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Thus, options, warrants and other common stock equivalents will be excluded from the calculation. Fully diluted EPS will not change significantly but has been renamed diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997, with earlier application prohibited. The impact of SFAS No. 128 will result in a $0.01 increase in the Company's primary earnings per share for each of the third quarters ended September 30, 1997 and 1996.

On January 1, 1997, the Company adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, issued by the FASB in June 1996, pertaining to sales, securitizations and servicing of receivables and other financial assets and the extinguishment of liabilities without material impact to financial position and results of operations. The effective date for provisions of the Statement relating to repurchase agreements, securities lending and other similar transactions and pledged collateral was delayed until after December 31, 1997 through the FASB's issuance of SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment to FASB Statement No. 125. The adoption of SFAS No. 127 is not expected to have a material impact on the Company's financial position and results of operations.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
           In the ordinary course of business, the Company and its subsidiaries are parties to certain routine litigation. In the opinion of management, the aggregate liabilities, if any, arising from such legal proceedings would not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

Item 2.    Changes in Securities
           ---------------------
           On August 21, 1997, the Board of Directors declared a $0.10 cash dividend per share, payable October 3, 1997 to shareholders of record September 5, 1997.

           On October 16, 1997, the Board of Directors declared a 10% stock dividend, payable on December 5, 1997 to shareholders of record November 7, 1997.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibits
               (11)   Statement Re: Computation of Per Share Earnings
               (27)   Financial Data Schedule

           (b) Reports on Form 8-K
               There were no reports on Form 8-K filed during the third quarter of 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               REPUBLIC BANCORP INC.
                               (Registrant)


Date:  November 14, 1997       BY: /s/ Thomas F. Menacher
                                  --------------------------------------
                                    Thomas F. Menacher
                                    Senior Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                EXHIBIT INDEX


                                                                   Sequential
     Exhibit Number                Exhibit                        Page Number
     --------------                -------                        -----------

           11             Statement Re:  Computation of
                          Earnings Per Share                          22

           27             Financial Data Schedule                     23