Form 10-K
period 1997-12-31
REPUBLIC BANCORP INC
filed 1998-03-20
CIK 813808

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------
                                  FORM 10-K


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                    EXCHANGE ACT OF 1934 [No Fee Required]

                 For the Fiscal Year Ended December 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on March 6, 1998 of $19.00, was $313.8 million.

  Number of shares of Registrant's common stock outstanding as of March 6, 1998: 18,678,846


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement dated March 18, 1998 ("1998 Proxy Statement") filed with the Commission (Part III).

=============================================================================

                         FORM 10-K TABLE OF CONTENTS


Part I                                                                   Page
                                                                         -----
    Item   1 - Business.................................................   2
                 General Description....................................   2
                 Business Segments......................................   3
                 Competition............................................   4
                 Employees..............................................   5
                 Principal Sources of Revenue...........................   5
                 Monetary Policy and Economic Controls..................   5
                 Supervision and Regulation.............................   5
                 Forward-Looking Statements.............................   9
                 Executive Officers of the Registrant...................   9

    Item   2 - Properties...............................................  10

    Item   3 - Legal Proceedings........................................  10

    Item   4 - Submission of Matters to a Vote of Security Holders......  10


Part II

    Item   5 - Market for Registrant's Common Stock and Related
                 Stockholder Matters....................................  10

    Item   6 - Selected Financial Data..................................  11

    Item   7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  12

    Item   7A- Quantitative and Qualitative Disclosures
                 about Market Risk......................................  31

    Item   8 - Financial Statements and Supplementary Data..............  32

    Item   9 - Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................  62

Part III

    Item 10 -  Directors and Executive Officers of the Registrant.......  62

    Item 11 -  Executive Compensation...................................  62

    Item 12 -  Security Ownership of Certain Beneficial Owners
                 and Management.........................................  62

    Item 13 -  Certain Relationships and Related Transactions...........  62

Part IV

    Item 14 -  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K............................................  63

    Signatures..........................................................  65

                                    PART I


ITEM 1.  BUSINESS

                             General Description

Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Currently, the Company has 112 banking and mortgage banking offices in 21 states.

    Through its two wholly-owned banking subsidiaries--Republic Bank and Republic Savings Bank--the Company provides commercial and retail banking products and services. Together, the subsidiary banks operate 35 commercial and retail banking offices and 9 mortgage loan production offices in Michigan, Ohio and Indiana. Republic Bank, a state-chartered bank headquartered in Ann Arbor, Michigan, exercises the powers of a full-service commercial bank and operates 26 offices in seven market areas in Michigan. At December 31, 1997, Republic Bank had $1.3 billion in assets and $894 million in deposits. Republic Savings Bank, a state-chartered savings bank headquartered in Pepper Pike, Ohio, exercises the powers of a full-service savings bank and operates 18 offices primarily in the greater Cleveland area as well as Columbus, Dayton and Cincinnati, Ohio and Indianapolis, Indiana. At December 31, 1997, Republic Savings Bank had $492 million in assets and $320 million in deposits.

    To complement its commercial and retail banking activities, the Company has grown a nationwide mortgage lending network through various nonbank companies engaged in the mortgage banking business. Market Street Mortgage Corporation ("Market Street Mortgage") is an 80% majority-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida, and 44 offices in 13 states. Republic Bancorp Mortgage Inc. ("Republic Bancorp Mortgage") is a wholly-owned mortgage banking subsidiary of Republic Bank with headquarters in Farmington Hills, Michigan, and 17 offices in 5 states. CUB Funding Corporation ("CUB Funding") is a wholly-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida, and 7 offices in 3 states.

    The Company, on an ongoing basis, evaluates its existing business operations and organizational structures and routinely explores opportunities to acquire financial institutions and other financial services-related businesses, particularly mortgage origination networks and related assets. In September 1997, the Company acquired certain assets and the mortgage origination network of Exchange Mortgage Corporation of Southfield, Michigan, including its sub-prime mortgage lending division, Union Mortgage Services, Inc. In July 1997, the parent company transferred its 80% ownership interest in Market Street Mortgage to Republic Bank, effectively reducing funding costs. In May 1997, the Company completed the sale of four southern Michigan branches of Republic Bank to concentrate the expansion of its deposit-gathering capabilities in more growth-oriented areas of the state. Also, in 1997, Market Street Mortgage assumed responsibility for the management of CUB Funding Corporation to allow for the sharing of best practices between the two organizations, marketing synergies, enhanced sales efforts, and improved operating results.

    At December 31, 1997, the Company had consolidated total assets of $1.9 billion, total deposits of $1.2 billion and shareholders' equity of $131.1 million. For the year ended December 31, 1997, the Company reported net income of $18.8 million, compared to $14.7 million for 1996. Residential mortgage loan closings totaled $3.9 billion in 1997, compared to $3.6 billion in 1996. Commercial loan closings totaled $178 million in 1997 versus $122 million in 1996. Small Business Administration (SBA) loan closings totaled $28 million in 1997, compared to $24 million in 1996. At December 31, 1997, the Company's mortgage loan servicing portfolio was $3.1 billion, compared to $2.7 billion at year-end 1996.

                              Business Segments

The Company engages in two lines of business--Commercial and Retail Banking and Mortgage Banking.

Commercial and Retail Banking
-----------------------------

    Commercial and retail banking is conducted at 35 branches of Republic Bank and Republic Savings Bank by providing traditional commercial and retail banking products and services to consumers and small- to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage portfolio loans; home equity loans and lines of credit; other types of installment loans; and demand, savings and time deposit accounts. Lending activity at the banking subsidiaries is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed rate and variable rate residential mortgage loans; residential construction loans; commercial real estate mortgage loans; and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as Small Business Administration (SBA) loans, United States Department of Agriculture (USDA) loans, and FHA/VA loans. Commercial and industrial loans are made to a lesser extent and are typically secured by the customer's assets at a 75% or less loan-to-value ratio and by personal guarantees.

    The Company's banking subsidiaries target their marketing efforts toward a particular segment of the consumer population that is interested in receiving personalized banking service and attention when handling transactions related to their deposit accounts. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 1997, retail deposits comprised 83% of total deposits.

Mortgage Banking
----------------

    Mortgage banking activities encompass two areas: mortgage loan production and mortgage loan servicing. Mortgage loan production involves the origination and sale of single-family residential mortgage loans. Mortgage lending is conducted by all of the Company's affiliates. All mortgage loan originations are funded by the Company's banking subsidiaries.

    Retail residential mortgage loans are originated by the Company's own sales staff through 76 retail mortgage loan production offices and 35 retail banking offices located in Michigan, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Missouri, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas, Utah and Virginia. Each retail loan production office is responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting departments of either the Company's banking or mortgage banking affiliates for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance. The Company also maintains a wholesale production office in California that engages in the purchase of residential loans from brokers. Residential loans purchased through the wholesale operation are processed and prepared by the brokers. The Company's quality control personnel subsequently review these loans using certain verification procedures.

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

    Growth in the Company's residential mortgage origination business during 1997 was funded primarily with the subsidiary banks' retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are held for a short period of time (generally less than 60 days) with the intent of selling them to investors in the secondary market. These loans are classified as mortgage loans held for sale in the Company's consolidated balance sheet. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans held for sale are typically sold without recourse to the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

    Consistent with the Company's strategy of managing interest rate risk, substantially all long-term fixed rate mortgages originated are typically securitized and sold or sold directly to secondary market investors. The majority of short-term fixed rate mortgages and variable rate mortgages are typically securitized and sold or sold directly to secondary market investors, although a portion of the variable rate mortgages may be retained in the loan portfolios of Republic Bank and Republic Savings Bank for investment purposes. Portfolio loans may be securitized and reclassified as securities available for sale.

    When the Company sells originated or purchased residential mortgage loans to investors, it makes a determination to either retain or sell the rights to service those loans. Servicing rights may also be acquired through bulk purchases of loans. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio creates a substantial continuing source of income and enables the Company to reduce the sensitivity of its earnings to changes in interest rates.

    Mortgage loan servicing is conducted primarily by Market Street Mortgage, which receives servicing fees ranging from 25 to 45 basis points per annum on its servicing portfolio. The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors and supervision of foreclosures and property dispositions in the event of unremedied defaults.

    The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks. To help accomplish this objective, the Company expanded its target market for mortgage customers during 1997 by opening 13 new mortgage loan production offices and by entering the sub-prime mortgage lending market in the Midwest. (All sub-prime mortgage loans originated are sold to the secondary market.) Selling mortgage loans to investors in the secondary market provides additional revenue, although the level of this activity is dependent upon market conditions at the time of sale. The Company also earns fees for originating and servicing loans. In addition, the mortgage banking segment effectively earns long-term interest rates on mortgage loans held for sale which helps the Company to minimize interest rate risk.

                                 Competition

Commercial and Retail Banking and Mortgage Banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased.

    In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking affiliates also face significant competition from numerous bank and non-bank companies in the area of mortgage lending. Generally, other financial institutions have greater resources to use in making acquisitions and higher lending limits than those of the Company's banking subsidiaries or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which the Company's banking subsidiaries currently do not offer (e.g., trust services, brokerage services and insurance products).

    The principal factors of competition in the markets for deposits and loans are price (interest rates paid and/or fees charged) and customer service. The Company's banking subsidiaries compete for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations and personalized customer services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.

                                  Employees

As of December 31, 1997, the Company and its subsidiaries had 1,426 full-time equivalent employees.

                         Principal Sources of Revenue

The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $105.8 million in 1997, an increase of 32% from $80.4 million in 1996 and up 48% from $71.5 million in 1995. In 1997, interest and fees on loans accounted for 48% of total revenues, compared to 42% of total revenues in both 1996 and 1995. Mortgage banking revenue, the largest component of noninterest income, totaled $93.7 million in 1997, an increase of 8% from $86.4 million in 1996 and up 32% from $71.0 million in 1995. Mortgage banking revenue represented 42% of total revenues in 1997, compared to 45% in 1996 and 42% in 1995.

                    Monetary Policy and Economic Controls

The earnings of the banking subsidiaries, and, therefore, the earnings of the Company, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

    The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. Continued moderate price inflation in 1997 contributed to the decision of the Federal Reserve Board to hold short-term interest rates stable. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

                          Supervision and Regulation

General
-------

Bank holding companies, banks and savings banks are highly regulated at both the state and federal level. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the Company is prohibited from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, unless the activities engaged in by the Company or the company whose voting shares are acquired by the Company are activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto.

    Republic Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan (the "FIB"). Republic Savings Bank is chartered by the State of Ohio and is supervised and regulated by the Ohio Superintendent of the Division of Financial Institutions. As insured state banks, Republic Bank and Republic Savings Bank are also regulated by the Federal Deposit Insurance Company ("FDIC").

    The Company is a legal entity separate and distinct from its banking subsidiaries. Most of the Company's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to the Company as well as by the Company to its shareholders.

    Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to Republic Bank and to Republic Savings Bank and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

Interstate Banking and Branching
--------------------------------

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits; (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers) beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that "opt-out" of the provision entirely; and (iii) authorizes states to enact legislation permitting interstate de novo branching.

    The Michigan Banking Code permits, in appropriate circumstances and with notice to, or the approval of the Commissioner of the FIB, (i) acquisition of Michigan-chartered banks (such as Republic Bank) by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity, (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states with the resulting organization chartered either by Michigan or one of such other states, (vi) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, (vii) the establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction, and (viii) the establishment by foreign banks of branches located in Michigan.

Dividends
---------

Michigan and Ohio law, respectively, place specific limits on the source and amount of dividends which may be paid by Republic Bank and Republic Savings Bank, respectively. The payment of dividends by the Company and its bank subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

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

FIRREA
------

Banking legislation, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 ("FIRREA") and FDICIA, has broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the FDIC shall be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

FDICIA
------

In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

    Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the banking subsidiaries of the Company would be considered to be well capitalized as of December 31, 1997.

    FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation and other standards as they deem appropriate. Such standards were issued jointly by the agencies on August 9, 1995, in guideline form.

    FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, the Company's subsidiary banks are all well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments
--------------------------

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

Mortgage Banking Affiliates
---------------------------

The Company's non-depository mortgage banking affiliates, Market Street Mortgage, Republic Bancorp Mortgage and CUB Funding (collectively referred to as the "mortgage companies") are engaged in the business of originating, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, the mortgage companies are subject to State usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

    CUB Funding purchases mortgage loans from approved brokers after they perform their own underwriting review of the mortgage loans. Brokers qualify to participate in CUB Funding's wholesale program only after a review of their financial condition, including a review of references and financial statements. In such activities, CUB Funding is also subject to applicable usury and other state and federal laws, including various states' licensing statutes.

    As sellers and servicers of mortgage loans, the mortgage companies are participants in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, GNMA, FHLMC, VA and FHA. In their dealings with these agencies, the mortgage companies are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate and purchase are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, FHLMC, GNMA, VA and FHA, each of the mortgage companies represents and warrants that all such mortgage loans sold by it conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Bancorp Mortgage, Market Street Mortgage or CUB Funding) to repurchase the non-conforming mortgage loans. Additionally, FNMA, FHLMC, GNMA, VA and FHA may require the mortgage companies to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and FHLMC.

Regulation of Proposed Acquisitions
-----------------------------------

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

    Each of the foregoing types of applications is subject to public notice and comment procedures, and, in many cases, to prior notice and/or approval of Federal and State bank regulatory authorities. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction.

                          Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, or in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "plans", "targets" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

    Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in the Company's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing risks involved in the foregoing.

    Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of all the executive officers (5) of the Company as of December 31, 1997. All of these officers are elected annually by the Board of Directors. Excluding Mr. Parker, each of the executive officers has served as an officer of the Company for more than five years. Prior to joining the Company in 1997, Mr. Parker was a principal in the law firm of Miller, Canfield, Paddock & Stone, PLC, Detroit, Michigan, for more than twenty-five years. There are no family relationships among any of the executive officers.


Name                                Age                      Position
----                                ---                      --------
Jerry D. Campbell.................. 57      Chairman of the Board and Chief
                                            Executive Officer (Since 1985)

Dana M. Cluckey, CPA............... 38      President and Chief Operating
                                            Officer (Since 1986)

Barry J. Eckhold................... 51      Vice President and Chief Credit
                                            Officer (Since 1990)

Thomas F. Menacher, CPA............ 41      Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Since 1992)

George E. Parker III............... 63      General Counsel and Corporate
                                            Secretary (Since 1997)

ITEM 2.  PROPERTIES

    The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 1997, the Company had 35 banking locations, of which eight were owned and 27 were leased, and 77 mortgage loan production offices, all of which were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

    The information required by this Item is set forth in Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this document and is expressly incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary


                                                        Common Stock
                                     Dividends         Price Range (1)
                                     Declared         ----------------
                                    Per Share (1)      High        Low
                                    -------------      ----        ---
1997
    Fourth quarter ..........       $ 0.100           $21.375   $15.250
    Third quarter ...........         0.091            15.000    13.000
    Second quarter ..........         0.091            13.250    11.500
    First quarter ...........         0.091            12.375    10.750
                                    -------
        Year ................       $ 0.373           $21.375   $10.750
                                    =======
1996
    Fourth quarter ..........       $ 0.091           $11.250   $ 9.875
    Third quarter ...........         0.083            10.000     9.000
    Second quarter ..........         0.083             9.750     9.125
    First quarter ...........         0.083             9.875     8.750
                                    -------
        Year ................       $ 0.340           $11.250   $ 8.750
                                    =======

---------
(1) Dividends and market price data have been restated to reflect the issuance of stock dividends.

    The principal market for the quotations of stock prices of the Company's common stock is The Nasdaq Stock Market. The Company's common stock trades under the symbol RBNC. There were approximately 13,800 shareholders of record of the Company's common stock as of March 6, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31                           1997        1996       1995        1994           1993
                                                 ----        ----       ----        ----           ----
Earnings Summary (in thousands)
Interest income                                $118,852    $ 99,147    $ 95,597    $ 78,219    $ 78,831
Interest expense                                 71,912      62,427      65,192      44,999      42,268
Net interest income                              46,940      36,720      30,405      33,220      36,563
Provision for loan losses                         3,031         290          24          94         603
Mortgage banking revenue                         93,700      86,377      70,960      69,899      85,128
Other noninterest income                          8,815       4,469       4,241       5,762       6,992
Noninterest expense                             117,742     104,492(1)   83,152      85,021      93,539
Income before cumulative effect
  of a change in accounting principle
  and extraordinary item                         18,789      15,066      14,264      15,719      22,233
Net income                                       18,789      14,678      14,264      15,719      23,183
                                               --------    --------    --------    --------    --------
Per Common Share(2)
Basic earnings                                 $   1.01    $    .76    $    .71    $    .77    $   1.19
Diluted earnings                                    .99         .74         .69         .75        1.13
Cash dividends declared                             .37         .34         .28         .22         .15
Book value (year-end)                              7.02        6.47        6.34        5.78        5.54
Closing price of common stock (year-end)          21.38       10.57        8.88        7.42        9.39
Dividend payout ratio                                37%         46%         40%         30%         13%
                                               --------    --------    --------    --------    --------
Operating Data (in millions)
Loan closings:
  Residential mortgage loans                   $  3,892    $  3,581    $  2,847    $  2,837    $  4,911
  Commercial loans                                  175         122          50          27          20
  SBA loans                                          28          24          17          12           7
Mortgage loan servicing portfolio (year-end)      3,113       2,706       3,967       4,669       3,023
                                               --------    --------    --------    --------    --------

Year-End Balances (in millions)
Total assets                                   $  1,873    $  1,490    $  1,473    $  1,364    $  1,171
Total earning assets                              1,731       1,349       1,323       1,224       1,078
Mortgage loans held for sale                        514         329         423         152         508
Total portfolio loans                             1,096         785         578         605         407
Total deposits                                    1,177       1,014         905         819         834
Total short-term borrowings and
  FHLB advances                                     425         255         344         327         160
Long-term debt                                       48          49          52          56          20
Shareholders' equity                                131         122         126         118         111
                                               --------    --------    --------    --------    --------
Ratios
Return on average assets                           1.16%       1.02%       1.00%       1.23%       1.94%
Return on average equity                          15.09       11.95       11.71       13.43       23.72
Net interest margin (3)                            3.16        2.88        2.38        2.88        3.29
Net loan charge-offs to average
  total loans (4)                                   .03         .06         .06         .20         .06
Allowance for loan losses as a percentage
  of year-end portfolio loans                       .67         .60         .87         .92        1.77
Non-performing assets as a percentage
  of year-end total assets                          .68         .44         .20         .30         .45
Average shareholders' equity to
  average assets                                   7.69        8.52        8.56        9.14        8.16
Tier 1 risk-based capital                          9.75       13.30       15.72       17.57       16.35
Total risk-based capital                          10.35       13.84       18.63       21.05       20.19
Tier 1 leverage                                    6.58        8.16        8.31        8.43        8.43
                                               --------    --------    --------    --------    --------

---------
(1) Includes a one-time assessment of $1.5 million ($975,000 after tax, or $.05 per share) for the recapitalization of the SAIF.
(2) The basic earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements beginning on page 37. All per share amounts presented have been adjusted to reflect the issuance of stock dividends.
(3) Net interest income (FTE) expressed as a percentage of average interest-earning assets.
(4) Includes mortgage loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income for 1997 was $18.8 million, an increase of 28% from net income of $14.7 million in 1996. Diluted earnings per share rose 34% during the year to $.99 from $.74 in 1996. In 1995, net income was $14.3 million, or $.69 per common share. Return on average assets was 1.16% in 1997, compared with 1.02% in 1996 and 1.00% in 1995. Return on average equity for 1997 was 15.09%, compared with 11.95% in 1996 and 11.71% in 1995.

        Net income for 1996 included an extraordinary loss from the early redemption of Subordinated Notes of $388,000, after tax, and the after-tax charge of $975,000 for a one-time special FDIC assessment. Excluding these items, operating earnings for 1996 were $16.0 million, or $.79 per share. Return on average assets and return on average equity, excluding these charges, would have been 1.11% and 13.06%, respectively.

    The Company's 1997 results of operations reflected the following trends in earnings:
    o Net interest income increased 28% during 1997 following an increase of 21% in 1996. Increasing average earning asset balances during these periods contributed to the growth in net interest income.

    o The net interest margin expanded further to 3.16% in 1997, compared to 2.88% in 1996 and 2.38% in 1995. A shift in average earning assets away from investment securities and toward higher-yielding loans over the past two years helped widen the net interest margin.

    o Mortgage banking revenue grew 8% during 1997 after climbing 22% in 1996, as a result of record retail lending production volumes.

    Shareholders' equity totaled $131.1 million at December 31, 1997. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company's common stock at year-end, was $399.2 million at December 31, 1997, a 100% increase from a year earlier. Capital ratios, by all measures, remain in excess of regulatory requirements.

Acquisitions and Divestitures

In May 1997, the Company completed the sale of four southern Michigan branches of Republic Bank. The sale included the fixed assets of the Hillsdale, Litchfield, Somerset Center and Spring Arbor branch offices and deposits totaling $52 million. The Company recognized a gain of $4.4 million on the sale.

    In September 1997, the Company acquired certain assets and the mortgage origination network of Exchange Mortgage Corporation of Southfield, Michigan. The mortgage operation has three offices in Michigan, including a sub-prime mortgage lending division, Union Mortgage Services. Exchange Mortgage operates as a division of Republic Bancorp Mortgage Inc. The purchase price for the assets of Exchange Mortgage was not significant.

Business Segments

The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. Table 1 presents the financial results of each business segment for the last three years. Business segment performance is determined based on the Company's management accounting process, which assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. This process is somewhat subjective; therefore, the information presented is not necessarily comparable with similar information for any other financial institution. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods.

    The Company's internal management reporting system allocates interest income and interest expense items by matching the earning asset with the related funding source. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. Expenses supporting more than one business segment are allocated to each segment based on the number of employees dedicated to the segment's operations.

                                   Table 1
                           Business Segment Results

                                  Commercial and
                                  Retail Banking                  Mortgage Banking                  Consolidated
                         ------------------------------   ------------------------------    -----------------------------
(In thousands)             1997       1996       1995       1997       1996      1995        1997        1996        1995
--------------             ----       ----       ----       ----       ----      ----        ----        ----        ----
Interest income          $ 93,730   $ 72,706   $ 74,496   $ 25,122   $ 26,441   $ 21,101    $118,852   $ 99,147   $ 95,597
Interest expense           49,052     40,812     43,831     22,860     21,615     21,361      71,912     62,427     65,192
                         --------   --------   --------   --------   --------   --------    --------   --------   --------
Net interest income(1)     44,678     31,894     30,665      2,262      4,826       (260)     46,940     36,720     30,405
Provision for loan
  losses                    3,031        290         24       --         --         --         3,031        290         24
Noninterest
  income (3)                8,102      4,469      4,241     94,413     86,377     70,960     102,515     90,846     75,201
Noninterest
  expense(2)               28,585     21,221     16,410     89,157     83,271     66,742     117,742    104,492     83,152
                         --------   --------   --------   --------   --------   --------    --------   --------   --------
Income before taxes      $ 21,164   $ 14,852   $ 18,472   $  7,518   $  7,932   $  3,958    $ 28,682   $ 22,784   $ 22,430
                         ========   ========   ========   ========   ========   ========    ========   ========   ========

Depreciation and
  amortization           $  2,422   $  2,265   $  2,484   $  9,595   $ 10,609   $ 10,036    $ 12,017   $ 12,874   $ 12,520

Capital expenditures     $  1,640   $  2,298   $  2,294   $  2,360   $  1,544   $  1,265    $  4,000   $  3,842   $  3,559

(In millions)
Identifiable assets      $  1,261   $  1,072   $    951   $    612   $    418   $    522    $  1,873   $  1,490   $  1,473

---------
(1) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.
(2) Noninterest expense for the commercial and retail banking segment in 1996 includes the $1.5 million, pre-tax, SAIF assessment.
(3) Noninterest income for the commercial and retail banking segment in 1997 includes a gain of $4.4 million on the sale of bank branches and deposits.


Mortgage Banking

The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing.

                                   Table 2
                      Residential Mortgage Loan Closings

Year Ended December 31
(Dollars in thousands)          1997          1996          1995
----------------------       ----------    ---------     ----------
Total closings               $3,891,894    $3,580,700    $2,847,490
Retail loans percentage              88%           76%           68%
Wholesale loans percentage           12            24            32


    The Company's total closings of single-family residential mortgage loans increased $311.2 million, or 9%, to $3.9 billion in 1997. The retail portion of this volume reached a record $3.4 billion in 1997, up 25% from 1996. Successful sales efforts by our mortgage loan originators and a declining interest rate environment were major contributors to the growth in retail loan closings. In addition, total closings for 1997 reflected a full year of operations for Unlimited Mortgage Services, which was acquired in July 1996. In 1996, total mortgage loan closings rose $733.2 million, or 26%, to $3.6 billion, reflecting the dual impact on production of a relatively low interest rate environment and strong retail lending efforts. Retail mortgage loan closings totaled $2.7 billion in 1996, a 42% increase from 1995. Wholesale mortgage loan volume declined 43% since 1996 as the Company placed more emphasis on its more profitable retail mortgage lending. Refinances totaled $950.3 million, or 24% of total closings in 1997, compared to $937.3 million, or 26% of total closings, a year earlier. The Company's pipeline of mortgage loan applications in process was $895.1 million at December 31, 1997, compared to $930.4 million at December 31, 1996.

                                   Table 3
                           Mortgage Banking Revenue


Year Ended December 31
(In thousands)                                    1997        1996       1995
--------------                                    ----        ----       ----
Mortgage loan production revenue (1)              $85,655   $70,499   $49,656
Net mortgage loan servicing revenue (2)             6,428     8,220     9,596
Gain on bulk sales of mortgage servicing rights     1,617     7,658    11,708
                                                  -------   -------   -------
    Total mortgage banking revenue                $93,700   $86,377   $70,960
                                                  =======   =======   =======

---------

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.


    Mortgage banking revenue, the largest component of total noninterest income, rose $7.3 million, or 8%, to $93.7 million in 1997, after increasing 22% in 1996. This increase resulted as growth in mortgage loan production revenue more than offset declines in net mortgage loan servicing revenue and gains on bulk sales of mortgage servicing rights.

    Mortgage loan production revenue increased $15.2 million, or 21%, in 1997. This increase resulted primarily as volume and profitability levels improved in retail mortgage production activities, but was partially offset by a decline in wholesale mortgage production volume. The Company sold $3.55 billion of single-family residential mortgages in both 1997 and 1996, compared to $2.65 billion in 1995. The ratio of mortgage production revenue to mortgage loans sold rose 43 basis points to 2.42% in 1997, compared to 1.99% in 1996 and 1.87% in 1995.

    Net mortgage loan servicing revenue decreased 22% to $6.4 million in 1997, after declining 14% in 1996. These declines correspond to a decrease in the average size of the mortgage servicing portfolio over the past two years. Loans serviced for others averaged $2.9 billion in 1997, down 17% from a year earlier. In 1996, average loans serviced for others totaled $3.5 billion, which was 11% lower than the 1995 average. This reduction in the mortgage servicing portfolio resulted primarily from the sale of servicing rights at Republic Bancorp Mortgage and CUB Funding as the Company focused all servicing activity at Market Street Mortgage.

    Amortization of mortgage servicing rights totaled $6.9 million in 1997, compared to $7.6 million in 1996 and $7.0 million in 1995. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis. No impairment reserves were required in 1997 and 1996 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

    The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In 1997, bulk sales of mortgage servicing rights for loans with principal balances of $345.2 million resulted in gains of $1.6 million. In 1996 and 1995, bulk sales of mortgage servicing rights for loans with principal balances of $2.3 billion and $2.5 billion, respectively, resulted in gains of $7.7 million and $11.7 million, respectively.

Commercial and Retail Banking

The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; home equity lending; and the deposit-gathering function. Deposits and loan products are offered through the 35 retail branch offices of Republic Bank and Republic Savings Bank, which are staffed by personal bankers and loan originators. The remaining disclosures and analyses within this Management's Discussion and Analysis of the Company's results of operations and financial condition relate principally to the commercial and retail banking segment.

Results of Operations

Net Interest Income

Net interest income is defined as the difference between total interest income generated by earning assets and the cost of funding those assets. To permit the comparable analysis of tax-exempt and fully taxable income, net interest income is stated on a fully taxable equivalent (FTE) basis, reflecting adjustments made to the yields of tax-exempt investment securities included in earning assets. The net interest margin is net interest income
(FTE) expressed as a percentage of average earning assets and measures how effectively the Company utilizes its earning assets in relationship to the interest cost of funding them.

    Net interest income (FTE) rose 26% to $47.3 million in 1997, compared to $37.5 million in 1996, primarily due to growth in average earning assets. Average earning assets rose $196.0 million, or 15%, to $1.5 billion in 1997, as a $324.9 million increase in average portfolio loans more than offset a reduction in average investment securities and a slight decrease in average mortgage loans held for sale. Net interest income growth also benefited as the mix of earning assets continued to favor higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $197.1 million, or 17%, increase in interest-bearing liabilities.

    The net interest margin widened by 28 basis points to 3.16% in 1997, compared to 2.88% in 1996. The improved margin was largely attributable to the continued shift in the mix of earning assets to higher-yielding commercial, residential and installment loan balances during 1997. This strategy led to a 28 basis point rise in the yield on average earning assets. The net interest margin also benefited from a decline in short-term interest rates during much of 1997, which contributed to a 10 basis point decrease in the average cost of funds.

    In 1996, net interest income (FTE) increased 23% to $37.5 million from $30.4 million in 1995, primarily due to growth in average earning assets with higher yields and a decline in average short-term borrowings. Average earning assets rose $24.7 million, or 2%, to $1.3 billion. Average short-term borrowings decreased $99.7 million, or 36%, to $174.7 million, reflecting the replacement of third-party warehousing lines of credit with less expensive interest-bearing deposits and short-term borrowings as funded by the Company's banking subsidiaries. This switch from external to internal funding, along with a shift in the mix of earning assets toward higher-yielding portfolio loan balances, led to a 50 basis point increase in the net interest margin to 2.88% in 1996 from 2.38% in 1995.

                                   Table 4
                    Analysis of Net Interest Income (FTE)

Year Ended December 31
(Dollar amounts in thousands)                    1997                          1996                             1995
-----------------------------    ------------------------------     ----------------------------    -----------------------------
                                   Average                 Avg.     Average                 Avg.     Average                  Avg.
                                   Balance    Interest     Rate     Balance     Interest    Rate     Balance      Interest    Rate
                                   -------    --------     ----     -------     --------    ----     -------      --------    ----
Average Assets:
Short-term investments           $    5,917   $    264     4.46%   $    9,155    $   438     4.78%   $   16,801    $   954    5.68%
Mortgage loans held for sale        317,114     24,235     7.64       340,375     26,392     7.75       268,788     21,100    7.85
Investment securities               198,946     13,102     6.59       301,338     19,054     6.32       382,242     23,155    6.06
Portfolio loans: (1)
  Commercial loans                  251,299     24,139     9.61       162,463     15,183     9.35       109,063     10,843    9.94
  Real estate mortgage loans        631,638     48,065     7.61       415,981     31,521     7.58       443,928     33,633    7.58
  Installment loans                  92,963      9,380    10.09        72,565      7,340    10.12        56,370      5,912   10.49
                                 ----------   --------     ----    ----------    -------    -----    ----------    -------    ----
    Total loans, net of
       unearned income              975,900     81,584     8.36       651,009     54,044     8.30       609,361     50,388    8.27
                                 ----------   --------     ----    ----------    -------    -----    ----------    -------    ----
  Total interest-earning assets   1,497,877    119,185     7.96     1,301,877     99,928     7.68     1,277,192     95,597    7.48
Allowance for loan losses            (6,281)                           (4,819)                           (5,264)
Cash and due from banks              22,270                            26,213                            24,460
Other assets                        106,038                           118,782                           126,339
                                 ----------                         ---------                        ----------
  Total assets                   $1,619,904                        $1,442,053                        $1,422,727
                                 ==========                        ==========                        ==========

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
  deposits                       $   44,933        993     2.21    $   57,754      1,358     2.35    $   63,516      1,554    2.45
Savings deposits                    298,104     12,331     4.14       215,357      8,882     4.12       177,978      6,677    3.75
Time deposits                       619,371     35,662     5.76       545,151     32,028     5.88       517,663     30,567    5.90
                                 ----------   --------     ----    ----------    -------    -----    -----------   -------   ----
  Total interest-bearing
    deposits                        962,408     48,986     5.09       818,262     42,268     5.17       759,157     38,798    5.11
Short-term borrowings               107,271      6,181     5.76       174,734     10,322     5.91       274,454     18,396    6.70
FHLB advances                       226,634     13,275     5.86       103,244      6,094     5.90        40,004      2,431    6.08
Long-term debt                       47,948      3,470     7.23        50,873      3,743     7.36        63,256      5,567    8.80
                                 ----------   --------     ----    ----------    -------    -----    -----------    -------   ----
  Total interest-bearing
    liabilities                   1,344,261     71,912     5.34     1,147,113     62,427     5.44     1,136,871     65,192    5.73
Noninterest-bearing deposits        108,667                           124,976                           128,640
Other liabilities                    42,452                            47,172                            35,435
                                 ----------                        ----------                         ---------
  Total liabilities               1,495,380                         1,319,261                         1,300,946
Shareholders' equity                124,524                           122,792                           121,781
                                 ----------                        ----------                        ----------
  Total liabilities and
    shareholders' equity         $1,619,904                        $1,442,053                        $1,422,727
                                 ==========                        ==========                        ==========
Net interest income/
  Rate spread (FTE)                           $ 47,273     2.60%                 $37,501     2.24%                 $30,405    1.75%
                                              --------                           =======                           =======
FTE adjustment(2)                             $    333                           $   781                           $  --
                                              ========                           =======                           =======

Impact of net noninterest-
  bearing sources of funds                                  .56                               .64                              .63
                                                           ----                             -----                             ----
Net interest margin (FTE)                                  3.16%                             2.88%                           2.38%
                                                           ====                             =====                            =====

---------
(1) Non-accrual loans and overdrafts are included in average balances.
(2) The amount of tax-exempt income earned in 1995 was not material.

                                   Table 5
                          Rate/Volume Analysis (FTE)

                                                1997/1996                              1996/1995
                                      ---------------------------------   ---------------------------------
                                            Increase/(Decrease)                  Increase/(Decrease)
                                             Due to Change in:                    Due to Change in:
                                      ---------------------------------   ---------------------------------
                                       Average     Average       Net       Average      Average        Net
(In thousands)                        Balance(1)   Rate(1)     Change     Balance(1)    Rate(1)      Change
--------------                        ---------    -------     ------     ----------    -------      ------
Interest Income:
  Short-term investments              $   (147)   $    (27)   $   (174)   $   (383)   $   (133)   $   (516)
  Mortgage loans held for sale          (1,786)       (371)     (2,157)      5,563        (271)      5,292
  Investment securities                 (6,733)        781      (5,952)     (5,062)        961      (4,101)
  Loans, net of unearned income (2)     27,003         537      27,540       3,472         184       3,656
                                      --------    --------    --------    --------    --------   ---------
    Total interest income               18,337         920      19,257       3,590         741       4,331

Interest Expense:
  Interest-bearing demand deposits        (288)        (77)       (365)       (135)        (61)       (196)
  Savings deposits                       3,406          43       3,449       1,500         705       2,205
  Time deposits                          4,298        (664)      3,634       1,568        (107)      1,461
                                      --------    --------    --------    --------    --------   ---------
    Total interest-bearing deposits      7,416        (698)      6,718       2,933         537       3,470
  Short-term borrowings                 (3,886)       (255)     (4,141)     (6,096)     (1,978)     (8,074)
  FHLB advances                          7,222         (41)      7,181       3,737         (74)      3,663
  Long-term debt                          (209)        (64)       (273)       (994)       (830)     (1,824)
                                      --------    --------    --------    --------    --------   ---------
    Total interest expense              10,543      (1,058)      9,485        (420)     (2,345)     (2,765)
                                      --------    --------    --------    --------    --------   ---------
    Net interest income (FTE)         $  7,794    $  1,978    $  9,772    $  4,010    $  3,086    $  7,096
                                      ========    ========    ========    ========    ========    ========

---------
(1) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2) Non-accrual loans are included in average balances.



Noninterest Income

Noninterest income is a significant source of revenue for the Company, contributing 46% of total revenues in 1997, compared to 48% in 1996 and 44% in 1995. Details of the largest component of noninterest income are presented in the "Mortgage Banking" section, beginning on page 13. Exclusive of mortgage banking revenue, noninterest income increased to $8.8 million in 1997 from $4.5 million in 1996, primarily due to the $4.4 million pre-tax gain on the sale of four Republic Bank branches and the related deposits in the second quarter of 1997.

                                   Table 6
                              Noninterest Income

Year Ended December 31
(In thousands)                                   1997       1996       1995
--------------                                   ----       ----       ----
Mortgage banking revenue                      $ 93,700    $86,377    $70,960
Service charges                                  1,446      1,218      1,297
Investment securities gains (losses)              (497)       766      1,061
Gain on sale of bank branches and deposits       4,442       --         --
Gain on sale of SBA loans                        1,065      1,242        873
Other noninterest income                         2,359      1,243      1,010
                                              --------    -------    -------
    Total noninterest income                  $102,515    $90,846    $75,201
                                              ========    =======    =======


    As part of management's strategy to support further loan growth, efforts have been made to reduce the investment securities portfolio through sales and maturities. In 1997, the Company sold $189.7 million of investment securities for a net loss of $497,000. This activity included $47.1 million of lower-yielding securities that were sold during the second quarter of 1997 at a loss of $850,000. In 1996, the Company sold $144.7 million of investment securities, compared to $232.0 million in 1995.

    The guaranteed portions of Small Business Administration (SBA) loans are regularly sold to investors. In 1997, the Company sold $13.8 million of the guaranteed portion of SBA loans, compared to $17.9 million in 1996 and $10.8 million in 1995.

Noninterest Expense

Noninterest expense increased 13% in 1997 to $117.7 million, after rising 26% in 1996. Salaries and employee benefits expense increased $5.8 million, or 14%, in 1997, following an increase of $10.5 million, or 33%, in 1996. This year's increase resulted primarily from the net addition of 69 employees to the Company's payroll. Mortgage loan commissions paid to mortgage loan originators and processors rose $5.2 million, or 21%, after increasing $6.9 million, or 39%, in 1996. The increase in mortgage loan commissions corresponds to the 25% growth rate in the volume of retail mortgage loans originated during 1997, compared to a 42% growth rate in 1996. The commission rate paid on retail loan closings, which make up a substantial majority of total closings, is significantly higher than the commission rate paid on wholesale closings.

                                   Table 7
                             Noninterest Expense

Year Ended December 31
(In thousands)                           1997         1996         1995
--------------                           ----         ----         ----
Salaries and employee benefits         $ 48,358     $ 42,589     $32,081
Mortgage loan commissions                29,767       24,590      17,710
Net occupancy expense of premises         7,022        6,145       5,274
Equipment expense                         4,538        4,626       4,395
SAIF assessment fee                        --          1,500        --
Other noninterest expense                28,057       25,042      23,692
                                       --------     --------     -------
    Total noninterest expense          $117,742     $104,492     $83,152
                                       ========     ========     =======


    Net occupancy expense increased 14% in 1997, following a 17% increase in 1996, due to the net addition of 19 retail bank and mortgage loan production offices during 1997, most of which are leased. Equipment expense has remained relatively stable over the past several years, reflecting consistent levels of purchasing activity.

    Included in noninterest expense for 1996 was a one-time pre-tax assessment of $1.5 million levied on the Company's banking subsidiaries by the Federal Deposit Insurance Corporation (FDIC) as a result of legislation passed by Congress to recapitalize the Savings Association Insurance Fund
(SAIF). This one-time charge related to $212 million in SAIF-insured deposits at Republic Savings Bank and $17 million in SAIF-insured deposits at Republic Bank.

Income Taxes

The provision for income taxes was $9.9 million in 1997, compared to $7.5 million in 1996 (inclusive of the tax benefit arising from the extraordinary item) and $8.2 million in 1995. The effective tax rate, computed by dividing the provision for income taxes by pre-tax income, was 34.5% for 1997, compared to 33.8% for 1996 and 36.4% for 1995. Pre-tax income in 1997 contained a lower amount of tax-exempt interest income on bank-qualified municipal securities than in 1996. Pre-tax income in 1995 contained a higher amount of non-deductible expenses than in 1997 and 1996.

Financial Condition

Total assets were $1.9 billion at December 31, 1997, an increase of 26% from $1.5 billion at December 31, 1996. Average total assets rose $177.9 million, or 12%, to $1.6 billion during the year. This increase primarily reflects strong growth in the portfolio loan balance, which was funded by a reduction in investment securities as well as increases in deposits and FHLB advances.

Assets
------

Portfolio Loans

The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 1997 and 1996, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

    Commercial real estate loans represent loans secured by real estate and consist of real estate construction loans and commercial real estate mortgage loans. Real estate construction loans are made to builders or developers of real estate properties and are typically refinanced at completion, becoming either income-producing or owner-occupied properties. Commercial real estate mortgage loans are secured by owner-occupied or income-producing properties. For owner-occupied property loans, the primary source of repayment is the cash flow of the owner with the real estate serving as a secondary repayment source. Income-producing property loans are made to entities or individuals engaged in real estate investment, and the primary source of repayment is derived from the rental or sale of the property.

    Loans to consumers include residential real estate mortgage loans and installment loans. Installment loans, predominantly home equity loans, are made for various purposes, including home improvement, automobile purchases and college tuition. The Company emphasizes home equity lending above all other installment lending. Other types of installment loans are generally made to accommodate customers who have an existing banking relationship with the Company.

                                   Table 8
                           Loan Portfolio Analysis

December 31
(Dollars in thousands)        1997                1996                1995             1994                  1993
----------------------  -----------------    ---------------      -------------    ---------------     ----------------
                          Amount    %         Amount      %       Amount    %        Amount    %        Amount      %
                          ------    -         ------      -       ------    -        ------    -        ------      -
Commercial loans:
 Commercial and
   industrial           $   41,095    3.7%   $ 29,483    3.8%   $ 22,523    3.9%   $ 20,556    3.4%   $ 27,025     6.6%
 Real estate
   construction             48,346    4.4      32,946    4.2      11,625    2.0      11,259    1.9      28,509     7.0
 Commercial real
  estate mortgages         233,078   21.3     132,763   16.9      98,285   17.0      66,096   10.8      71,008    17.5
                        ----------  -----    --------  -----    --------  -----    -------   -----    --------   -----

Total commercial
 loans                     322,519   29.4     195,192   24.9     132,433   22.9      97,911   16.1     126,542    31.1
Residential real
 estate mortgages          669,203   61.1     506,944   64.6     381,803   66.0     457,755   75.7     229,203    56.3
Installment loans          104,022    9.5      82,492   10.5      63,876   11.1      49,423    8.2      51,372    12.6
                        ----------  -----    --------  -----    --------  -----    -------   -----    --------   -----
Total portfolio
 loans                  $1,095,744  100.0%   $784,628  100.0%   $578,112  100.0%   $605,089  100.0%   $407,117   100.0%
                        ==========  =====    ========  =====    ========  =====    ========  =====    ========   =====


    The total portfolio loans balance grew $311.1 million, or 40%, to $1.1 billion at December 31, 1997, after increasing 36% in 1996. Lending remained strong across all major categories in 1997 as more residential mortgage loans were originated and retained in the loan portfolio. Also, commercial lending programs were successful in local markets served by the Company and marketing efforts directed at existing customers yielded additional home equity loans. The overall growth of the loan portfolio stems from the Company's efforts to enhance long-term profitability by improving the mix of earning assets on the balance sheet.

    Commercial loans increased $127.3 million, or 65%, to $322.5 million at December 31, 1997, after climbing 47% in 1996. This growth, which was concentrated primarily in commercial real estate loans, reflects the Company's efforts to complement traditional residential mortgage lending with commercial lending. Residential real estate mortgage loans rose $162.3 million, or 32%, to $669.2 million at December 31, 1997, after growing 33% a year earlier, as the Company retained a higher percentage of variable rate residential real estate loans compared to prior years. Installment loans increased $21.5 million, or 26%, to $104.0 million at December 31, 1997, after rising 29% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending.


                                   Table 9
   Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

                                                 After One
December 31, 1997                      Within    But Within     After
(In thousands)                        One Year   Five Years   Five Years      Total
-----------------                     --------   ----------   ----------      -----
Commercial loans:
  Commercial and industrial           $  9,260   $  15,035    $  16,800    $  41,095
  Real estate construction              17,190      27,815        3,341       48,346
  Commercial real estate mortgages      37,008     117,195       78,875      233,078
                                      --------   ---------    ---------    ---------
    Total commercial loans            $ 63,458   $ 160,045    $  99,016    $ 322,519
                                      ========   =========    =========    =========
Commercial Loans Maturing After
  One Year With:
  Predetermined rates                            $ 111,694    $  15,052
  Floating or adjustable rates                      48,351       83,964
                                                 ---------    ---------
    Total                                        $ 160,045    $  99,016
                                                 =========    =========



    The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 1997. The Company's total loan portfolio is geographically concentrated primarily in Michigan and Ohio as shown in the following table.

                                   Table 10
                  Geographic Distribution of Loan Portfolio



December 31, 1997                            Percent
(Dollars in thousands)        Amount        of Total
----------------------        ------        --------
Michigan                   $  635,000          58%
Ohio                          375,825          34
Indiana                        27,563           3
Other states                   57,356           5
                           ----------         ---
  Total                    $1,095,744         100%
                           ==========         ===


Mortgage Loans Held for Sale

Mortgage loans held for sale increased $184.4 million, or 56%, to $513.5 million at December 31, 1997, after decreasing 22% to $329.2 million at December 31, 1996, primarily due to strong fourth quarter 1997 mortgage loan production volumes. Decreasing just 7% from the average balance a year earlier, average mortgage loans held for sale remained relatively consistent as the Company retained a higher percentage of residential mortgage loans in the loan portfolio.

Credit Risk Management

Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and/or the related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by senior management. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee.

    The Loan Review group within the Company's Internal Audit Department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure proper documentation exists. The results of these periodic reviews are reported to the Audit Committee of the Company's Board of Directors.

    The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company's strategies for managing the related credit risk.

Commercial Loans

    Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and on obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 1997 and 1996, commercial real estate loans accounted for 87% and 85%, respectively, of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial and industrial loans are generally secured by company assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

    The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 1997 and 1996, these loans accounted for 61% and 65%, respectively, of total portfolio loans. Credit risk exposure in this area of lending is minimized by the assessment of the creditworthiness of the borrower and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Credit risk is further reduced since the majority of the Company's fixed rate, long- and short-term mortgage loan production and all of its sub-prime mortgage loan production are sold to investors in the secondary market.

Installment Loans

    Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider debt to income levels and the creditworthiness of the borrower. In the home equity lending category, loan-to-value ratios generally are limited to 80% of collateral value. However, the Company may lend in excess of 80% of collateral value and often utilizes an unaffiliated insurance company to minimize the risk.

Asset Quality

Non-Performing Assets

    Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans, residential real estate mortgage loans and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. When a loan is placed on non-accrual status, interest accruals cease and any uncollected interest is charged against current income. Interest subsequently received on non-accrual loans is applied against the principal balance.

                                  Table 11
                            Non-Performing Assets

December 31
(Dollars in thousands)               1997        1996       1995       1994       1993
----------------------               ----        ----       ----       ----       ----
Non-accrual loans:
    Commercial                      $ 1,457    $ 1,321    $   848    $   982    $ 1,812
    Residential real estate
      mortgages                       9,217      3,968        313      1,304        803
    Installment                         307         50        131         79        108
                                    -------    -------    -------    -------    -------
      Total non-accrual loans        10,981      5,339      1,292      2,365      2,723
Restructured loans                     --         --          688      1,130      2,140
                                    -------    -------    -------    -------    -------
      Total non-performing loans     10,981      5,339      1,980      3,495      4,863
Other real estate owned               1,671      1,250        980        586        405
                                    -------    -------    -------    -------    -------
      Total non-performing assets   $12,652    $ 6,589    $ 2,960    $ 4,081    $ 5,268
                                    =======    =======    =======    =======    =======

Non-performing assets as a
  percentage of:
    Portfolio loans and OREO           1.15%       .84%       .51%       .67%      1.29%
    Portfolio loans, mortgage
      loans held for sale
       and OREO                         .79        .59        .30        .54        .58
    Total assets                        .68        .44        .20        .30        .45

Loans past due 90 days or more
 and still accruing interest:
    Commercial                      $  --      $  --      $   209    $   104    $   217
    Residential real estate
     mortgages                          228        548         42       --         --
    Installment                           6         22         94         35         93
                                    -------    -------    -------    -------    -------
 Total loans past due 90 days
   or more                          $   234    $   570    $   345    $   139    $   310
                                    =======    =======    =======    =======    =======


    Non-performing assets totaled $12.7 million at December 31, 1997, up $6.1 million from $6.6 million at December 31, 1996. The increase in non-accrual residential real estate mortgage loans accounted for 87% of the overall increase in total non-performing assets. The primary cause for the rise in non-accrual residential mortgages was growth in portfolio residential mortgage loans. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net loan charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

    Approximately $8.2 million, or .75%, of the loans in the loan portfolio at December 31, 1997, were 30 to 89 days delinquent, compared to $4.8 million, or .61% of portfolio loans, at December 31, 1996. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 1997, total loans on the watch list, excluding those categorized as non-performing loans and loans past due 90 days and still accruing interest, were $3.7 million, or
 .3% of total portfolio loans, compared to $2.2 million, or .3% of total portfolio loans, at December 31, 1996.

    The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 1997, 1996 and 1995 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

                                   Table 12
                   Forgone Interest on Non-Performing Loans

For the Year Ended
December 31
(In thousands)                        1997                        1996                     1995
------------------          -------------------------   -------------------------   ------------------------
                            Non-Accrual  Restructured   Non-Accrual  Restructured   Non-Accrual  Restructured
                            -----------  ------------   -----------  ------------   -----------  ------------
Pro forma interest income     $  856        $ --            $ 259      $  --          $ 135        $  67
Interest income earned           478          --               34         --             44           38
                              ------        -----           -----      ------         -----        -----
  Forgone interest income     $  378        $ --            $ 225      $  --          $  91        $  29
                              ======        =====           =====      ======         =====        =====


Impaired Loans

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of Loans (SFAS No. 114), impaired loans are those loans for which it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are impaired. At December 31, 1997 and 1996, the gross recorded investment in impaired loans totaled $1.5 million and $1.4 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans are applied against the principal balance. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of impaired loans.

Provision and Allowance for Loan Losses

The allowance for loan losses represents management's assessment of the potential losses inherent in the Company's loan portfolio. An appropriate level of the allowance is determined based on the application of projected loss percentages to risk-rated loans, both individually and by category. The projected loss percentages were developed giving consideration to actual loan loss experience, adjusted for current and prospective economic conditions. Management also considers other factors when assessing the adequacy of the allowance for loan losses, including loan quality, changes in the size and character of the loan portfolio, and consultation with regulatory authorities. In addition, specific reserves are established for individual loans when deemed necessary by management.

    Management believes that the allowance for loan losses is adequate to meet potential losses in the loan portfolio. It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

    Gross loan charge-offs declined $150,000 to $608,000 in 1997, compared to $758,000 in 1996 and $845,000 in 1995. The ratio of net loan charge-offs to average loans, including loans held for sale, was .03% for 1997, compared to
 .06% for both 1996 and 1995. Commercial loan net charge-offs as a percentage of average commercial loans was .14% for 1997, compared to .24% for 1996 and
 .43% for 1995. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was zero for 1997 and .001% for 1996, versus a net recovery of (.002)% for 1995. Installment loan net charge-offs as a percentage of average installment loans was .06% for 1997, compared to .26% for 1996 and .19% for 1995.

                                   Table 13
                  Analysis of the Allowance for Loan Losses


Year Ended December 31
(Dollars in thousands)                         1997       1996      1995       1994       1993
----------------------                         ----       ----      ----       ----       ----
Balance at beginning of year                $ 4,709   $  5,002   $ 5,544    $ 7,214    $ 7,684
Loan charge-offs:
    Commercial loans                            468        494       661      1,521        612
    Residential real estate mortgage loans       13         11        34         70         49
    Installment loans                           127        253       150        114        101
                                            -------   --------   -------      -----    -------
      Total loan charge-offs                    608        758       845      1,705        762

Recoveries:
    Commercial loans                            115        112       189        219        170
    Residential real estate mortgage loans       20          2        47         --         36
    Installment loans                            67         61        43         72         73
                                            -------   --------   -------      -----    -------
      Total recoveries                          202        175       279        291        279
                                            -------   --------   -------      -----    -------
      Net loan charge-offs                      406        583       566      1,414        483
Provision charged to expense                  3,031        290        24         94        603
Allowance for commercial loans sold              --         --        --       (350)      (590)
                                            -------   --------   -------      -----      -----
Balance at end of year                      $ 7,334   $  4,709   $ 5,002    $ 5,544    $ 7,214
                                            =======   ========   =======    =======    =======

Allowance for loan losses as a
 percentage of year-end portfolio loans        .67%        .60%      .87%       .92%      1.77%
Allowance for loan losses as a
 percentage of year-end non-performing
 loans                                       66.79       88.18    252.64     158.61     148.34
Net charge-offs as a percentage of
 average total loans (including loans
 held for sale)                                .03         .06       .06        .20        .06


    The Company's policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. Installment loans are generally charged off when deemed to be uncollectible or 180 days past due, whichever comes first. Charge-offs of commercial loans and residential real estate mortgage loans are made on the basis of management's ongoing evaluation of non-performing loans.

    The following table summarizes the Company's allocation of the allowance for loan losses by loan type and the percentage of each loan type to total portfolio loans. The entire allowance, however, is available for use against any type of loan charge-off deemed necessary.

                                   Table 14
                 Allocation of the Allowance for Loan Losses

December 31
(Dollars in thousands)      1997                1996              1995               1994              1993
---------------------- ---------------    ---------------    ---------------    --------------    ---------------
                                  % of              % of                % of             % of               % of
                                 total              total              total             total              total
                       Amount    loans    Amount    loans    Amount    loans    Amount   loans    Amount    loans
                       ------    -----    ------    -----    ------    -----    ------   -----    ------    -----
Commercial loans       $2,173     29%     $1,973      25%    $1,522     23%    $2,221     16%     $3,382     31%
Residential real
  estate mortgage
  loans                 3,795     61       1,543      65        971     66        598     76       1,298     56
Installment loans         432     10         307      10        212     11        501      8         559     13
Unallocated               934    n/a         886     n/a      2,297    n/a      2,224    n/a       1,975    n/a
                       ------    ---      ------     ---     ------    ---     ------    ---      ------    ---
 Total allowance
   for loan losses     $7,334    100%     $4,709     100%    $5,002    100%    $5,544    100%     $7,214    100%
                       ======    ===      ======     ===     ======    ===     ======    ===      ======    ===

---------
n/a -- Not applicable.

Securities Available for Sale

The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The portfolio is comprised principally of U.S. Government agency obligations, obligations collateralized by U.S. Government-sponsored agencies, mainly in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term in nature or indexed to variable rates. At December 31, 1997, the estimated average maturity of fixed rate investment securities within the portfolio, excluding municipal securities, ranged from 1.5 years to 2.3 years.

    Investment securities totaled $119.9 million at December 31, 1997, a $108.7 million, or 48%, decrease from $228.6 million at December 31, 1996. This decrease reflects sales and maturities of securities primarily to fund growth in higher-yielding portfolio loans. The investment securities portfolio constituted 6.4% of the Company's assets at year-end 1997, compared to 15.3% a year earlier.

    The following table summarizes the composition of the Company's investment securities portfolio at December 31, 1997 and 1996.

                                   Table 15
                   Securities Available For Sale Portfolio

December 31
(In thousands)                                     1997        1996
--------------                                     ----        ----
U.S. Treasury and Government agency securities   $ 40,806   $ 35,806
Collateralized mortgage obligations                24,249     81,539
Mortgage-backed securities                         23,568     60,233
Municipal and other securities                      3,185     31,823
Equity securities                                  28,073     19,220
                                                 --------   --------
    Total securities available for sale          $119,881   $228,621
                                                 ========   ========


    The maturity distribution of and average yield information for investment securities held as of December 31, 1997 is provided in the following table.

                                   Table 16
       Maturity Distribution of Securities Available for Sale Portfolio



December 31, 1997               Due Within           One to              Five to              After
(Dollars in thousands)           One Year          Five Years           Ten Years           Ten Years             Total
----------------------      ----------------   ----------------     ----------------    -----------------   -----------------
                            Estimated          Estimated            Estimated           Estimated           Estimated
                              Market     Avg.    Market    Avg.       Market    Avg.      Market     Avg.     Market     Avg.
                              Value    Yield     Value    Yield       Value    Yield      Value     Yield     Value     Yield
                            ---------  -----   ---------  -----     ---------  -----    ---------   -----   ---------   -----
U.S. Treasury and
  Government agency
  securities                $    21    8.95%     $ --      --%      $  --       --%     $40,785     6.47%   $ 40,806    6.47%
Collateralized mortgage
  obligations (2) (3)          --       --         --      --          --       --       24,249     6.80      24,249    6.80
Mortgage-backed
  securities (2) (3)           --       --         129    8.35         --       --       23,439     5.95      23,568    5.96
Municipal and other
  securities (1)                 30    9.95        148    9.95        417      7.25       2,590     7.63       3,185    7.71
Equity securities            28,073    6.91         --      --         --       --         --        --       28,073    6.91
                            -------    ----      -----    ----      -----      ----     -------     ----    --------    ----
  Total securities
    available for sale      $28,124    6.91%     $ 277    9.20%     $ 417      7.25%    $91,063     6.46%   $119,881    6.57%
                            =======    ====      =====    ====      =====      ====     =======     ====    ========    ====

---------
(1) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
(2) Collateral guaranteed by U.S. Government agencies.
(3) All maturities beyond ten years are at variable rates or have estimated average lives of less than 2.3 years. The average yield presented represents the current yield on these securities.

Liabilities
-----------

Deposits

Total deposits, the Company's primary source of funding, grew 16% to nearly $1.18 billion at December 31, 1997, after increasing 12% a year earlier. The Company's core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts, money market accounts, Individual Retirement Accounts (IRAs) and retail certificates of deposit. At year-end 1997, core deposits totaled $976.8 million, a 6% increase when compared to $922.5 million at year-end 1996.

    The Company also funds mortgage loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 1997, these deposits totaled $83.5 million and $117.0 million, respectively, and represented 17% of total deposits on a combined basis. At December 31, 1996, brokered certificates of deposit totaled $56.9 million and municipal certificates of deposit totaled $34.3 million, representing 9% of total deposits on a combined basis.

                                   Table 17
     Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)                             1997
--------------                             ----
Three months or less                    $154,919
Over three months through six months      93,407
Over six months through twelve months     34,669
Over twelve months                        47,449
                                        --------
    Total                               $330,444
                                        ========


Short-Term Borrowings

Short-term borrowings decreased $62.9 million, or 52%, to $58.3 million at December 31, 1997, following a 54% decline to $121.1 million a year earlier. Included in short-term borrowings at year-end 1997 were federal funds purchased, securities sold under agreements to repurchase, and treasury, tax and loan demand notes. The amount provided by these funding sources has declined over the past two years due to increases in total deposits and short- and long-term FHLB advances. See Note 8 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

The Company's banking subsidiaries routinely utilize FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loan production and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the total advances. Total FHLB advances were $366.6 million at December 31, 1997 compared to $134.2 million at December 31, 1996, representing a 173% increase. This increase was primarily attributable to the utilization of short-term FHLB advances to fund mortgage loan originations. See Note 9 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

Long-term debt totaled $47.5 million at December 31, 1997, compared to $49.2 million at December 31, 1996. In the first quarter of 1997, the Company paid off a $1.8 million 6.99% Mortgage Loan maturing in the year 2000 as a result of the sale of an office building that housed the corporate offices and operations of Republic Bancorp Mortgage. A portion of the space in this building was subsequently leased from the new owners. See Note 10 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

Shareholders' equity increased $9.3 million, or 8%, to $131.1 million at December 31, 1997, after declining 4% to $121.8 million a year earlier. The increase in shareholders' equity during 1997 resulted primarily from the retention of $11.8 million in net income after dividends and a $1.7 million decrease in net unrealized losses on securities available for sale. In addition, fewer common shares were repurchased during the year under the Company's stock repurchase plan--486,100 shares in 1997 versus 1,128,400 shares in 1996. The Company declared $7.0 million in cash dividends to shareholders in 1997, an 6% increase over the amount declared in 1996.

    The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum Total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's Total risk-based capital ratio was 10.35% at December 31, 1997, compared to 13.84% a year ago. The decline in this ratio resulted primarily from an increase in risk-weighted assets due to growth in the loan portfolio. For further information regarding regulatory capital requirements, see Note 22 of the Notes to Consolidated Financial Statements.

Liquidity Management

The objective of liquidity management is to provide funds at an acceptable cost to meet mortgage and commercial loan demand and deposit withdrawals and to service other liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. Funds are available from a number of sources, including, but not limited to, cash and money market investments, the investment securities portfolio, mortgage loans held for sale and portfolio loan repayments and maturities.

    In addition, short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, core deposit growth, brokered certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances.

    The parent company has two major funding sources to meet its liquidity requirements: dividends from its subsidiaries and access to the capital markets. On December 31, 1997, $35.5 million was available within the bank subsidiaries for payment of dividends to the parent company without prior regulatory approval, compared to $30.9 million at December 31, 1996. Also, at December 31, 1997, the parent company had interest-earning deposits of $35.2 million at Republic Bank to meet any liquidity requirements.

    As discussed in Item 1 of the Company's Form 10-K on page 6, Republic Bank and Republic Savings Bank are subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

    At December 31, 1997, the parent company and its subsidiaries had available the following lines of credit or borrowing opportunities:

   -- Republic Bank had $62.9 million available in unused lines of credit with third parties for federal funds purchased; $123.1 million available in unused borrowings with the FHLB; and $3.0 million in borrowings available through securities sold under agreement to repurchase.

   -- Republic Savings Bank had $47.0 million available in unused lines of credit with third parties for federal funds purchased and $6.8 million available in unused borrowings with the FHLB. In addition, effective January 1, 1998, Republic Savings Bank had an additional $10.0 million federal funds purchased line of credit available with a third party.

Forward-Looking Statements

The sections that follow entitled "Market Risk Management" and "Impact of Year 2000" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of the Company's 1997 Annual Report on Form 10-K.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company's market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

    The Company's Asset and Liability Management Committee (ALCO), which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at each of the Company's subsidiaries is responsible for ensuring that the subsidiary asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

Asset and Liability Management

The primary objective of asset and liability management is to maintain stability in the level of net interest income by producing the optimal yield and maturity mix of assets and liabilities within the interest rate risk limits set by ALCO and consistent with projected liquidity needs and capital adequacy requirements.

Interest Rate Risk Measurement
------------------------------
    The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

    Static Gap Analysis: Gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 1997, the cumulative one-year gap was a positive 4.25% of total earning assets.

    The Company's current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of plus or minus 10% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates.

                             Static Gap Analysis


December 31, 1997                           Within     4 Months         1 to        5 Years
(Dollars in thousands)                     3 Months    to 1 Year      5 Years       or Over       Total
----------------------                     --------    ---------      -------       -------       -----
Interest-Earning Assets:
  Federal funds sold and other
   money market  investments               $  2,210    $    --       $    --       $   --      $    2,210
  Mortgage loans held for sale              513,533         --            --           --         513,533
  Securities available for sale             101,150        4,213         1,877       12,641       119,881
  Loans, net of unearned income             268,562      261,426       378,422      187,334     1,095,744
                                           --------    ---------     ---------     --------    ----------
    Total interest-earning assets          $885,455    $ 265,639     $ 380,299     $199,975    $1,731,368
                                           ========    =========     =========     ========    ==========

Interest-Bearing Liabilities:
  Deposits:
    Savings and NOW accounts               $   --      $ 155,148     $ 135,914     $   --      $  291,062
    Money market accounts                      --         55,635        42,026         --          97,661
    Certificates of deposit:
      Under $100,000                         62,172      185,255       113,718          337       361,482
      $100,000 or more                      154,919      128,076        47,449         --         330,444
                                           --------    ---------     ---------     --------    ----------
        Total certificates of deposit       217,091      313,331       161,167          337       691,926
                                           --------    ---------     ---------     --------    ----------
         Total interest-bearing deposits    217,091      524,114       339,107          337     1,080,649
  Short-term borrowings (1)                  57,315          959          --           --          58,274
  FHLB advances                             216,000       62,000        88,632         --         366,632
  Long-term debt                               --           --          34,000       13,500        47,500
                                           --------    ---------     ---------     --------    ----------
    Total interest-bearing liabilities     $490,406    $ 587,073     $ 461,739     $ 13,837    $1,553,055
                                           ========    =========     =========     ========    ==========
 Interest rate sensitivity gap             $395,049    $(321,434)    $(81,440)     $186,138    $  178,313
 As a percentage of total
   interest-earning assets                    22.82%      (18.57)%       (4.70)%      10.75%        10.30%

Cumulative interest rate
  sensitivity gap                          $395,049    $  73,615     $  (7,825)    $178,313
As a percentage of total
  interest-earning assets                     22.82%        4.25%        (0.45)%      10.30%

---------
(1) Includes federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.

    Earnings Simulation: On a quarterly basis, the earnings simulation model is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

    As of December 31, 1997, the earnings simulation model projects net interest income would increase by 12.3% of base net interest income for 1998, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would decrease by 6.4%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as asset-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Impact of Interest Rate Fluctuations and Inflation on Earnings

Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities may be adversely impacted. Significant increases in interest rates beyond those reflected in the earnings simulation model typically make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the Company's volume of loans originated may be reduced and the potential reduction in the related interest income may be much larger than would implied by a simple linear extrapolation of the results generated by the earnings simulation model. Significant decreases in interest rates typically result in higher loan prepayment activity, which reduces interest income and causes the Company's mortgage servicing rights to decrease in value. However, a lower interest rate environment would enable more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, therefore resulting in higher mortgage loan production activity as well as interest income.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. A Year 2000 Compliance Plan has been developed by management and reviewed by the Company's Board of Directors. This Plan contains requirements for assessing the impact of the Year 2000 on critical computer systems and applications and for modifying, replacing and testing certain hardware and software maintained by the Company so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

    Management believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. The Company has also initiated formal communications with its significant suppliers and large customers as well as other financial institutions to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems.

    The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total Year 2000 project cost for the Company is estimated at approximately $1.5 million and is not expected to have a material effect on the Company's results of operations, financial position, liquidity or capital resources. The project is expected to be completed not later than June 30, 1999, which is prior to any anticipated impact on the Company's operating systems. The cost of the project and the expected completion date are based on management's best estimates.

Accounting and Financial Reporting Developments

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It also extends the treatment of mortgage servicing rights to all servicing assets. On January 1, 1997, the Company prospectively adopted the provisions of SFAS No. 125 related to the following types of transactions: securitizations, recognition of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities. Certain provisions of SFAS No. 125, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral, were deferred for one year by SFAS No. 127, and were adopted prospectively as of January 1, 1998. The adoption of these Statements did not have a material impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting the components of comprehensive income and requires that all items recognized as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported as a separate component of shareholders' equity and bypass net income. The provisions of this Statement are effective beginning with 1998 interim reporting. The disclosure requirements will not have an impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement's new "management approach" to segment reporting requires disclosure of financial and descriptive information about an enterprise's operating segments in both annual and interim financial reports issued to shareholders. An operating segment is defined as a revenue-producing component of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker for purposes of determining resource allocation and performance. The Statement is effective beginning January 1, 1998, however, it is not required to be applied to interim reporting in the initial year of application. The Company is currently evaluating the impact of the Statement's provisions relating to financial and descriptive information on current disclosures in the Company's annual and interim financial reports. The composition of the Company's segments is not expected to change as a result of adopting the Statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
(Dollars in thousands)                               1997            1996
----------------------                           ----------       ----------
Assets
Cash and due from banks                          $   27,458       $   33,590
Interest-earning deposits with banks                  2,210            6,524
                                                 ----------       ----------
    Cash and cash equivalents                        29,668           40,114
Mortgage loans held for sale                        513,533          329,157
Securities available for sale                       119,881          228,621
Loans, net of unearned income                     1,095,744          784,628
Less allowance for loan losses                       (7,334)          (4,709)
                                                 ----------       ----------
    Net loans                                     1,088,410          779,919
Premises and equipment                               12,505           15,008
Mortgage servicing rights                            58,413           44,398
Other assets                                         50,483           53,148
                                                 ----------       ----------
    Total assets                                 $1,872,893       $1,490,365
                                                 ==========       ==========
Liabilities
Noninterest-bearing deposits                     $   96,644       $  126,940
Interest-bearing deposits:
  NOW accounts                                       29,561           48,472
  Savings and money market accounts                 359,162          258,276
  Certificates of deposit                           691,926          580,019
                                                 ----------       ----------
    Total interest-bearing deposits               1,080,649          886,767
                                                 ----------       ----------
      Total deposits                              1,177,293        1,013,707
Federal funds purchased, securities sold
  under agreements to repurchase and
  other short-term borrowings                        58,274          121,142
FHLB advances                                       366,632          134,200
Accrued expenses and other liabilities               91,142           49,243
Long-term debt                                       47,500           49,189
                                                 ----------       ----------
    Total liabilities                             1,740,841        1,367,481

Minority interest                                       964            1,069

Shareholders' Equity
Preferred stock, $25 stated value;
  $2.25 cumulativeand convertible;
  5,000,000 shares authorized,
  none issued and outstanding                         --               --
Common stock, $5 par value;
  30,000,000 shares authorized;
  18,678,242 and 18,842,056 shares
  issued and outstanding in 1997 and
  1996, respectively                                 93,391           85,646
Capital surplus                                      37,221           37,538
Retained earnings                                     1,274            1,079
Net unrealized losses on securities
  available for sale, net of tax                       (798)          (2,448)
                                                 ----------       ----------
    Total shareholders' equity                      131,088          121,815
                                                 ----------       ----------
    Total liabilities and shareholders' equity   $1,872,893       $1,490,365
                                                 ==========       ==========


See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31
(Dollars in thousands, except per share data)           1997             1996            1995
---------------------------------------------         --------         -------         -------
Interest Income
Interest and fees on loans                            $105,819        $ 80,436         $71,488
Interest on investment securities                       12,769          18,273          23,155
Interest on federal funds sold                             141             282             573
Interest on interest-earning deposits with banks           123             156             381
                                                      --------        --------         -------
  Total interest income                                118,852          99,147          95,597
                                                      --------        --------         -------
Interest Expense
Interest on deposits:
  NOW accounts                                             993           1,358           1,554
  Savings and money market accounts                     12,331           8,882           6,677
  Certificates of deposits                              35,662          32,028          30,567
                                                      --------        --------         -------
    Total interest expense on deposits                  48,986          42,268          38,798
Federal funds purchased and securities sold
    under agreements to repurchase                       5,715           8,378          10,436
Other short-term borrowings                                466           1,944           7,960
Interest on FHLB advances                               13,275           6,094           2,431
Interest on long-term debt                               3,470           3,743           5,567
                                                      --------        --------         -------
  Total interest expense                                71,912          62,427          65,192
                                                      --------        --------         -------
  Net interest income                                   46,940          36,720          30,405
Provision for loan losses                                3,031             290              24
                                                      --------        --------         -------
  Net interest income after provision
    for loan losses                                     43,909          36,430          30,381
                                                      --------        --------         -------
Noninterest Income
Mortgage banking revenue                                93,700          86,377          70,960
Service charges                                          1,446           1,218           1,297
Investment securities gains (losses)                      (497)            766           1,061
Gain on sale of SBA loans                                1,065           1,242             873
Gain on sale of bank branches and deposits               4,442            --               --
Other noninterest income                                 2,359           1,243           1,010
                                                      --------        --------         -------
  Total noninterest income                             102,515          90,846          75,201
                                                      --------        --------         -------

Noninterest Expense
Salaries and employee benefits                          48,358          42,589          32,081
Mortgage loan commissions                               29,767          24,590          17,710
Occupancy expense of premises                            7,022           6,145           5,274
Equipment expense                                        4,538           4,626           4,395
SAIF assessment fee                                       --             1,500            --
Other noninterest expenses                              28,057          25,042          23,692
                                                      --------        --------         -------
  Total noninterest expense                            117,742         104,492          83,152
                                                      --------        ---------        -------
Income before income taxes and extraordinary item       28,682          22,784          22,430
Provision for income taxes                               9,893           7,718           8,166
                                                      --------        --------         -------
Income before extraordinary item                        18,789          15,066          14,264
Extraordinary item - loss on early redemption of
  debt, net of tax                                        --              (388)           --
                                                      --------        --------         -------
Net Income                                            $ 18,789        $ 14,678         $14,264
                                                      ========        ========         =======

Basic Earnings Per Share:
Income before extraordinary item                      $   1.01        $    .78         $   .71
Extraordinary item                                        --              (.02)           --
                                                      --------        --------         -------
Net income per share--basic                           $   1.01        $    .76         $   .71
                                                      ========        ========         =======
Diluted Earnings Per Share:
Income before extraordinary item                      $    .99        $    .76         $   .69
Extraordinary item                                        --              (.02)           --
                                                      --------        ---------        -------
Net income per share--assuming dilution               $    .99        $    .74         $   .69
                                                      ========        ========         =======


See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                                          Number of                                     Net Unrealized      Total
                                           Common     Common    Capital     Retained     Gains/(Losses)   Shareholders'
(In thousands, except per share data)      Shares      Stock    Surplus     Earnings     on Securities       Equity
-------------------------------------     ---------   ------    -------     --------    ---------------    ------------
Balances at January 1, 1995                15,246    $76,231    $ 35,636    $ 11,320       $(5,273)        $ 117,914
  Net Income                                                                  14,264                          14,264
  Cash dividends declared
    ($.28 per share)                                                          (5,536)                         (5,536)
  Awards of common share under
    Restricted Stock Plan                                         (1,318)                                     (1,318)
  Amortization of restricted stock                                   672                                         672
  10% common share dividend                 1,504      7,521      10,342     (17,876)                            (13)
  Issuance of common shares:
    Through exercise of stock options         177        885         241                                       1,126
    Through exercise of stock warrants         12         58          11                                          69
  Tax benefit relating to exercise of
    stock options                                                    405                                         405
  Change in unrealized gains/(losses)
    on securities available for sale,
    net of income taxes of $2,105                                                            3,910             3,910
  Repurchase of common shares                (461)    (2,305)     (2,812)                                     (5,117)
                                           ------    -------    --------    --------       -------         ---------
Balances at December 31, 1995              16,478     82,390      43,177       2,172        (1,363)          126,376
  Net Income                                                                  14,678                          14,678
  Cash dividends declared
    ($.34 per share)                                                          (6,531)                         (6,531)
  Awards of common shares under
    Restricted Stock Plan                                           (790)                                       (790)
  Amortization of restricted stock                                   648                                         648
  10% common share dividend                 1,565      7,827       1,398      (9,240)                            (15)
  Issuance of common shares:
    Through exercise of stock options         212      1,062         (28)                                      1,034
    Through exercise of stock warrants          2          9          (3)                                          6
  Tax benefit relating to exercise of
    stock options                                                    514                                         514
  Change in unrealized gains/(losses) on
     securities available for sale,
     net of income tax benefit of $584                                                      (1,085)           (1,085)
  Repurchase of common shares              (1,128)     5,642)     (7,378)                                    (13,020)
                                           ------    -------    --------    --------       -------         ---------
Balances at December 31, 1996              17,129     85,646      37,538       1,079        (2,448)          121,815
  Net Income                                                                  18,789                          18,789
  Cash dividends declared
    ($.37 per share)                                                          (6,950)                         (6,950)
  Awards of common shares under
    Restricted Stock Plan                                         (1,575)                                     (1,575)
  Amortization of restricted stock                                   824                                         824
  10% common share dividend                 1,693      8,466       3,155     (11,644)                            (23)
  Issuance of common shares:
    Through exercise of stock options         289      1,446         115                                       1,561
    Through exercise of stock warrants         53        264         (70)                                        194
  Tax benefit relating to stock-based
      awards                                                       1,123                                       1,123
  Change in unrealized gains/(losses) on
    securities available for sale,
    net of income tax of $888                                                                1,650             1,650
  Repurchase of common shares                (486)    (2,431)     (3,889)                                     (6,320)
                                           ------    -------    --------    --------       -------         ---------
Balances at December 31, 1997              18,678    $93,391    $ 37,221    $  1,274      $  (798)         $ 131,088
                                           ======    =======    ========    ========      =======          =========

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31
(In thousands)                                            1997         1996           1995
----------------------                                ----------     ---------     -----------
Cash Flows From Operating Activities:
Net income                                            $   18,789     $  14,678     $    14,264
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          5,099         5,258           5,521
    Amortization of mortgage servicing rights              6,918         7,616           6,999
    Net gains on sale of mortgage servicing rights       (29,398)      (33,041)        (25,279)
    Net (gains) losses on sale of securities
      available for sale                                     497          (766)         (1,061)
    Net gains on sale of loans                            (4,568)       (5,488)         (3,037)
    Proceeds from sale of mortgage loans
      held for sale                                    3,340,995     3,244,436       2,408,751
    Origination of mortgage loans held for sale       (3,525,371)   (3,150,229)     (2,695,917)
    (Increase) decrease in other assets                    8,855        (5,205)          3,137
    Increase in other liabilities                         41,899         5,928           1,729
    Other, net                                            (1,842)       (3,292)         (5,254)
                                                      ----------     ---------     -----------
      Total adjustments                                 (156,916)       65,217        (304,411)
                                                      ----------     ---------     -----------
      Net cash provided by (used in)
        operating activities                            (138,127)       79,895        (290,147)

Cash Flows From Investing Activities:
Proceeds from sale of mortgage servicing rights           26,483        53,182          48,918
Additions to mortgage servicing rights                   (29,161)      (19,638)        (31,720)
Proceeds from sale of securities available for sale      189,161       145,422         233,082
Proceeds from maturities/principal payments of
  securities available for sale                           31,873        57,139          67,192
Purchase of securities available for sale               (111,109)     (115,115)       (157,537)
Proceeds from maturities/principal payments of
  securities held to maturity                               --            --            11,881
Proceeds from sale of loans                              207,817       215,636         253,310
Net increase in loans made to customers                 (511,641)     (415,126)       (208,034)
Proceeds from sale of fixed assets                         4,194          --              --
                                                      ----------     ---------     -----------
      Net cash (used in) provided by investing
        activities                                      (192,383)      (78,500)       217,092


See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

Year Ended December 31
(In thousands)                                            1997         1996           1995
----------------------                                ----------     ---------     -----------
Cash Flows From Financing Activities:
Net increase in total deposits                        $  215,722       $  81,973     $  65,490
Purchase of bank branch deposits                            --            27,005        20,497
Sale of bank branch deposits                             (52,136)           --            --
Net increase (decrease) in short-term borrowings         (62,765)       (141,899)        6,505
Net increase (decrease) in short-term FHLB advances      242,000           4,500       (34,950)
Increase in long-term FHLB advances                       31,432          49,200        70,500
Payments on long-term FHLB advances                      (41,000)           --         (25,000)
Increase in long-term debt                                   --             --          13,464
Payments on long-term debt                                (1,792)        (25,649)      (17,915)
Proceeds from issuance of senior debentures and
  subordinated notes, net of issuance costs                  (30)         22,233          --
Net proceeds from issuance of common shares                1,755           1,040         1,195
Repurchase of common shares                               (6,320)        (13,020)       (5,117)
Dividends paid                                            (6,802)         (6,305)       (5,270)
                                                      ----------       ---------     ---------
      Net cash provided (used in) by financing
        activities                                       320,064            (922)       89,399
                                                      ----------       ---------     ---------
Net increase (decrease) in cash and cash equivalents     (10,446)            473        16,344
Cash and cash equivalents at beginning of year            40,114          39,641        23,297
                                                      ----------       ---------     ---------
Cash and cash equivalents at end of year              $   29,668       $  40,114     $  39,641
                                                      ==========       =========     =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest                                            $   72,004       $  63,233     $  62,562
  Income taxes                                        $    6,153       $   8,576     $   5,782

Supplemental Schedule of Non-Cash
  Investing Activities:
    Portfolio loan charge-offs                        $      608       $     758     $     845
    Reclassification of investment securities held
      to maturity to the investment securities
      available for sale category                     $    --          $    --       $ 257,200

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

    Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has two primary lines of business: (1) commercial and retail banking and (2) mortgage banking. Financial products are offered to consumers and businesses through the Company's two banking subsidiaries' 35 retail bank branches located in Michigan and Ohio. The Company also maintains a nationwide mortgage banking network of 112 offices located in 21 states. In addition, the Company performs residential mortgage loan servicing for the benefit of others with responsibilities ranging from collecting and remitting loan payments to supervising foreclosure proceedings.

Principles of Consolidation

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Republic Bancorp Inc.; its two wholly-owned banking subsidiaries: Republic Bank (including its wholly-owned mortgage company subsidiaries, Republic Bancorp Mortgage Inc. and CUB Funding Corporation, and its 80% majority-owned mortgage company subsidiary, Market Street Mortgage Corporation) and Republic Savings Bank. In July 1997, the parent company transferred its ownership interest in Market Street Mortgage to Republic Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentations.

Use of Estimates

    Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as the amounts of revenues and expenses reported during the periods covered by those financial statements and notes. Actual results could differ from these estimates.

Securities Available for Sale

    The Company's investment securities are classified as available for sale and stated at fair value with unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Gains and losses on sales of securities are computed based on specific identification of the adjusted cost of each security and included in investment securities gains (losses).

    For mortgage portfolio loans securitized and retained as investment securities, the remaining net deferred fees or costs are treated as a discount or premium and recognized as an adjustment to the yield over the life of the security using the effective interest method. If the security is subsequently sold, any remaining net deferred fees or costs are treated as part of the cost basis in determining the gain or loss on sale of the security.

Securities Sold Under Agreements to Repurchase

    Securities sold under agreements to repurchase are treated as collateralized borrowing transactions and are recorded at the amount at which the securities were sold plus accrued interest. The securities sold represent the underlying collateral in these transactions and are recorded on the balance sheet at fair value.

Mortgage Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is adjusted by gains and losses generated from corresponding forward commitments to sell the loans to investors in the secondary market. Such commitments are generally entered into prior to closing to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

    Loans are stated at the principal amount outstanding, net of unearned income. Interest income earned on all loans is accrued daily. Loans for which the accrual of interest has been discontinued are designated as non-accrual loans. Commercial loans, residential real estate mortgage loans and installment loans are placed on non-accrual status at the time the loan is 90 days past due, unless the loan is well-secured and in the process of collection. In all cases, loans may be placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered. Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the related loan as an adjustment to the yield on the loan.

Allowance for Loan Losses

    The allowance for loan losses is maintained at a level adequate to provide for potential loan losses through additions to the provision for loan losses. An appropriate level of the allowance for loan losses is determined based on a continuing review of the loan portfolio giving consideration to loan quality, actual loan loss experience, changes in the size and character of the loan portfolio, an analysis of current economic conditions and consultation with regulatory authorities. With respect to loans which are deemed impaired, the calculation of an allowance for loan losses typically is based upon collateral values.

Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms.

Mortgage Servicing Rights

    The total cost of mortgage loans originated with the intent to sell is allocated between the loan and the mortgage servicing rights ("MSRs") based on their relative fair values at the date of origination. The capitalized cost of MSRs is amortized in proportion to and over the period of the estimated future net servicing income. Mortgage servicing rights are periodically evaluated for impairment, which represents the excess of cost of an individual MSR stratum over its fair value. Impairment is recognized through a valuation allowance. For purposes of measuring impairment, MSRs are stratified on the basis of loan type (e.g., fixed, balloon or adjustable) and interest rate.

    Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs, and the related valuation allowance, to change significantly in the future.

Goodwill

    The excess of cost over the fair value of net assets acquired is included in other assets and is amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 years.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Income Taxes

    Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the tax and financial statement basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established to the extent current available evidence about future events raise doubt about the future realization of a deferred tax asset. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

Earnings Per Share

    In February 1997, the FASB issued Statement No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 15, 1997. The provisions of the Statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share equates to what would have been reported as fully diluted earnings per share. For purposes of comparability, all basic earnings per share amounts for prior periods have been restated to conform to the requirements of SFAS No. 128.

Stock-Based Compensation

    Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when accounting for its employee stock compensation plans. Therefore, no compensation costs are charged against income for stock option grants. Accordingly, the Company is required to disclose pro forma net income and earnings per share information as if compensation expense had been recognized for stock options granted based on the fair value method prescribed by SFAS No.
123.

    The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion No. 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock is included as a component of shareholders' equity.

Statements of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits with banks, federal funds sold and other short-term investments with maturities less than 90 days.

Note 2. Acquisitions and Divestitures

The Company completed the following acquisitions and divestitures in the years indicated. The purchase price for each acquisition was immaterial, unless otherwise noted, and all acquisitions were accounted for under the purchase method of accounting. With the exception of the sale of bank branches, these transactions did not have a significant impact on the Company's results of operations.

During 1997:
    In May 1997, the Company completed the sale of four southern Michigan branches of Republic Bank. The sale included the fixed assets of the Hillsdale, Litchfield, Somerset Center and Spring Arbor offices and deposits totaling $52 million. The Company recognized a $4.4 million gain on the sale.

Notes to Consolidated Financial Statements

    In September 1997, the Company acquired certain assets and the mortgage origination network of Exchange Mortgage Corporation of Southfield, Michigan. The mortgage operation has three offices in Michigan, including a sub-prime mortgage lending division, Union Mortgage Services. Exchange Mortgage operates as a division of Republic Bancorp Mortgage Inc.

During 1996:
    In April 1996, the Company completed the purchase of certain assets and the mortgage origination network of First of America in St. Louis, Missouri and southern Illinois. The mortgage operation has seven offices in the greater St. Louis, Missouri area operating under the name Leader Financial and is a division of CUB Funding Corporation.

    In July 1996, the Company completed the purchase of certain assets and the mortgage origination network of Unlimited Mortgage Services, Inc., of Columbus, Ohio. The mortgage operation has an office in Columbus, Ohio and operates as a division of Republic Bancorp Mortgage Inc.

    In December 1996, the Company acquired certain fixed assets and deposits of three branch offices located in the greater Cleveland, Ohio area. The three branch offices are located in Middleburg Heights, Shaker Heights and Hudson and had combined deposits of approximately $27 million. The purchase price for these offices totaled $2.9 million.

Note 3. Securities Available for Sale

Information regarding the Company's securities available for sale portfolio follows:

                                                                Gross      Gross    Estimated
                                                  Amortized  Unrealized  Unrealized   Fair
(In thousands)                                       Cost       Gains      Losses     Value
--------------                                    ---------  ----------  ---------- ---------
December 31, 1997:
  U.S. Treasury and Government agency securities   $ 40,900   $    119   $    213   $ 40,806
  Collateralized mortgage obligations                24,283         34         68     24,249
  Mortgage-backed securities                         24,020          3        455     23,568
  Municipal and other securities                      3,051        134         --      3,185
                                                   --------   --------   --------   --------
    Total debt securities                            92,254        290        736     91,808
  Equity securities                                  28,855         --        782     28,073
                                                   --------   --------   --------   --------
    Total securities available for sale            $121,109   $    290   $  1,518   $119,881
                                                   ========   ========   ========   ========

December 31, 1996:
  U.S. Treasury and Government agency securities   $ 36,030   $     36   $    260   $ 35,806
  Collateralized mortgage obligations                82,804          4      1,269     81,539
  Mortgage-backed securities                         61,602          6      1,375     60,233
  Municipal and other securities                     31,970        110        257     31,823
                                                   --------   --------   --------   --------
    Total debt securities                           212,406        156      3,161    209,401
  Equity securities                                  19,982         --        762     19,220
                                                   --------   --------   --------   --------
    Total securities available for sale            $232,388   $    156   $  3,923   $228,621
                                                   ========   ========   ========   ========

The amortized cost and estimated market value of securities available for sale at December 31, 1997, by contractual maturity, are shown on the following page. Variable rate mortgage-backed securities are indexed to the 11th District Cost of Funds. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations range from 1.5 to 2.3 years. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

Notes to Consolidated Financial Statements

December 31, 1997          Due Within             One to               Five to               After
(Dollars in thousands)      One Year            Five Years            Ten Years             Ten Years             Total
------------------------------------------ --------------------  -------------------- --------------------  ---------------------
                                 Estimated            Estimated             Estimated            Estimated              Estimated
                     Amortized    Marke    Amortized    Market   Amortized    Market  Amortized    Market   Amortized     Market
                        Cost      Value       Cost      Value       Cost      Value      Cost      Value      Cost        Value
                     ---------   --------- ---------  ---------  ---------   --------  --------  ---------  ---------   ---------
U.S. Treasury and
  Government agency
  securities          $     20   $     21   $     --   $     --   $     --  $     --   $ 40,880   $ 40,785   $ 40,900   $ 40,806
Collateralized
  mortgage
  obligations               --         --         --         --         --        --     24,283     24,249     24,283     24,249
Mortgage-backed
  securities                --         --        126        129         --        --     23,894     23,439     24,020     23,568
Municipal and other
  securities                30         30        145        148        405       417      2,471      2,590      3,051      3,185
Equity securities       28,855     28,073         --         --         --        --         --         --     28,855     28,073
                      --------   --------   --------   --------   --------  --------   --------   --------   --------   --------
  Total securities
    available
    for sale          $ 28,905   $ 28,124   $    271   $    277   $    405  $    417   $ 91,528   $ 91,063   $121,109   $119,881
                      ========   ========   ========   ========   ========  ========   ========   ========   ========   ========

Sales of investment securities resulted in the following realized gains and losses:

Year Ended December 31
(In thousands)                                    1997                1996                1995
----------------------------------------------------------------------------------------------
Proceeds from sales                          $ 189,161            $145,422            $233,082
Realized gains (losses):
  Securities gains                           $     742            $    824            $  1,524
  Securities losses                             (1,239)                (58)               (463)
                                             ---------            --------            --------
    Net securities gains (losses)            $    (497)           $    766            $  1,061
                                             =========            ========            ========


Securities with a carrying value of approximately $30.9 million and $65.0 million at December 31, 1997 and 1996, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Note 4. Loans

Information regarding the Company's loan portfolio follows:

December 31
(In thousands)                                        1997          1996
------------------------------------------------------------------------
Commercial:
  Commercial and industrial                      $  41,095      $ 29,483
  Real estate construction                          48,346        32,946
  Commercial real estate mortgages                 233,078       132,763
                                                ----------      --------
    Total commercial loans                         322,519       195,192
Residential real estate mortgages                  669,203       506,944
Installment loans                                  104,022        82,492
                                                ----------      --------
    Total loans, net of unearned income         $1,095,744      $784,628
                                                ==========      ========

Notes to Consolidated Financial Statements

A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 1997, approximately 58% of outstanding portfolio loans was concentrated in Michigan and 34% in Ohio. At December 31, 1997, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Note 5. Allowance for Loan Losses and Impaired Loans

An analysis of changes in the allowance for loan losses follows:

Year Ended December 31
(In thousands)                                     1997          1996          1995
-----------------------------------------------------------------------------------
Balance at beginning of year                    $ 4,709       $ 5,002       $ 5,544
Loans charged off                                  (608)         (758)         (845)
Recoveries on loans previously charged off          202           175           279
                                                -------       -------       -------
  Net loans charged off                            (406)         (583)         (566)
Provision for loan losses                         3,031           290            24
                                                -------       -------       -------
Balance at end of year                          $ 7,334       $ 4,709       $ 5,002
                                                =======       =======       =======

Amount of balance at end of year:
  Related to impaired loans                     $    --       $    96       $   368
  Related to all other loans                    $ 7,334       $ 4,613       $ 4,634

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are impaired.

    The following impaired loans were included in non-performing loans, which totaled $11.0 million and $5.3 million at December 31, 1997 and 1996, respectively:

December 31
 (In thousands)                                                   1997        1996
----------------------------------------------------------------------------------
Average recorded investment in impaired loans for the year      $1,483      $1,545

Gross recorded investment in impaired loans (year-end)          $1,457      $1,356
  Impaired loans requiring a specific allowance                     --         336
  Impairment allowance                                              --          96

Interest income recognized on impaired loans                    $   22      $   16

An impaired loan for which it is deemed necessary to record a specific allowance is, typically, written down to the fair value of the underlying collateral at the time it is placed on non-accrual status via a direct charge-off against the allowance for loan losses. Consequently, those impaired loans not requiring a specific allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Notes to Consolidated Financial Statements

Note 6.  Mortgage Servicing Rights

Activity related to the Company's mortgage servicing rights is as follows:

Year Ended December 31
(In thousands)                                1997       1996       1995
------------------------------------------------------------------------

Balance at beginning of year               $44,398    $58,265    $57,183
Additions                                   29,161     19,638     31,720
Sales                                       (8,228)   (25,889)   (23,639)
Amortization                                (6,918)    (7,616)    (6,999)
                                           -------    -------    -------
Balance at end of year                     $58,413    $44,398    $58,265
                                           =======    =======    =======

Estimated fair value at end of year        $59,574    $50,869    $63,000
                                           =======    =======    =======

    In 1995, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which was superseded by SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in 1997. Income before taxes in 1995 increased approximately $3.4 million as a result of adopting this Statement.

Mortgage Servicing Activity

Mortgage loans secured principally by single-family residential properties are originated and sold to investors without recourse. The Company retains the servicing rights to certain loans sold. As a loan servicer, the Company is responsible for collecting and remitting monthly principal and interest payments, performing certain escrow services and conducting other duties related to the administration of the loans within the servicing portfolio. The Company's mortgage servicing portfolio totaled $3.1 billion at December 31, 1997 and consisted of approximately 39,000 loans. At December 31, 1996, the mortgage servicing portfolio was $2.7 billion and consisted of approximately 36,000 loans.

    At December 31, 1997 and 1996, the Company was responsible for $59.9 million and $47.0 million, respectively, of escrow funds on behalf of mortgagors. Escrow funds are generally held in custody at Republic Bank and are included in noninterest-bearing deposits on the consolidated balance sheets.

Note 7. Premises and Equipment

Premises and equipment consisted of the following:

December 31
(In thousands)                                             1997          1996
-----------------------------------------------------------------------------
Land                                                   $  1,289       $ 1,605
Furniture, fixtures and equipment                        22,899        20,621
Buildings and improvements                                8,685        11,111
                                                       --------       -------
                                                         32,873        33,337
Less accumulated amortization and depreciation          (20,368)      (18,329)
                                                       --------       -------
  Premises and equipment                               $ 12,505       $15,008
                                                       ========       =======


    The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations in 1997, 1996 and 1995 totaled $5.4 million, $4.6 million, and $3.6 million, respectively.

Notes to Consolidated Financial Statements

    As of December 31, 1997, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

                                                 Operating
Year Ending                                 Lease Payments
----------------------------------------------------------
1998                                              $  4,202
1999                                                 2,699
2000                                                 1,823
2001                                                   964
2002                                                   553
2003 and thereafter                                    941
                                                  --------
    Total minimum lease payments required         $ 11,182
                                                  ========

Note 8.  Short-Term Borrowings

Short-term borrowings were as follows:

                                                   Average               Average       Maximum
                                       Ending       Rate      Average      Rate       Month-End
(Dollars in thousands)                 Balance   At Year-End  Balance   During Year    Balance
----------------------------------------------------------------------------------------------
December 31, 1997
Federal funds purchased               $ 32,000      6.61%   $ 38,091      5.75%      $ 70,900
Securities sold under agreements
  to repurchase                         20,770      5.89      62,163      5.67        106,596
Other short-term borrowings              5,504      5.27       7,017      6.64          7,205
                                      --------      ----    --------      ----       --------
  Total short-term borrowings         $ 58,274      6.23%   $107,271      5.76%      $184,701
                                      ========      ====    ========      ====       ========
----------------------------------------------------------------------------------------------
December 31, 1996
Federal funds purchased               $ 67,900      6.76%   $ 25,312      5.71%      $ 76,900
Securities sold under agreements
  to repurchase                         47,256      5.66     122,298      5.67        188,187
Other short-term borrowings              5,986      6.16      27,124      7.17         96,919
                                      --------      ----    --------      ----       --------
  Total short-term borrowings         $121,142      6.19%   $174,734      5.91%      $362,006
                                      ========      ====    ========      ====       ========

    Federal funds purchased mature within one day following the transaction date and securities sold under agreements to repurchase generally mature within ninety days from the transaction date. At December 31, 1997, Republic Bank and Republic Savings Bank had $62.9 million and $47.0 million, respectively, of unused lines of credit available with third parties for federal funds purchased. Effective January 1, 1998, Republic Savings Bank had an additional $10.0 million federal funds line of credit available under an agreement with a third party. With respect to securities sold under agreements to repurchase, Republic Bank had $3.0 million in borrowings available at December 31, 1997.

    Other short-term borrowings at December 31, 1997 were comprised of treasury, tax and loan demand notes. At December 31, 1996, other short-term borrowings consisted of treasury, tax and loan demand notes, amounts owed by the parent company under a revolving credit agreement, and the current portion of long-term debt.

Notes to Consolidated Financial Statements

    The parent company had an $18.0 million revolving credit agreement with Firstar Bank Milwaukee, N.A. The proceeds received under this agreement were used for general working capital purposes. This credit facility was secured by the common and preferred stock of Republic Bank. Interest on borrowings was computed at the prime rate (8.50% at December 31, 1997) minus .50%. The agreement contained certain restrictive covenants which required Republic Bank and the Company to maintain certain minimum capital, loan quality and financial performance ratios as well as a minimum net worth. This agreement expired in January 1998 and has not been renewed.

Note 9.  FHLB Advances

FHLB advances outstanding as of December 31, 1997 and 1996 are presented below. Classifications are based on original maturities.


December 31
(Dollars in thousands)                           1997                            1996
----------------------------------------------------------------------------------------------
                                                      Average                         Average
                                         Ending       Rate at            Ending       Rate at
                                         Balance      Year-End           Balance      Year-End
----------------------------------------------------------------------------------------------
Short-term FHLB advances                $281,000       5.74%            $  39,000       5.59%
Long-term FHLB advances                   85,632       6.09                95,200       6.02
                                        --------       ----             ---------       ----
    Total FHLB advances                 $366,632       5.83%            $ 134,200       5.89%
                                        ========       ====             =========       ====

    Republic Bank and Republic Savings Bank routinely borrow short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the advances. Republic Bank and Republic Savings Bank had $123.1 million and $6.8 million, respectively, available in unused borrowings with the Federal Home Loan Bank at December 31, 1997.

    The principal maturities of long-term FHLB advances outstanding at December 31, 1997 are as follows:

(In thousands)            Amount
--------------------------------
1998                    $ 27,000
1999                      36,200
2000                      12,000
2001                      10,432
                        --------
  Total                 $ 85,632
                        ========

Notes to Consolidated Financial Statements

Note 10. Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

December 31
(Dollars in thousands)                             1997          1996
---------------------------------------------------------------------
7.17% Senior Debentures due 2001               $ 25,000      $ 25,000
6.75% Senior Debentures due 2001                  9,000         9,000
6.95% Senior Debentures due 2003                 13,500        13,500
6.99% Mortgage Note due 2000                         --         1,792
                                               --------      --------
                                               $ 47,500      $ 49,292
Less current maturities included in other
  short-term borrowings                              --          (103)
                                               --------      --------
    Total long-term debt                       $ 47,500      $ 49,189
                                               ========      ========

7.17% Senior Debentures Due 2001

    These senior debentures were issued through a private offering in March 1994 and mature April 1, 2001. Interest is payable at a stated rate semi-annually on April 1 and October 1 of each year.

6.75% and 6.95% Senior Debentures Due 2001 and 2003

    In January 1996, the Company completed a private offering of $22.5 million of Senior Debentures with $9.0 million maturing on January 15, 2001 and $13.5 million maturing on January 15, 2003. Interest is payable at the stated rate semi-annually on April 1 and October 1 of each year. Proceeds of the offering were used to redeem $17.25 million of 9.0% Subordinated Notes and for general corporate purposes. The early redemption of the 9.0% Subordinated Notes resulted in the recognition of an extraordinary loss of $388,000 after the related income tax effect of $209,000.

6.99% Mortgage Note Due 2000

    In September 1993, Republic Bancorp Mortgage Inc. financed the acquisition of its corporate office with a mortgage note in the amount of $2.1 million with Firstar Bank Milwaukee, N.A. Principal and interest at a fixed rate of 6.99% were payable quarterly. At December 31, 1996, $103,000 of the amount outstanding was classified as short-term borrowings. The note, which was originally due on October 1, 2000, was paid in full in March 1997 due to the sale of the office building.

The principal maturities of long-term debt outstanding at December 31, 1997 are as follows:

(In thousands)               Amount
-----------------------------------
1999                        $    --
2000                             --
2001                         34,000
2002                         13,500
2003 and thereafter              --
                            -------
  Total                     $47,500
                            =======

Notes to Consolidated Financial Statements

Note 11. Shareholders' Equity

On September 21, 1997, the Board of Directors declared a 10% stock dividend distributed on December 5, 1997 to shareholders of record on November 7, 1997. Similar stock dividends were distributed on December 2, 1996 to shareholders of record November 4, 1996 and December 1, 1995 to shareholders of record November 3, 1995.

    The Company repurchased 486,100 shares of common stock in 1997. None of these shares were reissued in conjunction with the 1997 10% stock dividend. In 1996, repurchases totaled 1,128,000 shares, of which 1,049,000 shares were reissued in conjunction with the 1996 10% stock dividend. In 1995, the Company repurchased 461,000 shares, of which 429,000 shares were reissued in conjunction with the 1995 10% stock dividend.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(Dollars in thousands, except per share data)               1997(1)       1996(1)         1995(1)
-------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
    Income before extraordinary item                  $     18,789   $     15,066    $     14,264
    Extraordinary item                                          --           (388)             --
                                                      ------------   ------------    ------------
    Net income                                        $     18,789   $     14,678    $     14,264
                                                      ============   ============    ============

Denominator:
  Denominator for basic earnings per share --
    weighted-average shares                             18,679,777     19,347,146      19,970,129

    Effect of dilutive securities:
      Employee stock options                               222,298        348,930         445,823
      Warrants                                             167,263        139,130         135,191
                                                      ------------   ------------    ------------
        Dilutive potential common shares                   389,561        488,060         581,014

  Denominator for diluted earnings per share --
    adjusted weighted-average shares for
    assumed conversions                                 19,069,338     19,835,206      20,551,143
                                                      ============   ============    ============

Basic earnings per share                              $       1.01   $        .76    $        .71
                                                      ============   ============    ============

Diluted earnings per share                            $        .99   $        .74    $        .69
                                                      ============   ============    ============

(1) Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Note 13. Stock-Based Compensation

The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 on page 39 for the Company's accounting policies relating to stock-based compensation.

Stock Options

    The Company awards stock options to officers and key employees under the 1997 Stock Option Plan, which was adopted effective January 16, 1997. This Plan authorizes the issuance of up to 825,000 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Options are exercisable immediately upon grant and have a maximum contractual life of 10 years from the date of grant. At December 31, 1997, options available for future grant under the 1997 Stock Option Plan totaled 598,730. There were no options available for grant at December 31, 1996 and 920 options were available at December 31, 1995 under the previous Non-Qualified Stock Option Plan, which concluded in accordance with its terms in 1996.

Notes to Consolidated Financial Statements

    The following table presents stock option activity for the years indicated:


Year Ended December 31       1997                  1996                   1995
----------------------------------------------------------------------------------------
                                 Weighted-             Weighted-               Weighted-
                                  Average               Average                 Average
                     Number of   Exercise  Number of   Exercise    Number of   Exercise
                      Options      Price    Options      Price      Options      Price
----------------------------------------------------------------------------------------
Outstanding at
 beginning of year    587,371    $   4.84    858,560    $   4.20  1,068,456    $   3.71
  Granted             226,270       11.84         --          --     32,222        7.96
  Exercised          (316,726)       4.92   (249,697)       3.84   (234,286)       4.01
  Canceled                 --          --    (21,492)       8.46     (7,832)       8.31
                     --------    --------   --------    --------  ---------    --------
Outstanding at
 end of year          496,915    $   8.54    587,371    $   4.84    858,560    $   4.20
                     ========    ========   ========    ========  =========    ========

    Additional information regarding stock options outstanding and exercisable at December 31, 1997 is provided in the following table:

--------------------------------------------------------------------------
                                  Options Outstanding and Exercisable
                             ---------------------------------------------
                                                Weighted
                                                 Average          Weighted
                                                Remaining          Average
                                               Contractual        Exercise
Range of Exercise Prices      Shares          Life (Years)          Price
--------------------------------------------------------------------------
 $ 3.00   -   $ 6.00        125,891               2.5             $  3.30
 $ 6.00   -   $ 9.00        101,179               6.5                7.66
 $ 9.00   -   $12.00        255,765               8.8               11.18
 $12.00   -   $18.00         14,080               9.4               13.82
-------------------------------------------------------------------------
 $ 3.00   -   $18.00        496,915               6.8             $  8.54
==========================================================================

Stock Warrants

The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants granted are immediately exercisable and have maximum contractual lives of ten years. In 1997, 19,800 warrants were issued, compared to 21,780 warrants in 1996 and 15,972 warrants in 1995. At December 31, 1997, 234,268 warrants were outstanding with exercise prices ranging from $3.15 to $11.70.

Restricted Stock Plan

    The Company's Restricted Stock Plan authorizes the grant of 331,301 common shares to key officers and employees. Restriction periods for these shares exist for a period of three or four years, depending on whether the shares were issued before or after January 16, 1997. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 1997 and 1996, 242,035 and 266,632 shares have been awarded and are still subject to restrictions under the Restricted Stock Plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $632,000 in 1997, $513,000 in 1996, and $313,000 in 1995. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 1997, 126,889 restricted shares were issued, compared to 87,780 in 1996 and 98,857 in 1995. The weighted average grant-date fair value of restricted shares issued in 1997 was $12.41.

Notes to Consolidated Financial Statements

Pro Forma Disclosures

For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model: an expected volatility factor of 23.3%; an expected dividend yield of 2.61%; a risk-free interest rate of 6.69%; and an expected life of the option of 5.2 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 1997, 1996 and 1995 was $2.76.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

Year Ended December 31
(In thousands, except per share data)         1997           1996          1995
-------------------------------------------------------------------------------
Net income (as reported)                   $18,789       $ 14,678       $14,264
Net income (pro forma)                      18,347         14,639        14,194

Basic earnings per share (as reported)     $  1.01       $    .76       $   .71
Basic earnings per share (pro forma)           .98            .76           .71

Diluted earnings per share (as reported)   $   .99       $    .74       $   .69
Diluted earnings per share (pro forma)         .96            .74           .69

Note 14. Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. The employer contributions to the plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 1997, 1996 and 1995 totaled $1.2 million, $693,000, and $644,000, respectively.

Note 15. Other Noninterest Expense

The three largest components of other noninterest expense were as follows:

Year Ended December 31
(In thousands)                    1997             1996             1995
------------------------------------------------------------------------
Telephone                      $ 3,379          $ 3,120          $ 2,708
Computer service fees            1,859            1,737            1,556
Advertising                      1,833            1,679            1,487

Notes to Consolidated Financial Statements

Note 16. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 1997, 1996, and 1995 are as follows.


(In thousands)                        1997             1996             1995
----------------------------------------------------------------------------
Current income tax expense         $ 6,906          $ 7,315          $ 5,127
Deferred income tax expense          2,987              194            3,039
                                   -------          -------        ---------
    Total income tax expense       $ 9,893          $ 7,509          $ 8,166
                                   =======          =======          =======

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 1997 were as follows:


(In thousands)                                              1997                     1996
-------------------------------------------------------------------------------------------------
                                                          Deferred                 Deferred
                                                      Asset     Liability     Asset     Liability
-------------------------------------------------------------------------------------------------
Allowance for loan losses                            $ 1,869     $    --     $   392     $    --
Mortgage servicing rights amortization                   997          --         788          --
Originated mortgage servicing rights                      --       6,159          --       2,506
Deferred loan origination fees and costs, net             --       2,811          --       2,106
Non-deductible accruals                                   --          --         177          --
Depreciation/amortization                                717          --         373          --
Cash dividends on FHLB stock                              --         777          --         649
Purchase accounting adjustment amortization              719          --         675          --
Unrealized loss on securities available for sale         430          --       1,318          --
Loan mark-to-market adjustment                           752          --         994          --
Other temporary differences                            1,240         683       1,114         158
                                                     -------     -------     -------     -------
    Total deferred taxes                             $ 6,724     $10,430     $ 5,831     $ 5,419
                                                     =======     =======     =======     =======

    Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

Year ended December 31
(Dollars in thousands)                1997                   1996                   1995
----------------------------------------------------------------------------------------------
                                Amount    Rate        Amount     Rate        Amount       Rate
----------------------------------------------------------------------------------------------
Statutory tax rate             $10,039   35.0%       $ 7,765    35.0%        $ 7,851     35.0%
Amortization of goodwill            87     .3             88      .4              88       .4
Net tax exempt interest income    (240)   (.8)          (521)   (2.4)            (36)     (.2)
Other, net                           7     --            177      .8             263      1.2
                               --------   ---        -------    ----         -------    -----
    Provision for income taxes $ 9,893   34.5%       $ 7,509    33.8%        $ 8,166     36.4%
                               =======   ====        =======    ====         =======     ====

Notes to Consolidated Financial Statements

Note 17.  Contingencies

    The Company and its subsidiaries are subject to certain legal actions and proceedings in the normal course of business. Management believes that the aggregate liability, if any, resulting from such actions would not have a material adverse affect on the Company's financial condition, results of operations or liquidity.

Note 18. Transactions With Related Parties

Republic Bank and Republic Savings Bank have, in the normal course of business, made loans to certain directors and officers and to organizations in which certain directors and officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

A summary of related party loan activity follows:

Year Ended December 31
(In thousands)                                     1997             1996
------------------------------------------------------------------------
Balance at beginning of year                   $  1,685         $  2,596
  Loans and advances to employees                 1,211               --
  Loans to current directors and officers           937              379
  Repayments                                       (824)          (1,290)
                                               --------         --------
Balance at end of year                         $  3,009         $  1,685
                                               ========         ========

Note 19. Segment Information

The Company operates in two industry segments, as defined by SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Those segments are commercial and retail banking and mortgage banking. Table 1 of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13, incorporated herein by reference, presents the financial results of these segments for the years ending December 31, 1997, 1996, and 1995.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement's provisions require enterprises to disclose in their annual and interim reports to shareholders financial and descriptive information about their operating segments using a new "management approach." The Statement is effective for the Company beginning January 1, 1998, however, it is not required to be applied to interim reporting in the initial year of application.

Note 20. Off-Balance Sheet Transactions

In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit and forward commitments to sell mortgage loans that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company's involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, they do not represent unusual risks for the Company and management does not anticipate any significant losses to arise from these transactions.

Notes to Consolidated Financial Statements

    Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to fund loan applications with agreed-upon rates subject the Company to market risk due to fluctuations in interest rates. Standby letters of credit guarantee the performance of a customer to a third party. The Company issues these guarantees primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

    The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company's loan review and approval procedures and credit policies. Based upon management's credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon.

    At December 31, 1997, the Company had outstanding $220.9 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $50.3 million of portfolio residential mortgage loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period after the loans close but before they are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

    At December 31, 1997, the Company had outstanding mandatory forward commitments to sell $536.1 million of residential mortgage loans, of which $389.8 million covered the mortgage loans held for sale balance and $146.3 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 1998 without producing any material gains or losses. At December 31, 1997, the mortgage loans held for sale balance included $123.7 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $78.9 million, or 64%, of these loans were loans that had been committed for bulk sale to third parties prior to year-end or were floating rate residential construction loans.

    At December 31, 1996, outstanding forward commitments to sell mortgage loans totaled $438.1 million, of which $329.2 million covered the mortgage loans held for sale balance and $108.9 million related to commitments to fund residential real estate loan applications with agreed-upon rates.

    The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 1997 and 1996:

December 31
(In thousands)                                                                 1997         1996
------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk:
    Commitments to fund residential real estate loans                      $575,005     $229,755
    Commitments to fund commercial real estate loans                        101,531       94,188
    Other unused commitments to extend credit                                41,116       33,224
    Standby letters of credit                                                 3,254          228

Financial instruments subject to interest rate risk:
    Residential real estate loan applications with agreed-upon rates       $220,919     $145,945
    Forward commitments to sell residential real estate mortgage loans      536,120      438,112

Notes to Consolidated Financial Statements

Note 21. Estimated Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Since no ready market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are determined for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and value of assets and liabilities that are not considered financial instruments. Tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value of financial instruments and have not been considered in these estimates.

    The methods and assumptions used to estimate the fair value of each class of financial instruments for which determination of such an estimate was practicable are as follows:

Cash and Cash Equivalents:

    The carrying amount is a reasonable estimate of fair value for these instruments.

Mortgage Loans Held for Sale:

    The fair value of mortgage loans held for sale, including the fair value of associated mortgage servicing rights, is estimated based on the present value of estimated future cash flows of the loan and related servicing rights.

Securities Available for Sale:

    The fair value of securities available for sale is estimated based on quoted market prices or dealer quotes.

Loans:

    Fair values are estimated for portfolio loans based on the present value of future estimated cash flows using discount rates which incorporate a premium commensurate with normal credit and interest rate risks involved. Loans are segregated by type such as commercial and industrial, commercial real estate, residential mortgage and installment.

    Fair value for non-performing loans is based on the premise that management has allocated adequate reserves for loan losses. As a result, the fair value of non-performing loans approximate their carrying value.

Deposits:

    The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and NOW accounts, is equal to the amount payable on demand. The estimated fair value of certificates of deposit is based on the present value of future estimated cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:

    Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 1997 and 1996.

Notes to Consolidated Financial Statements

Other Short-Term Borrowings:

    The carrying amount is a reasonable estimate of fair value of other short-term borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

FHLB Advances and Long-Term Debt:

    Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for debt with similar terms.

Off-Balance Sheet Financial Instruments:

    The Company's off-balance sheet financial instruments are detailed in
Note 20 in the Notes to Consolidated Financial Statements. The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans. Additionally, the Company's forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 1997 and 1996 were not material.

    The following table presents the estimated fair values of the Company's financial instruments:

                                                        1997                      1996
December 31                                     Carrying      Fair        Carrying       Fair
(In thousands)                                   Value        Value         Value        Value
-----------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                     $   29,668   $   29,668   $   40,114   $   40,114
Mortgage loans held for sale                     513,533      515,683      329,157      333,271
Securities available for sale                    119,881      119,881      228,621      228,621
Loans, net of the allowance for loan losses    1,088,409    1,111,414      779,919      784,346

Liabilities:
Noninterest-bearing deposits                      96,644       96,644      126,940      126,940
NOW, savings and money market accounts           388,724      388,724      306,748      306,748
Certificates of deposit maturing in:
  Six months or less                             327,517      328,312      260,455      260,893
  Over six months to one year                     70,039       70,235      220,096      221,250
  Over one year to three years                   175,627      176,600       78,394       78,903
  Over three years                               118,742      119,617       21,074       21,202
                                              ----------   ----------   ----------   ----------
    Total deposits                             1,177,293    1,180,132    1,013,707    1,015,936
Federal funds purchased and securities sold
  under agreements to repurchase                  52,770       52,770      115,156      115,156
Other short-term borrowings                        5,504        5,504        5,986        5,986
FHLB advances                                    366,632      365,431      134,200      134,720
Long-term debt                                    47,500       48,890       49,189       50,206

Notes to Consolidated Financial Statements

Note 22. Regulatory Matters

The Company's banking subsidiaries are required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 1997 and 1996, these reserves totaled $3.5 million and $10.6 million, respectively.

    The principal source of cash flows for the parent company is dividends from Republic Bank and Republic Savings Bank. The banking regulatory agencies limit the amount of dividends these state chartered financial institutions may declare to the parent company in any calendar year. On December 31, 1997, $35.5 million was available for payment of dividends.

    The Company is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have an effect on the Company's financial statements. Capital adequacy guidelines require minimum capital ratios of 8.00% for Total risk-based capital, 4.00% for Tier 1 risk-based capital and 4.00% (and in some cases 3.00%) for Tier 1 leverage. Under the framework for prompt corrective action, all financial institutions must meet capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered well capitalized under the regulatory framework for prompt corrective action, minimum capital ratios of 10.00% for Total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage must be maintained. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators with respect to components, risk weightings and other factors.

    Management believes, as of December 31, 1997, that the Company met all capital adequacy requirements to which it is subject. In addition, each bank subsidiary had regulatory capital ratios in excess of the levels established for well capitalized institutions.

    As of December 31, 1997, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Notes to Consolidated Financial Statements

    Presented in the table below are the capital amounts and ratios for the Company and each of its banking subsidiaries, Republic Bank and Republic Savings Bank, along with a comparison to the year-end capital amounts and ratios established by the regulators.


(Dollars in thousands)                    Actual        Adequately Capitalized    Well Capitalized
---------------------------------------------------------------------------------------------------
                                   Amount       Ratio     Amount       Ratio     Amount       Ratio
---------------------------------------------------------------------------------------------------
As of December 31, 1997
Total capital
 (to risk weighted assets)(1):
    Consolidated                  $126,519      10.35%   $ 97,541       8.00%   $121,926      10.00%
    Republic Bank                  104,182      11.52      72,353       8.00      90,441      10.00
    Republic Savings Bank           38,086      12.49      24,400       8.00      30,501      10.00

Tier 1 capital
 (to risk weighted assets)(1):
    Consolidated                  $118,825       9.75%   $ 48,771       4.00%   $ 73,156       6.00%
    Republic Bank                   99,294      10.98      36,176       4.00      54,265       6.00
    Republic Savings Bank           33,139      10.87      12,200       4.00      18,300       6.00

Tier 1 capital
 (to average assets)(1):
    Consolidated                  $118,825       6.58%   $ 54,208       3.00%   $ 90,346       5.00%
    Republic Bank                   99,294       8.12      36,689       3.00      61,149       5.00
    Republic Savings Bank           33,139       6.59      15,096       3.00      25,159       5.00
---------------------------------------------------------------------------------------------------
As of December 31, 1996
Total capital
  (to risk weighted assets)(1):
    Consolidated                  $120,120      13.84%   $ 69,439       8.00%   $ 86,799      10.00%
    Republic Bank                   79,232      14.01      45,252       8.00      56,566      10.00
    Republic Savings Bank           32,434      13.31      19,248       8.00      24,061      10.00

Tier 1 capital
 (to risk weighted assets)(1):
    Consolidated                  $115,411      13.30%   $ 34,720       4.00%   $ 52,079       6.00%
    Republic Bank                   76,469      13.52      22,626       4.00      33,939       6.00
    Republic Savings Bank           30,489      12.51       9,624       4.00      14,436       6.00

Tier 1 capital
 (to average assets)(1):
    Consolidated                  $115,411       8.16%   $ 42,454       3.00%   $ 70,756       5.00%
    Republic Bank                   76,469       7.88      29,104       3.00      48,506       5.00
    Republic Savings Bank           30,489       6.93      13,198       3.00      21,996       5.00

(1) As defined in the regulations

Notes to Consolidated Financial Statements

Note 23. Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

Parent Company Only Balance Sheets
December 31 (In thousands)                                 1997              1996
---------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $    743         $     743
Interest earning deposits                                35,154             1,771
                                                       --------         ---------
  Cash and cash equivalents                              35,897             2,514
Investment in subsidiaries                              144,274           132,258
Notes and advances receivable from subsidiaries           3,147            38,384
Furniture and equipment                                     130                88
Other assets                                              4,588             4,539
                                                       --------         ---------
    Total assets                                       $188,036         $ 177,783
                                                       ========         =========
Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities                 $  9,448         $   6,593
Short-term borrowings                                        --             1,875
Long-term debt                                           47,500            47,500
                                                       --------         ---------
    Total liabilities                                    56,948            55,968
Total shareholders' equity                              131,088           121,815
                                                       --------         ---------
    Total liabilities and shareholders' equity         $188,036         $ 177,783
                                                       ========         =========

Parent Company Only Income Statements
Year Ended December 31 (In thousands)                    1997        1996        1995
-------------------------------------------------------------------------------------
Interest income                                      $  2,544    $  3,323    $  2,751
Dividends from subsidiaries                            13,646      12,579      23,586
Other income                                               --          --           4
                                                     --------    --------    --------
    Total income                                       16,190      15,902      26,341
Interest expense                                        3,739       3,637       4,365
Salaries and employee benefits                          4,305       2,229       1,058
Other expenses                                          1,824       1,382       1,260
                                                     --------    --------    --------
    Total expenses                                      9,868       7,248       6,683
                                                     --------    --------    --------
Income before income taxes, extraordinary item and
  excess (deficiency) of undistributed earnings of
  subsidiaries over dividends                           6,322       8,654      19,658
Income tax credits                                     (2,532)     (1,307)     (1,272)
                                                     --------    --------    --------
Income before extraordinary item and excess
  (deficiency) of undistributed earnings of
  subsidiaries over dividends                           8,854       9,961      20,930
Extraordinary item - loss on early redemption
  of debt, net of tax                                      --        (388)         --
Excess (deficiency) of undistributed earnings of
  subsidiaries over dividends                           9,935       5,105      (6,666)
                                                     --------    --------    --------
Net income                                           $ 18,789    $ 14,678    $ 14,264
                                                     ========    ========    ========

Notes to Consolidated Financial Statements

Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)                    1997        1996        1995
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                         $ 18,789    $ 14,678    $ 14,264
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                         557         475         598
    (Excess) deficiency of undistributed
      earnings of subsidiaries over
      dividends                                        (9,935)     (5,105)      6,666
    (Increase) decrease in other assets                  (382)     (3,495)      1,959
    Increase in other liabilities                       2,708       1,590         312
    Other, net                                             --       1,389         (21)
                                                     --------    --------    --------
      Total adjustments                                (7,052)     (5,146)      9,514
                                                     --------    --------    --------
        Net cash provided by operating activities      11,737       9,532      23,778

Cash Flows from Investing Activities:
  Return of capital from (capital investment in)
    subsidiaries                                         (430)      4,000      (3,547)
  Equipment expenditures                                  (74)         --          --
  (Increase) decrease in notes and advances
    receivable from subsidiaries                       35,422       6,062     (22,635)
                                                     --------    --------    --------
        Net cash provided by (used in)
          investing activities                         34,918      10,062     (26,182)

Cash Flows from Financing Activities:
  Net proceeds from issuance of common shares
    through exercise of stock options and
    stock warrants                                      1,755       1,040       1,195
  Repurchase of common shares                          (6,320)    (13,020)     (5,117)
  Dividends paid on common shares                      (6,802)     (6,305)     (5,270)
  Net increase (decrease) in short-term borrowings     (1,875)     (6,250)      8,125
  Issuance of senior debentures, net of
    issuance costs                                        (30)     22,233          --
  Repayment of subordinated notes                          --     (17,250)         --
                                                     --------    --------    --------
    Net cash (used in) provided by
      financing activities                            (13,272)    (19,552)     (1,067)
                                                     --------    --------    --------
Net increase (decrease) in cash and
  cash equivalents                                     33,383          42      (3,471)
Cash and cash equivalents at beginning of year          2,514       2,472       5,943
                                                     --------    --------    --------
Cash and cash equivalents at end of year             $ 35,897    $  2,514    $  2,472
                                                     ========    ========    ========

Report of Management

The management of Republic Bancorp Inc. is responsible for the preparation of the financial statements and other related financial information included in the Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and include the amounts based on management's estimates and judgments where appropriate. Financial information appearing throughout the Annual Report on Form 10-K is consistent with the financial statements.

    Management is responsible for the integrity and objectivity of the consolidated financial statements. Established accounting procedures are designed to provide financial records and accounts which fairly reflect the transactions of the Company. The training of qualified personnel and the assignment of duties are intended to provide an internal control structure at a cost consistent with management's evaluation of the risks involved. Such controls are monitored by an internal audit staff to provide reasonable assurances that transactions are executed in accordance with management's authorization and that adequate accountability for the Company's assets is maintained.

    The 1997 financial statements have been audited by Ernst & Young LLP, independent auditors, and their report follows.

    The Audit Committee of the Board of Directors is composed of outside directors who meet with management, internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting and internal controls. The internal auditors, independent auditors and regulatory examiners have direct access to the Audit Committee.


/s/ Jerry D. Campbell                   /s/ Thomas F. Menacher
---------------------                   -----------------------
Jerry D. Campbell                       Thomas F. Menacher, CPA
Chairman of the Board and               Senior Vice President, Treasurer and
Chief Executive Officer                 Chief Financial Officer

Independent Auditors' Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheet of Republic Bancorp Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Republic Bancorp Inc. for each of the two years in the period ended December 31, 1996, were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's method of accounting for mortgage servicing rights discussed in Note 6 to these financial statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Detroit, Michigan
January 15, 1998

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 1997 and 1996:

                                                                                          Full
 (Dollars in thousands, except per share data)   1Q         2Q        3Q         4Q       Year
----------------------------------------------------------------------------------------------
1997
Earnings Summary
    Interest income                         $25,046   $ 28,191   $31,689    $33,926   $118,852
    Interest expense                         15,057     17,007    19,375     20,473     71,912
    Net interest income                       9,989     11,184    12,314     13,453     46,940
    Provision for loan losses                   297      2,188       136        410      3,031
    Mortgage banking revenue                 18,950     21,241    26,041     27,468     93,700
    Other noninterest income                  1,386      4,864     1,347      1,218      8,815
    Noninterest expense                      24,153     27,933    31,217     34,439    117,742
    Income before taxes                       5,875      7,168     8,349      7,290     28,682
    Net income                                3,956      4,712     5,375      4,746     18,789

Per Common Share
    Basic earnings                          $   .21   $    .26   $   .29    $   .25    $  1.01
    Diluted earnings                            .21        .25       .28        .25        .99
    Cash dividends declared                     .09        .09       .09        .10        .37
----------------------------------------------------------------------------------------------
1996
Earnings Summary
    Interest income                         $24,162   $ 24,216   $25,608    $25,161    $99,147
    Interest expense                         16,060     15,339    15,659     15,369     62,427
    Net interest income                       8,102      8,877     9,949      9,792     36,720
    Provision for loan losses                    65         45        90         90        290
    Mortgage banking revenue                 19,444     21,939    22,225     22,769     86,377
    Other noninterest income                  1,219        826     1,350      1,074      4,469
    Noninterest expense                      24,189     25,280    27,691     27,332    104,492
    Income before taxes and
      extraordinary item                      4,511      6,317     5,743      6,213     22,784
    Income before extraordinary item          3,015      4,146     3,754      4,151     15,066
    Net income                                2,627      4,146     3,754      4,151     14,678

Per Common Share
    Basic earnings                          $   .13   $    .21   $   .20    $   .22    $   .76
    Diluted earnings                            .13        .21       .19        .21        .74
    Cash dividends declared                     .08        .08       .09        .09        .34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this Item relating to a change in accountants was previously reported in the Registrant's Form 8-K/A dated June 20, 1997 filed with the Securities and Exchange Commission.


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

    The information set forth under the caption "Board of Directors" on pages 13 to 14 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.

    The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.


ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the captions "Personnel, Compensation and Nominating Committee Report" on pages 16 to 17 and "Compensation of Executive Officers" on pages 19 to 21 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Voting Securities" on pages 10 to 12 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" on page 22 of the Registrant's 1998 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.   Financial Statements

        The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary
        Data:

        Consolidated Balance Sheets as of  December 31, 1997 and 1996

        Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

  2.    Financial Statement Schedules

        All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

  3.    Exhibits

        3(a) Articles of Incorporation are incorporated herein by reference to Exhibit 3(a) to Form 10-K filed March 17, 1994.

        3(b) Bylaws, as amended, are incorporated herein by reference to
             Exhibit 3(b) to Registration Statement on Form S4 filed March 1, 1990, Registration No. 3333811.

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

       10(a) 1998 Stock Option Plan of the Company, effective February 19,
             1998, subject to shareholder approval.

       10(b) 1997 Stock Option Plan of the Company, effective January 16,
             1997, filed as Exhibit 10(b) to Form 10-K filed March 28, 1997, is incorporated herein by reference.

       10(c) Non-Qualified Stock Option Plan of the Company, effective March
             24, 1986, as amended and restated, filed as Exhibit 10(b) to Form 10-K filed March 23, 1993, is incorporated herein by reference.

       10(d) Restricted Stock Plan of the Company as amended.

       10(e) Voluntary Management Stock Accumulation Program, effective
             February 19, 1998, subject to shareholder approval.

       10(f) Directors Compensation Plan of the Company, adopted by the Board of Directors on October 15, 1992, filed as Exhibit 10(e) to Form 10-K filed March 23, 1993, is incorporated herein by reference.

       10(g) Deferred Compensation Plan of the Company, adopted by the Board of Directors on December 16, 1993, filed as Exhibit 10(e) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

       10(h) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, filed as
             Exhibit 10(e) to Form S2 filed February 28, 1992, Registration No. 3346069, is incorporated herein by reference.

       10(i) First Amended and Restated Agreement and Plan of Reorganization, dated as of October 29, 1992, by and between the Company and Horizon Financial Services, Inc., filed as Exhibit 2 to Form 8-K filed November 6, 1992, is incorporated herein by reference.

       10(j) Agreement and Plan of Merger between the Company and Premier
             Bancorporation, Inc., dated as of March 31, 1993, filed as
             Exhibit 28(c) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

       10(k) Purchase and Sale Agreement by and between Republic Bancorp Inc.
             ("Purchaser") and California United Bank, National Association ("Seller"), dated October 22, 1993, filed as Exhibit 28(e) to Form 10-K filed March 17, 1994, is incorporated herein by reference.

       10(l) Purchase and Sale Agreement by and between Republic Bank
             ("Seller") and CB North ("Purchaser"), dated as of September 27, 1994, filed as Exhibit 28(g) to Form 10-K filed March 27, 1995, is incorporated herein by reference.

       10(m) Form of Servicing and Disposition Agreement for Inventory and
             Construction Loan Portfolio, dated November 21, 1992 between Market Street Mortgage Corporation and the Company, filed as
             Exhibit 2(b) to Form 8-K filed November 23, 1992, is incorporated herein by reference.

       13.   1997 Annual Report to Shareholders.

       21. Subsidiaries of the Registrant are incorporated herein by reference to Note 1 of the Notes to Consolidated Financial Statements included under Item 8 of this document.

       23(a) Consent of Ernst & Young LLP, independent auditors, to incorporation by reference to its report dated January 15, 1998 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       23(b) Consent of Deloitte & Touche LLP, independent auditors, to incorporation by reference to its report dated January 16, 1997 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and into the Company's Registration Statements on Form S-8 dated May 5, 1997, Registration No. 333-26515; Form S-8 dated December 4, 1992, Registration No. 33-55336; Form S-8 dated December 4, 1992, Registration No. 33-55304; and Form S-8 dated May 10, 1993, Registration No. 33-62508 and into the Company's Registration Statement on Form S-3 dated May 26, 1993, Registration No. 33-61842.

       24.   Powers of Attorney

       27.   Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 1998.

                                               REPUBLIC BANCORP INC.


                                               By: /s/ JERRY D. CAMPBELL
                                                   -------------------------
                                                       Jerry D. Campbell
                                                   Chairman of the Board and
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 18th day of March 1998.

        Signature                 Title                        Date
        ---------                 -----                        ----

 /s/   JERRY D. CAMPBELL   Chairman of the Board and         March 18, 1998
-------------------------  Chief Executive Officer
       Jerry D. Campbell


/s/   THOMAS F. MENACHER   Senior Vice President, Treasurer  March 18, 1998
-------------------------  and Chief Financial Officer
      Thomas F. Menacher   (Principal Financial Officer and
                           Principal Accounting Officer)


                                 DIRECTORS *

Dana M. Cluckey     Howard J. Hulsman   John J. Lennon     George B. Smith
Bruce L. Cook       Gary Hurand         Sam H. McGoun      Jeoffrey K. Stross
Richard J. Cramer   Dennis J. Ibold     Kelly E. Miller
George A. Eastman   Stephen M. Klein    Joe D. Pentecost


* By:  /s/ THOMAS F. MENACHER
       ----------------------
          Attorney in Fact

                                                            SKU #: REPCO-PS98