Form 10-Q
period 1998-03-31
REPUBLIC BANCORP INC
filed 1998-05-15
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1998           Commission File Number 0-15734


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

                                    YES ___X__    NO  _______




        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 1998:

Common Stock, $5 Par Value .............................    18,792,749 Shares

                                    INDEX


PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997 ...........................................      3

               Consolidated Statements of Income for the three months
               ended March 31, 1998 and 1997....................................      4


               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997.............................      5

               Notes to Consolidated Financial Statements.......................    6 - 7

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition....................   8 - 17


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings................................................     18

     Item 2.   Changes in Securities............................................     18

     Item 4.   Submission of Matters to a Vote of Security Holders..............    18 - 19

     Item 6.   Exhibits and Reports on Form 8-K.................................     19

SIGNATURE      .................................................................     20

EXHIBITS........................................................................    21 - 27

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                              March 31,    December 31,
(Dollars in thousands)                                          1998          1997
----------------------                                        --------     ------------
ASSETS
Cash and cash equivalents ...............................   $    41,082    $    29,668
Mortgage loans held for sale ............................       705,704        513,533
Securities available for sale (amortized cost of
  $71,973 and $121,109, respectively) ...................        71,514        119,881
Loans, net of unearned income ...........................     1,076,625      1,095,744
Less allowance for loan losses ..........................        (8,458)        (7,334)
                                                            -----------    -----------
  Net loans .............................................     1,068,167      1,088,410
                                                            -----------    -----------
Premises and equipment, net of depreciation .............        12,581         12,505
Mortgage servicing rights ...............................        65,035         58,413
Other assets ............................................        52,965         50,483
                                                            -----------    -----------
  Total assets ..........................................   $ 2,017,048    $ 1,872,893
                                                            ===========    ===========

LIABILITIES
Noninterest-bearing deposits ............................   $   126,391    $    96,644
Interest-bearing deposits ...............................     1,169,171      1,080,649
                                                            -----------    -----------
      Total deposits ....................................     1,295,562      1,177,293
Federal funds purchased, securities sold under agreements
  to repurchase and other short-term borrowings .........        59,019         58,274
Short-term FHLB advances ................................       257,000        281,000
Long-term FHLB advances .................................       115,568         85,632
Accrued expenses and other liabilities ..................       106,133         91,142
Long-term debt ..........................................        47,500         47,500
                                                            -----------    -----------
    Total liabilities ...................................     1,880,782      1,740,841

Minority interest .......................................           971            964

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative and
  convertible; 5,000,000 shares authorized, none issued
  and outstanding .......................................          --             --
Common stock, $5 par value, 30,000,000 shares
  authorized; 18,755,358 and 18,678,242 shares
  issued and outstanding, respectively ..................        93,777         93,391
Capital surplus .........................................        37,000         37,221
Retained earnings .......................................         4,816          1,274
Net unrealized losses on securities available for sale ..          (298)          (798)
                                                            -----------    -----------
    Total shareholders' equity ..........................       135,295        131,088
                                                            -----------    -----------
    Total liabilities and shareholders' equity ..........   $ 2,017,048    $ 1,872,893
                                                            ===========    ===========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                      Three Months Ended
                                                           March 31,
(In thousands, except per share data)                  1998         1997
-------------------------------------                  ----         ----
Interest Income:
Loans, including fees .............................   $ 32,159    $ 21,530
Investment securities .............................      1,663       3,366
Money market investments ..........................         53         150
                                                      --------    --------
      Total interest income .......................     33,875      25,046
                                                      --------    --------
Interest Expense:
Demand deposits ...................................        126         311
Savings and time deposits .........................     13,728      10,756
Short-term borrowings .............................        786       1,254
FHLB advances .....................................      5,174       1,847
Long-term debt ....................................        859         889
                                                      --------    --------
      Total interest expense ......................     20,673      15,057
                                                      --------    --------
Net interest income ...............................     13,202       9,989
Provision for loan losses .........................      1,225         297
                                                      --------    --------
Net interest income after provision for loan losses     11,977       9,692
                                                      --------    --------
Noninterest Income:
Service charges ...................................        361         352
Mortgage banking ..................................     27,947      18,950
Gains (losses) on sale of securities ..............        (98)         37
Gains on sale of SBA loans ........................        619         184
Other noninterest income ..........................        298         813
                                                      --------    --------
      Total noninterest income ....................     29,127      20,336
                                                      --------    --------
Noninterest Expense:
Salaries and employee benefits ....................     11,816      10,033
Mortgage loan commissions .........................     10,653       5,116
Occupancy expense of premises .....................      1,858       1,733
Equipment expense .................................      1,267       1,101
Other noninterest expense .........................      7,149       6,170
                                                      --------    --------
      Total noninterest expense ...................     32,743      24,153
                                                      --------    --------
Income before income taxes ........................      8,361       5,875
Provision for income taxes ........................      2,952       1,919
                                                      --------    --------
Net Income ........................................   $  5,409    $  3,956
                                                      ========    ========


Basic earnings per share ..........................   $    .29    $    .21
                                                      ========    ========

Diluted earnings per share ........................   $    .28    $    .21
                                                      ========    ========

Average common shares outstanding - diluted .......     19,138      19,267
                                                      ========    ========

Cash dividends declared per common share ..........   $    .10    $    .09
                                                      ========    ========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31  (In thousands)                               1998            1997
-------------------------------------------                               ----            ----
Cash Flows From Operating Activities:
Net income .......................................................   $     5,409    $     3,956
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ................................         1,445          1,280
    Amortization of mortgage servicing rights ....................         3,121          1,474
    Net (gains) losses on sale of securities available for sale ..            98            (37)
    Net gains on sale of mortgage servicing rights ...............        (7,333)        (3,402)
    Net gains on sale of loans ...................................        (1,378)        (1,167)
    Origination of mortgage loans held for sale ..................    (1,426,835)      (652,594)
    Proceeds from sales of mortgage loans held for sale ..........     1,234,664        686,891
    Net (increase) decrease in other assets ......................        (4,798)         7,631
    Net increase in other liabilities ............................        15,962            330
    Other, net ...................................................          (129)          (289)
                                                                     -----------    -----------
      Total adjustments ..........................................      (185,183)        40,117
                                                                     -----------    -----------
         Net cash provided by (used in) operating activities .....      (179,774)        44,073
                                                                     -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale .............        49,475         11,024
Proceeds from maturities/payments of securities available for sale         4,814          5,226
Purchases of securities available for sale .......................        (5,548)       (17,658)
Proceeds from sales of loans .....................................        48,532         61,962
Net increase in loans made to customers ..........................       (28,367)      (104,880)
Proceeds from sale of fixed assets ...............................           201          3,550
Proceeds from sales of mortgage servicing rights .................         7,483          1,084
Additions to mortgage servicing rights ...........................        (9,743)        (3,041)
                                                                     -----------    -----------
         Net cash provided by  (used in) investing activities ....        66,847        (42,733)
                                                                     -----------    -----------

Cash Flows From Financing Activities:
Net increase in deposits .........................................       118,269          4,908
Net increase (decrease) in short-term borrowings .................           745        (38,451)
Net (decrease) increase in short-term FHLB advances ..............       (24,000)        33,000
Increase in long-term FHLB advances ..............................        54,936          2,432
Payments on long-term FHLB advances ..............................       (25,000)       (10,000)
Payments on long-term debt .......................................          --           (1,689)
Net proceeds from issuance of common shares ......................         1,547            570
Repurchase of common shares ......................................          (289)        (2,766)
Dividends paid ...................................................        (1,867)        (1,717)
                                                                     -----------    -----------
         Net cash provided by (used in) financing activities .....       124,341        (13,713)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents .............        11,414        (12,373)
Cash and cash equivalents at beginning of period .................        29,668         40,114
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $    41,082    $    27,741
                                                                     ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiaries, Republic Bank and Republic Savings Bank. Republic Bank has three mortgage company subsidiaries: Republic Bancorp Mortgage Inc., including its three divisions, Home Funding, Inc., Unlimited Mortgage Services, Inc., and Exchange Mortgage Corporation; CUB Funding Corporation, including its division, Leader Financial; and Market Street Mortgage Corporation. Republic Bank has an 80%- majority ownership interest in Market Street Mortgage, while Republic Bancorp Mortgage and CUB Funding are wholly-owned. All material intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)                      1998      1997
                                    ----      ----
Cash paid during the period for:
    Interest ...................   $19,548   $13,905
    Income taxes ...............   $  --     $  --

Non-cash investing activities:
    Loan charge-offs ...........   $   145   $    55

Note 4 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                       March 31,     March 31,
(Dollars in thousands, except per share data)            1998           1997
---------------------------------------------          ---------     ---------
Numerator for basic and diluted earnings per share:
    Net income ....................................   $     5,409   $     3,956

Denominator:
    Denominator for basic earnings per share--
      weighted-average shares .....................    18,698,216    18,852,776

      Effect of dilutive securities:
        Employee stock options ....................       278,072       254,984
        Warrants ..................................       161,971       159,270
                                                      -----------   -----------
           Dilutive potential common shares .......       440,043       414,254
                                                      -----------   -----------

    Denominator for diluted earnings per share--
      adjusted weighted-average shares for
      assumed conversions .........................    19,138,259    19,267,030
                                                      ===========   ===========

Basic earnings per share ..........................   $       .29   $       .21
                                                      ===========   ===========

Diluted earnings per share ........................   $       .28   $       .21
                                                      ===========   ===========


Note 5 - Comprehensive Income
         --------------------

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $5.9 million and $3.5 million, respectively.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported net income of $5.4 million for the quarter ended March 31, 1998, an increase of 37% over the $4.0 million reported for the same period in 1997. Diluted earnings per share for the first quarter of 1998 were $0.28, up 33% from $0.21 earned a year ago. Return on average shareholders' equity was 16.22% and return on average assets was 1.14% for the quarter, compared to 13.03% and 1.12%, respectively, in 1997.


RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.4 billion in single-family residential mortgage loans in the first quarter of 1998, a 93% increase from $734 million closed in the same period of 1997. This improvement resulted primarily from a $751 million, or 124%, increase in retail production, which benefited from a higher level of refinance activity during the quarter due to relatively low mortgage interest rates. Refinancings represented 53% of total closings in the first quarter of 1998, compared to 26% in the first quarter of 1997.

The following table summarizes the Company's income from mortgage banking activities:

                                             Three Months Ended
                                                March 31,
(In thousands)                               1998      1997
--------------                               ----      ----
Mortgage loan production revenue (1) ....   $27,215   $17,222
Net mortgage loan servicing revenue (2) .       732     1,728
Gains on bulk sales of mortgage servicing      --        --
                                            -------   -------
     Total mortgage banking income ......   $27,947   $18,950
                                            =======   =======

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended March 31, 1998, mortgage banking revenue increased $9.0 million, or 47%, to $27.9 million from $19.0 million a year earlier, as relatively low mortgage interest rates allowed mortgage loan production revenue growth to more than offset a decline in mortgage loan servicing revenue. Mortgage loan production revenue grew primarily as a result of significant increases in origination fee income and gains on the sale of mortgages with servicing rights released. The Company sold $1.3 billion of single-family residential mortgage loans in the first quarter of 1998, which included $42 million of residential mortgage portfolio loans. In the first quarter of 1997, $747 million residential mortgage loans were sold, including $60 million in portfolio loans.

The Company serviced $3.4 billion, or 41,000 loans, for the benefit of others at March 31, 1998, compared to $3.1 billion, or 39,000 loans, at December 31, 1997 and $2.7 billion, or 36,000 loans, at March 31, 1997. Changes in the size of the Company's servicing portfolio over the past year reflects the net result of additions from loan production and reductions from prepayments, partial prepayments and scheduled amortization of mortgage loans. Net mortgage loan servicing income for the first quarter of 1998 decreased 58% from the same period a year ago. This decrease is attributable to an increase in mortgage servicing rights amortization to $3.1 million compared to $1.5 million for the first quarter of 1997. This increase in amortization reflects an increase in the level of prepayments associated with the mortgage servicing portfolio. Significant changes in the level of interest rates directly impact the amount of revenue generated by the servicing portfolio.

The Company periodically sells, in bulk form, mortgage servicing rights
(MSRs) that were previously retained. However, there were no bulk sales of servicing in the first quarters of 1998 and 1997.


Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------

The following discussion should be read in conjunction with Table I on the following page, which provides a detailed analysis of the components impacting net interest income for the three months ended March 31, 1998 and 1997.

Net interest income, on a fully taxable equivalent (FTE) basis, was $13.2 million for the first quarter of 1998, an increase of $3.1 million, or 30%, over the first quarter of 1997. The increase in net interest income resulted from strong portfolio loan growth across all loan categories. Average portfolio loans for the first quarter of 1998 totaled $1.2 billion, an increase of $336.9 million, or 41%, over the prior year. This growth was partially funded by a reduction in investment securities as well as increases in average total deposits and FHLB advances.

The net interest margin (FTE) was 3.06% for the quarter ended March 31, 1998, a decrease of 7 basis points from 3.13% a year ago. This decrease was a result of funding additional noninterest earning assets such as mortgage servicing rights and the growth in morgage loans held for sale at a reduced interest rate spread, compared to the prior period.


Noninterest Expense
-------------------

For the quarter ended March 31, 1998, noninterest expense totaled $32.7 million, an increase of $8.6 million, or 36%, from $24.2 million a year earlier. The rise in noninterest expense primarily reflects an increase in commissions expense accompanying the higher level of retail mortgage loans closed in the first quarter of 1998 compared to the first quarter 1997. The opening of 22 retail bank and loan production offices, including the acquisition of Exchange Mortgage, during the past twelve months also contributed to the increase in noninterest expense.


Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                          Three Months Ended                    Three Months Ended
                                                             March 31, 1998                       March 31, 1997
                                                 -----------------------------------     -----------------------------
                                                  Average                    Average     Average                 Average
(Dollars in thousands)                            Balance(1)     Interest      Rate      Balance(1)    Interest     Rate
----------------------                            ----------     --------    ------      ----------    --------  -------
Assets:
Money market investments.................       $     3,708      $     53     5.80%     $   12,490     $   149      4.84%
Mortgage loans held for sale.............           464,460         8,255     7.21         239,755       4,661      7.78
Investment securities available for sale.           105,412         1,681     6.38         224,115       3,516      6.28
Commercial loans.........................           342,383         7,863     9.31         198,179       4,720      9.66
Residential real estate loans............           711,071        13,481     7.58         536,831      10,076      7.51
Installment loans........................           102,952         2,560    10.08          84,520       2,073      9.95
                                                 ----------      --------     ----      ----------     -------      ----
  Loans, net of unearned income..........         1,156,406        23,904     8.32         819,530      16,869      8.28
                                                 ----------      --------     ----      ----------     -------      ----
    Total interest-earning assets........         1,729,986        33,893     7.90       1,295,890      25,195      7.78
Allowance for loan losses................            (7,628)                                (4,801)
Cash and due from banks..................            26,548                                 20,622
Other assets.............................           149,998                                105,890
                                                 ----------                             ----------
    Total assets.........................       $ 1,898,904                            $ 1,417,601
                                                 ==========                             ==========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........       $    23,962           126     2.13      $   57,487         311      2.19
Savings and money market accounts........           407,149         3,490     3.48         263,860       2,812      4.32
Time deposits............................           706,737        10,238     5.87         567,210       7,944      5.68
                                                 ----------      --------     ----      ----------     -------      ----
  Total interest-bearing deposits........         1,137,848        13,854     4.94         888,557      11,067      5.05
Federal funds purchased, securities
  sold under agreements to repurchase
  and other short-term borrowings........            54,857           786     5.81          88,308       1,254      5.76
FHLB advances...........................            370,501         5,174     5.64         127,485       1,847      5.88
Long-term debt...........................            47,500           859     7.23          49,292         889      7.21
                                                 ----------      --------     ----      ----------     -------      ----
    Total interest-bearing liabilities...         1,610,706        20,673     5.20       1,153,642      15,057      5.29
Noninterest-bearing deposits.............            88,275      --------     ----         111,111     -------      ----
Other liabilities........................            66,521                                 31,378
                                                 ----------                             ----------
    Total liabilities....................         1,765,502                              1,296,131
Shareholders' equity.....................           133,402                                121,470
                                                 ----------                             ----------
    Total liabilities and shareholders'
    equity                                      $ 1,898,904                             $1,417,601
                                                ===========                             ==========
Net interest income/Rate spread (FTE)....                        $13,220      2.70%                    $10,138      2.49%
                                                                 =======      ====                     =======      =====
Net interest margin (FTE)................                                     3.06%                                 3.13%
                                                                              ====                                  =====

(1)      Non-accrual loans and overdrafts are included in average balances.


        Increase (decrease) due to change in:      Volume(2)                 Rate(2)              Net Inc(Dec)
        -------------------------------------      ---------                 -------              ------------
        Money market investments.........           $  (122)                 $  26                     $   (96)
        Mortgage loans held for sale.....             3,967                   (373)                      3,594
        Investment securities available
         for sale                                    (1,890)                    55                      (1,835)
        Commercial loans.................             3,324                   (181)                      3,143
        Residential real estate loans....             3,310                     95                       3,405
        Installment loans................               460                     27                         487
                                                    -------                  -----                     -------
         Loans, net of unearned income...             7,094                    (59)                      7,035
                                                    -------                  -----                     -------
           Total interest income.........             9,049                   (351)                      8,698

        Interest-bearing demand deposits.              (176)                    (9)                       (185)
        Savings deposits.................             1,315                   (637)                        678
        Time deposits....................             2,020                    274                       2,294
                                                    -------                  -----                     -------
         Total interest-bearing deposits.             3,159                   (372)                      2,787
        Federal funds purchased,
         securities sold under agreement to
         repurchase and other short-term
         borrowings......................              (479)                    11                        (468)
        FHLB advances....................             3,407                    (80)                      3,327
        Long-term debt...................               (32)                     2                         (30)
                                                    -------                  -----                     -------
           Total interest expense.......              6,055                   (439)                      5,616
                                                    -------                  -----                     -------
           Net interest income...........           $ 2,994                  $  88                     $ 3,082
                                                    =======                  =====                     =======

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------

At March 31, 1998, the Company had $2.0 billion in total assets, an increase of $144.2 million, or 8%, from $1.9 billion at December 31, 1997. Asset growth during the first quarter of 1998 primarily resulted from an increase in residential mortgage loan closings, which resulted in a higher balance of mortgage loans held for sale.

Securities
----------

Investment securities available for sale declined $48.4 million, or 40%, to $71.5 million, and represented 3.5% of total assets at March 31, 1998. At December 31, 1997, the investment securities portfolio totaled $119.9 million, or 6.4% of total assets. This decrease resulted from sales and maturities of securities during the first quarter of 1998, primarily to fund growth in mortgage loans held for sale. During the first quarter of 1998, the Company sold $49.5 million of investment securities. Gross realized gains and losses on sales of securities were $332,000 and $430,000, respectively, for the quarter ended March 31, 1998.

The Company's securities portfolio serves as a source of liquidity and earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk. The debt securities portfolio is comprised primarily of U.S. Government agency securities, obligations collateralized by U.S. Government agencies, mainly in the form of mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates. The Company's equity securities portfolio is primarily made up of Federal Home Loan Bank (FHLB) stock. At March 31, 1998, the Company's balance of FHLB stock was $24.3 million.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at March 31, 1998:

                                                                   Securities Available for Sale
                                                    ----------------------------------------------------------
                                                                      Gross          Gross          Estimated
                                                       Amortized      Unrealized     Unrealized     Fair
(In thousands)                                           Cost         Gains          Losses         Value
--------------                                         ---------      ----------     ---------      ---------
Debt Securities:
  U.S. Government agency securities.........         $    8,235      $      --       $      60    $    8,175
  Collateralized mortgage obligations.......             19,045            245             119        19,171
  Mortgage-backed securities................             59,659              5           1,608        58,056
  Mortgage-backed securities................             10,503              2             111        10,394
  Municipal and other securities............              3,051            125              --         3,176
                                                     ----------      ---------       ---------    ----------
    Total Debt Securities...................             40,834            372             290        40,916
Equity securities...........................             31,139             --             541        30,598
                                                     ----------      ---------       ---------    ----------
    Total Available-for-Sale Securities.....         $   71,973      $     372       $     831    $   71,514
                                                     ==========      =========       =========    ==========

Certain securities having a carrying value of approximately $32.0 million and $30.9 million at March 31, 1998 and December 31, 1997, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------

Mortgage loans held for sale were $705.7 million at March 31, 1998, an increase of $192.2 million, or 37%, from $513.5 million at December 31, 1997. This growth was caused by the $229 million increase in residential mortgage loan closings during the first quarter of 1998 over the fourth quarter of 1997.

Portfolio Loans
---------------

Portfolio loans totaled $1.08 billion at March 31, 1998, down $19.1 million, or 2%, from $1.10 billion at December 31, 1997. This decline resulted from the sale of fixed-rate residential mortgage loans to private investors, which offset the net increase in the commercial loan portfolio. The residential real estate portfolio loan balance decreased $55.4 million, or 8%, during the first quarter to $613.8 million at March 31, 1998. The installment portfolio loan balance, which is predominantly comprised of home equity loans, decreased slightly since year-end 1997 to $101.7 million at March 31, 1998, reflecting a seasonal slowdown in home improvement activities.

The commercial portfolio loan balance rose $38.6 million during the first quarter, for an annualized growth rate of 48%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the first quarter of 1998, the Company closed $6.5 million in Small Business Administration (SBA) loans, an increase of 55% from the $4.2 million closed in the same quarter last year. For the three months ended March 31, 1998 and 1997, the Company sold $6.9 million and $2.1 million, respectively, of the guaranteed portion of SBA loans for corresponding gains of $619,000 and $184,000.

The following table provides further information regarding the Company's loan portfolio:


                                          March 31, 1998           December 31, 1997
                                     ---------------------     ----------------------
(Dollars in thousands)                 Amount      Percent         Amount   Percent
----------------------                 ------      -------         ------   -------
Commercial loans:
  Commercial and industrial .....   $   37,927       3.5%     $   41,095       3.7%
  Real estate construction ......       57,663       5.3          48,346       4.4
  Commercial real estate mortgage      265,523      24.7         233,078      21.3
                                    ----------     -----      ----------     -----
       Total commercial loans ...      361,113      33.5         322,519      29.4
Residential real estate loans ...      613,825      57.0         669,203      61.1
Installment loans ...............      101,687       9.5         104,022       9.5
                                    ----------     -----      ----------     -----
      Total portfolio loans .....   $1,076,625     100.0%     $1,095,744     100.0%
                                    ==========     =====      ==========     =====


Credit Quality
--------------

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential construction and mortgage loans, commercial real estate construction and mortgage loans, and home equity loans). As of March 31, 1998, such loans comprised approximately 94.9% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 70% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association
(FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans is secured by real estate and is generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and Republic Savings Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

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


The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                             March 31,    December 31,
(Dollars in thousands)                         1998          1997
----------------------                      ---------     ------------
Non-Performing Assets:
  Non-accrual loans:
    Commercial .............................   $ 1,975    $ 1,457
    Residential real estate ................    12,495      9,217
    Installment ............................       564        307
                                               -------    -------
      Total non-accrual loans ..............    15,034     10,981
  Restructured loans .......................        --         --
                                               -------    -------
      Total non-performing loans ...........    15,034     10,981
  Other real estate owned ..................     1,266      1,671
                                               -------    -------
      Total non-performing assets ..........   $16,300    $12,652
                                               =======    =======

Non-performing assets as a percentage of:
    Portfolio loans and OREO ...............      1.51%      1.15%
    Portfolio loans, mortgage loans held for
        sale and OREO ......................       .91%       .79%
    Total assets ...........................       .81%       .68%

Loans past due 90 days or more and still
 accruing interest:
  Commercial ...............................   $    --    $    --
  Residential real estate ..................       924        228
  Installment ..............................         7          6
                                               -------    -------
Total loans past due 90 days or more .......   $   931    $   234
                                               =======    =======


At March 31, 1998, approximately $9.4 million, or .88% of total portfolio loans were 30-89 days delinquent, compared to $8.2 million, or .75%, at December 31, 1997.

Non-performing assets rose $3.6 million since year-end 1997. The increase in non-accrual residential real estate mortgage loans accounted for 90% of the overall increase in non-performing assets. The primary cause for the rise in non-accrual residential mortgages was due to the overall growth in portfolio residential mortgage loans. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

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

The following table provides an analysis of the allowance for loan losses:


                                                                         Three Months Ended
                                                                             March 31,
(Dollars in thousands)                                                  1998            1997
                                                                     ---------       ---------
Allowance for loan losses:
Balance at January 1.............................................     $  7,334        $  4,709
  Loans charged off..............................................         (145)            (55)
  Recoveries of loans previously charged off.....................           44              32
                                                                     ---------     -----------
    Net charge-offs..............................................         (101)            (23)
  Provision charged to expense...................................        1,225             297
                                                                     ---------      ----------
Balance at March 31..............................................     $  8,458        $  4,983
                                                                      ========        ========
Annualized net charge-offs as a percentage of average total loans
    (including loans held for sale) .............................          .03%            .01%
Allowance for loan losses as a percentage of total portfolio loans
    outstanding at period-end....................................          .79             .60
Allowance for loan losses as a percentage of non-performing
    loans........................................................        56.26           85.48

Off-Balance Sheet Instruments
-----------------------------

Unused commitments to extend credit totaled $760.7 million for residential real estate loans and $118.9 million for commercial real estate loans at March 31, 1998.

At March 31, 1998, the Company had outstanding $334.4 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $35.0 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period before the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At March 31, 1998, the Company had outstanding mandatory forward commitments to sell $861.4 million of residential mortgage loans, of which $600.5 million covered mortgage loans held for sale and $260.9 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 1998 without producing any material gains or losses. At March 31, 1998, the mortgage loans held for sale balance included $105.2 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $98.1 million, or 93%, of these loans were loans that had been committed for bulk sale to third parties prior to March 31, 1998 or were floating rate residential loans.

LIABILITIES.
------------

Total liabilities were $1.9 billion at March 31, 1998, an 8% increase from $1.7 billion at December 31, 1997. This increase was primarily due to increases in deposits, FHLB advances and other liabilities.

Deposits
--------

Total deposits grew $118.3 million, or 10%, to $1.3 billion at March 31, 1998 from $1.2 billion at December 31, 1997. This increase reflects positive consumer response to special promotions for the Company's Diamond savings account product as well as retail and municipal certificates of deposit.

Short-Term Borrowings
---------------------

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the quarter ended March 31, 1998 and the year ended December 31, 1997, were as follows:


                                                       March 31, 1998               December 31, 1997
                                        ------------------------------------------------------------------------------
                                                                              Average                Average
                                          Ending      Average   Rate During   Ending      Average    Rate During
(Dollars in thousands)                    Balance     Balance     Period      Balance     Balance      Period
----------------------                    -------     -------     ------      -------     -------      ------
Federal funds purchased.............     $47,000      $37,197      5.81%      $32,000     $ 38,091      5.75%
Securities sold under agreements
  to repurchase.....................       8,043       14,860      5.81        20,770       62,163      5.67
Other short-term borrowings.........       3,976        2,800      5.21         5,504        7,017      6.64
                                        --------      -------      ----       -------      -------      ----
  Total short-term borrowings.......     $59,019      $54,857      5.81%      $58,274     $107,271      5.76%
                                        ========      =======      ====       =======      =======      ====

At March 31, 1998 and December 31, 1997, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
-------------

Republic Bank and Republic Savings Bank routinely borrow short-and long-term advances from the Federal Home Loan Bank (FHLB) to provide liquidity for mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at March 31, 1998 and December 31, 1997, were as follows:

                                                    March 31, 1998                   December 31, 1997
                                               ------------------------          ---------------------
                                                              Average                           Average
                                                   Ending     Rate At               Ending      Rate At
(Dollars in thousands)                             Balance  Period-End              Balance   Period-End
----------------------                         ------------ ----------           ----------   ----------
Short-term  FHLB advances...................    $ 257,000      5.74%             $ 281,000        5.74%
Long-term FHLB advances.....................      115,568      5.83                 85,632        6.09
                                                ---------      ----             ----------        ----
    Total...................................    $ 372,568      5.77%             $ 366,632        5.83%
                                                =========      ====              =========        ====

The long-term FHLB advances have original maturities ranging from August 1998 to March 2008.


Long-Term Debt
--------------

Obligations with original maturities of more than one year consisted of the following:

                                   March 31,  December 31,
(Dollars in thousands)               1998        1997
----------------------             --------   ------------
7.17% Senior Debentures due 2001   $25,000      $25,000
6.75% Senior Debentures due 2001     9,000        9,000
6.95% Senior Debentures due 2003    13,500       13,500
                                   -------      -------
      Total long-term debt .....   $47,500      $47,500
                                   =======      =======


CAPITAL
-------

Shareholders' equity was $135.3 million at March 31, 1998, a $4.2 million, or 3%, increase from $131.1 million at December 31, 1997. This increase primarily resulted from the retention of $3.5 million in earnings after the payment of dividends and a $500,000 decrease in net unrealized losses on securities available for sale.

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

As of March 31, 1998, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                             March 31,     December 31,
                                                               1998            1997
                                                             ---------     ------------
Total capital to risk-weighted assets (1).................     10.12%        10.35%
Tier 1 capital to risk-weighted assets (1)................      9.46          9.75
Tier 1 capital to average assets (1)......................      6.42          6.58

(1) As defined by the regulations.

As of March 31, 1998, the Company's Total risk-based capital was $129.8 million and Tier 1 risk-based capital was $121.3 million, an excess of $1.5 million and $44.4 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

MARKET RISK MANAGEMENT
----------------------

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company's market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

The Company's Asset and Liability Management Committee (ALCO) regularly reviews the interest rate sensitivity position of the Company to ensure compliance with policies established to limit interest rate risk exposure. Two complimentary quantitative tools are utilized to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

Static Gap Analysis: This measurement provides a general indication of the sensitivity of net interest income to interest rate changes. If the gap is positive, meaning more assets than liabilities reprice or mature in a given period, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. If the gap is negative, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 1998, the Company's cumulative one-year gap was a positive 8.20% of total earning assets.

Earnings Simulation Modeling: This measurement is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits the evaluation of the effects of various immediate parallel shifts of the U.S. Treasury yield curve, upward and downward, on the amount of net interest income expected in a stable interest rate environment (i.e., base net interest income). As of March 31, 1998, the earnings simulation model projects net interest income would increase by 11.5% if market interest rates rose by 200 basis points and decrease by 15.0% assuming market interest rates fell by 200 basis points. These results are well within the Company's policy limits.


ACCOUNTING DEVELOPMENTS
-----------------------

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement's new "management approach" to segment reporting requires disclosure of financial and descriptive information about an enterprise's operating segments in both annual and interim financial reports issued to shareholders. An operating segment is defined as a revenue-producing component of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Statement is effective beginning January 1, 1998, however, it is not required to be applied to interim reporting in the initial year of application. The Company is currently evaluating the impact of the Statement's provisions relating to financial and descriptive information on current disclosures in the Company's annual and interim financial reports. The composition of the Company's segments is not expected to change as a result of adopting the Statement.

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

Item 2.    Changes in Securities
           ---------------------

           On February 23, 1998, the Board of Directors declared a $0.10 per share cash dividend, payable April 3, 1998 to shareholders of record March 6, 1998.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Republic Bancorp Inc. held its 1998 Annual Meeting of Shareholders on April 22, 1998. The following directors were elected at the annual meeting to serve until the next annual meeting:

           Director                        For         Against     Abstentions        Broker Non-Votes
           --------                        ---         -------     -----------        ----------------
           Jerry D. Campbell           16,314,504         0           99,203                  0
           Dana M. Cluckey             16,315,342         0           98,366                  0
           Bruce L. Cook               16,315,212         0           98,496                  0
           Richard J. Cramer           16,315,427         0           98,281                  0
           Dr. George A. Eastman       16,108,301         0          305,407                  0
           Howard J. Hulsman           16,004,985         0          408,723                  0
           Gary Hurand                 16,311,421         0          102,287                  0
           Dennis J. Ibold             16,314,238         0           99,470                  0
           Stephen M. Klein            15,109,030         0        1,304,678                  0
           John J. Lennon              16,313,814         0           99,894                  0
           Sam H. McGoun               16,193,719         0          219,989                  0
           Kelly E. Miller             15,082,039         0        1,331,669                  0
           Joe D. Pentecost            16,310,666         0          103,042                  0
           George B. Smith             16,302,130         0          111,577                  0
           Dr. Jeoffrey K. Stross      16,310,778         0          102,930                  0

           The adoption of the Republic Bancorp Inc. 1998 Stock Option Plan (the "1998 Plan") was submitted to shareholders for approval. The 1998 Plan authorizes grants of stock options to officers and key employees of the Company and its subsidiaries up to a maximum of 1,000,000 shares. The options will vest and may be exercised to the full extent of shares covered after the fourth anniversary of the grant. The 1998 Plan was approved at the annual meeting by the following votes: 10,998,889 for; 863,023 against; and 191,663 abstentions.

           The adoption of the Republic Bancorp Inc. Voluntary Management Stock Accumulation Program (the "Program") was submitted for shareholders' approval. Under the Program, key management personnel will have the right to acquire shares of the Company's common stock at fair market value; if shares are so acquired under the Program, the key management employee will be granted two tandem options, exercisable at the current fair market value price, for every one share purchased. The 1998 Plan was approved at the annual meeting by the following votes: 11,265,048 for; 572,079 against; and 216,446 abstentions.

           A proposal to ratify amendments to the Company's Restricted Stock was submitted to shareholders for approval. The amendment would add additional shares to the Restricted Stock Plan and extend the restriction period on the shares from three to four years. The amendments to the Company's Restricted Stock Plan were approved at the annual meeting by the following votes: 10,165,528 for; 1,519,856 against; and 368,191 abstentions.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibits
               (27)   Financial Data Schedules

           (b) Reports on Form 8-K
               There were no reports on Form 8-K filed during the first quarter of 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            REPUBLIC BANCORP INC.
                                            (Registrant)


Date:  May 14, 1998                         BY: /s/ THOMAS F. MENACHER

                                            Thomas F. Menacher
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                EXHIBIT INDEX
                                -------------


 Exhibit                                                           Sequential
  Number                  Exhibit                                 Page Number
  ------                  -------                                 -----------

      27     March 31, 1998 Financial Data Schedule                       22
     27.1    December 31, 1995 Financial Data Schedule - Restated         23
     27.2    December 31, 1996 Financial Data Schedule - Restated         24
     27.3    March 31, 1997 Financial Data Schedule - Restated            25
     27.4    June 30, 1997 Financial Data Schedule - Restated             26
     27.5    September 30, 1997 Financial Data Schedule - Restated        27