Form 10-Q
period 1998-06-30
REPUBLIC BANCORP INC
filed 1998-08-14
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1998             Commission File Number 0-15734


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

                          YES___X___     NO  _______




        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 1998:

Common Stock, $5 Par Value ..............................    18,967,527 Shares

                                    INDEX


PART I..FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1997 ..............................................    3

               Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 1998 and 1997.................................    4

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1998 and 1997.................................    5

               Notes to Consolidated Financial Statements..........................    6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.......................   7 - 20


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings...................................................   21

     Item 2.   Changes in Securities...............................................   21

     Item 6.   Exhibits and Reports on Form 8-K....................................   21

SIGNATURE      ....................................................................   22

EXHIBITS........................................................................... 23 - 24

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                              June 30,       December 31,
(Dollars in thousands)                                         1998              1997
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...............................   $    26,322    $    29,668
Mortgage loans held for sale ............................       735,927        513,533
Securities available for sale (amortized cost of
  $50,450 and $121,109, respectively) ...................        50,089        119,881
Loans ...................................................     1,142,014      1,095,744
  Less allowance for loan losses ........................        (9,816)        (7,334)
                                                            -----------    -----------
Net loans ...............................................     1,132,198      1,088,410
                                                            -----------    -----------
Premises and equipment, net of depreciation .............        14,084         12,505
Mortgage servicing rights ...............................        67,216         58,413
Other assets ............................................        58,732         50,483
                                                            -----------    -----------
    Total assets ........................................   $ 2,084,568    $ 1,872,893
                                                            ===========    ===========

LIABILITIES
Noninterest-bearing deposits ............................   $   123,159    $    96,644
Interest-bearing deposits ...............................     1,164,137      1,080,649
                                                            -----------    -----------
    Total deposits ......................................     1,287,296      1,177,293
Federal funds purchased, securities sold under agreements
    to repurchase and other short-term borrowings .......        78,900         58,274
Short-term FHLB advances ................................       268,500        281,000
Long-term FHLB advances .................................       135,568         85,632
Accrued expenses and other liabilities ..................       124,730         91,142
Long-term debt ..........................................        47,500         47,500
                                                            -----------    -----------
    Total liabilities ...................................     1,942,494      1,740,841

Minority interest .......................................         1,070            964
                                                            -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
  and convertible; 5,000,000 shares authorized,
  none issued and outstanding ...........................          --             --
Common stock, $5 par value, 30,000,000 shares
  authorized; 18,883,128 and 18,678,242 shares
  issued and outstanding, respectively ..................        94,416         93,391
Capital surplus .........................................        37,994         37,221
Retained earnings .......................................         8,829          1,274
Net unrealized losses on securities available for sale ..          (235)          (798)
                                                            -----------    -----------
    Total shareholders' equity ..........................       141,004        131,088
                                                            -----------    -----------
    Total liabilities and shareholders' equity ..........   $ 2,084,568    $ 1,872,893
                                                            ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,                June 30,
(In thousands, except per share data)                               1998        1997       1998         1997
--------------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees .........................................   $ 35,437    $ 24,389    $ 67,596    $ 45,919
Investment securities .........................................      1,040       3,813       2,756       7,329
                                                                  --------    --------    --------    --------
      Total interest income ...................................     36,477      28,202      70,352      53,248
                                                                  --------    --------    --------    --------

Interest Expense:
Demand deposits ...............................................        154         290         280         601
Savings and time deposits .....................................     14,402      11,310      28,130      22,066
Short-term borrowings .........................................        706       1,816       1,492       3,070
FHLB advances .................................................      5,511       2,745      10,685       4,592
Long-term debt ................................................        858         857       1,717       1,746
                                                                  --------    --------    --------    --------
      Total interest expense ..................................     21,631      17,018      42,304      32,075
                                                                  --------    --------    --------    --------
Net interest income ...........................................     14,846      11,184      28,048      21,173
Provision for loan losses .....................................      1,500       2,188       2,725       2,485
                                                                  --------    --------    --------    --------
Net interest income after
  provision for loan losses ...................................     13,346       8,996      25,323      18,688
                                                                  --------    --------    --------    --------

Noninterest Income:
Service charges ...............................................        362         359         723         711
Mortgage banking ..............................................     32,224      21,241      60,171      40,191
Loss on sales of securities ...................................        (46)       (682)       (144)       (645)
Gain on sales of SBA loans ....................................        477         291       1,096         475
Gain on sale of bank branches and deposits ....................       --         4,442        --         4,442
Other noninterest income ......................................        381         454         679       1,267
                                                                  --------    --------    --------    --------
      Total noninterest income ................................     33,398      26,105      62,525      46,441
                                                                  --------    --------    --------    --------

Noninterest Expense:
Salaries and employee benefits ................................     11,967      11,524      23,783      21,557
Mortgage loan commissions .....................................     12,577       7,008      23,230      12,124
Occupancy expense of premises .................................      1,939       1,805       3,797       3,538
Equipment expense .............................................      1,313       1,097       2,580       2,198
Other noninterest expense .....................................      9,773       6,498      16,922      12,668
                                                                  --------    --------    --------    --------
      Total noninterest expense ...............................     37,569      27,932      70,312      52,085
                                                                  --------    --------    --------    --------
Income before income taxes ....................................      9,175       7,169      17,536      13,044
Provision for income taxes ....................................      3,275       2,456       6,227       4,375
                                                                  --------    --------    --------    --------
Net Income ....................................................   $  5,900    $  4,713    $ 11,309    $  8,669
                                                                  ========    ========    ========    ========


Basic earnings per share......................................    $    .31    $    .25    $    .60    $    .46
                                                                  ========    ========    ========    ========

Diluted earnings per share ....................................   $    .31    $    .25    $    .59    $    .45
                                                                  ========    ========    ========    ========

Average common shares outstanding - diluted ...................     19,107      18,951      19,056      19,108
                                                                  ========    ========    ========    ========

Cash dividends declared per common share......................    $    .10    $    .09    $    .20    $    .18
                                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                  1998          1997
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income .......................................................   $    11,309    $     8,669
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ................................         2,782          2,431
    Amortization of mortgage servicing rights ....................         7,059          2,996
    Net losses on sale of securities available for sale ..........           144            645
    Net gains on sale of mortgage servicing rights ...............       (15,556)        (8,857)
    Net gains on sale of loans ...................................        (2,182)        (2,011)
    Origination of mortgage loans held for sale ..................    (2,671,900)    (1,496,661)
    Proceeds from sales of mortgage loans held for sale ..........     2,449,505      1,458,628
    Net (increase) decrease in other assets ......................       (10,074)         5,798
    Net increase in other liabilities ............................        33,694          1,883
    Other, net ...................................................        (1,177)         1,020
                                                                     -----------    -----------
      Total adjustments ..........................................      (207,705)       (34,128)
                                                                     -----------    -----------
         Net cash used in operating activities ...................      (196,396)       (25,459)
                                                                     -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale ..............        57,195         93,901
Proceeds from maturities/payments of securities available for sale        18,927         11,574
Purchases of securities available for sale .......................        (6,148)       (98,269)
Proceeds from sale of loans ......................................       105,801         88,953
Net increase in loans made to customers ..........................      (149,169)      (259,074)
Proceeds from sale of fixed assets ...............................           205          4,136
Proceeds from sale of mortgage servicing rights ..................        14,950          8,105
Additions to mortgage servicing rights ...........................       (15,879)       (11,903)
                                                                     -----------    -----------
         Net cash provided by (used in) investing activities .....        25,882       (162,577)
                                                                     -----------    -----------

Cash Flows From Financing Activities:
Net increase in deposits .........................................       110,003         87,603
Sale of bank branch deposits .....................................          --          (52,136)
Net increase in short-term borrowings ............................        20,626         46,295
Net (decrease) increase in short-term FHLB advances ..............       (12,500)        76,483
Net increase in long-term FHLB advances ..........................        74,936         37,432
Payments on long-term FHLB advances ..............................       (25,000)       (15,000)
Payments on long-term debt .......................................          --           (1,689)
Net proceeds from issuance of common shares ......................         3,125          1,190
Repurchase of common shares ......................................          (288)        (6,319)
Dividends paid ...................................................        (3,734)        (3,429)
                                                                     -----------    -----------
         Net cash provided by financing activities ...............       167,168        170,430
                                                                     -----------    -----------

Net decrease in cash and cash equivalents ........................        (3,346)       (17,606)
Cash and cash equivalents at beginning of period .................        29,668         40,114
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $    26,322    $    22,508
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

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiaries, Republic Bank and Republic Savings Bank. Republic Bank has three mortgage company subsidiaries: Republic Bancorp Mortgage Inc., including its three divisions, Home Funding, Inc., Unlimited Mortgage Services, Inc., and Exchange Mortgage Corporation; CUB Funding Corporation, including its division, Leader Financial; and Market Street Mortgage Corporation. Republic Bank has an 80%-majority ownership interest in Market Street Mortgage, while Republic Bancorp Mortgage and CUB Funding are wholly-owned. All material intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------
Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                              1998        1997
                                            ----        ----
Cash paid during the period for:
    Interest ...................            $42,138   $32,201
    Income taxes ...............            $ 4,738      --

Non-cash investing activities:
    Loan charge-offs ...........            $   367   $   142

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
(Dollars in thousands, except per share data)            1998        1997                1998         1997
--------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
    Net income .................................   $     5,900   $     4,713         $    11,309   $     8,669

Denominator:
    Denominator for basic earnings per share--
      weighted-average shares ..................    18,823,437    18,603,336          18,761,179    18,727,367

      Effect of dilutive securities:
          Employee stock options ...............       184,860       184,425             192,406       219,510
          Warrants .............................        98,923       163,703             102,336       161,499
                                                   -----------   -----------         -----------   -----------
               Dilutive potential common shares        283,783       348,128             294,742       381,009
                                                   -----------   -----------         -----------   -----------


    Denominator for diluted earnings per share--
      adjusted weighted-average shares for
      assumed conversions ......................    19,107,220    18,951,464          19,055,921    19,108,376
                                                   ===========   ===========         ===========   ===========

    Basic earnings per share ...................   $       .31   $       .25         $       .60   $       .46
                                                   ===========   ===========         ===========   ===========


    Diluted earnings per share .................   $       .31   $       .25         $       .59   $       .45
                                                   ===========   ===========         ===========   ===========



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

For the second quarter of 1998 and 1997, total comprehensive income amounted to $6.0 million for both periods. For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $11.9 million and $9.5 million, respectively.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported net income of $5.9 million for the quarter ended June 30, 1998, an increase of 25% over the $4.7 million reported in the second quarter of 1997. Fully diluted earnings per share for the quarter were $0.31, up 24% from $0.25 for the same period last year. Return on average shareholders' equity was 17.01% and return on average assets was 1.20% for the quarter, compared to 15.62% and 1.22%, respectively, in 1997.

For the six months ended June 30, 1998, the Company earned $11.3 million, an increase of 30% over the $8.7 million reported for the corresponding period in 1997. Fully diluted earnings per share were $0.59, up 31% from $0.45 for the first six months of 1997. Return on average shareholders' equity was 16.62% and return on average assets was 1.17% for the first half of 1998, compared to 14.32% and 1.17%, respectively, in 1997.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.5 billion in single-family residential mortgage loans in the second quarter of 1998, a 51% increase from $960 million closed in the same period last year. During the first half of 1998, mortgage loan closings were $2.9 billion, compared to $1.7 billion for the comparable period in 1997. Retail mortgage loan volumes during the first half of 1998 were favorably impacted by relatively low mortgage interest rates which has resulted in a higher level of refinance activity. Refinancings for the second quarter of 1998 represented 31% of total closings compared to 19% in the second quarter of 1997. During the first half of 1998, refinancings represented 42% of total closings compared to 21% for the first half of 1997.

The following table summarizes the Company's income from mortgage banking activities:

                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
(In thousands)                                        1998      1997       1998       1997
--------------------------------------------------------------------------------------------
Mortgage loan production income (1) ...........   $ 32,318    $ 18,318   $ 59,532   $ 35,541
Net mortgage loan servicing income (expense)(2)        (94)      1,819        639      3,546
Gains on bulk sales of mortgage servicing .....       --         1,104       --        1,104
                                                  --------    --------   --------   --------
     Total mortgage banking income ............   $ 32,224    $ 21,241   $ 60,171   $ 40,191
                                                  ========    ========   ========   ========

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended June 30, 1998, mortgage banking income increased $11.0 million, or 52%, to $32.2 million from $21.2 million a year earlier, as relatively low mortgage interest rates contributed to growth in mortgage loan production revenue that more than offset a decline in mortgage servicing revenue. Mortgage loan production revenue grew primarily as a result of significant increases in origination fee income and gains on the sale of mortgages with servicing rights released. The Company sold $1.4 billion of single-family residential mortgage loans in the second quarter of 1998, which included $34 million of residential portfolio loans. In the second quarter of 1997, $807 million of residential mortgage loans were sold.

For the six months ended June 30, 1998, mortgage banking income increased $20.0 million, or 50%, compared to the same period a year ago, reflecting increased origination fee income and gains on the sale of mortgages with servicing rights released. This increase in mortgage banking income was a result of the record level of production volumes in 1998. Mortgage loan sales totaled $2.5 billion for the first half of 1998, compared to $1.6 billion in 1997.

The Company serviced $3.3 billion, or 41,000 loans, for the benefit of others at June 30, 1998, compared to $3.1 billion at December 31, 1997 and $2.9 billion at June 30, 1997. Changes in the size of the Company's servicing portfolio over the past year reflect the net result of additions from loan production and reductions from prepayments, partial prepayments and scheduled amortization of mortgage loans. Net mortgage loan servicing income declined 105% for the second quarter of 1998 reflecting an increase in mortgage servicing rights amortization to $3.7 million compared to $1.5 million in 1997. For the six months ended June 30, 1998, net mortgage servicing income declined 82% reflecting an increase in mortgage servicing amortization to $6.8 million from $3.0 million for the six months ended June 30, 1997. These increases in amortization reflect an increase in the level of prepayments associated with the mortgage servicing portfolio. Significant changes in the interest rates directly impact the amount of revenue generated by the servicing portfolio.

The Company periodically sells, in bulk form, mortgage servicing rights that were previously retained. However, there were no bulk sales of servicing for the six months ended June 30, 1998. For the quarter and six months ended June 30, 1997, mortgage servicing rights for loans with a principal balance of $247.2 million were sold, resulting in a net gain of $1.1 million

Commercial and Retail Banking
The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------

The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three months and six months ended June 30, 1998 and 1997.

Net interest income, on a fully taxable equivalent (FTE) basis, was $14.9 million for the second quarter of 1998, an increase of $3.6 million, or 31%, over the second quarter of 1997. This increase was fueled primarily by a $326.3 million, or 126%, increase in average mortgage loans held for sale and a $239.4 million, or 26%, increase in average portfolio loans during the second quarter of 1998 compared to 1997. Funding the growth in mortgage loans held for sale and portfolio loans was a reduction in the average balance of investment securities and increases in deposits and FHLB advances. Net interest income growth was partially offset by the interest expense associated with a $276.2 million, or 30% increase in average interest-bearing deposits and a $199.0 million, or 105%, increase in FHLB advances.

The net interest margin (FTE) was 3.28% for the quarter ended June 30, 1998, an increase of 11 basis points from 3.17% in 1997. The increase in the margin was primarily a result of strong portfolio loan growth across all loan categories and a reduction in lower-yielding investment securities.



Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                Three Months Ended               Three Months Ended
                                                 June 30, 1998                      June 30, 1997
                                                 -----------------               ------------------
                                              Average              Average    Average              Average
(Dollars in thousands)                       Balance(1)  Interest   Rate     Balance(1)  Interest   Rate
-----------------------------------------------------------------------------------------------------------
Assets:
Money market investments.................  $    5,891   $      88     6.06%   $    4,508   $    44    3.91%
Mortgage loans held for sale.............     585,273      11,049     7.57       258,986     5,087    7.86
Investment securities available for sale.      63,304         970     6.06       237,356     3,893    6.56
Commercial loans.........................     377,138       8,764     9.32       230,609     5,579    9.70
Residential real estate mortgage loans...     682,140      12,969     7.60       602,860    11,464    7.61
Installment loans........................     102,814       2,655    10.36        89,198     2,259   10.16
                                           ----------      ------     ----    ----------    ------    ----
  Loans, net of unearned income..........   1,162,092      24,388     8.41       922,667    19,302    8.38
                                           ----------      ------     ----    ----------    ------    ----
    Total interest-earning assets........   1,816,560      36,495     8.05     1,423,517    28,326    7.97
Allowance for loan losses................      (8,906)                            (5,794)
Cash and due from banks..................      25,542                             22,283
Other assets.............................     133,097                             99,888
                                           ----------                          ---------
    Total assets.........................  $1,966,293                         $1,539,894
                                          ===========                        ===========

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........  $   25,098         154     2.46    $   53,115       290    2.19
Savings deposits and money market accounts    431,762       3,856     3.58       266,867     3,018    4.54
Time deposits............................     725,162      10,546     5.83       585,889     8,292    5.68
                                           ----------      ------     ----    ----------    ------    ----
  Total interest-bearing deposits........   1,182,022      14,556     4.94       905,871    11,600    5.14
Federal funds purchased and securities
 sold under agreement to repurchase and
 other short-term borrowings.............      49,511         706     5.74       124,392     1,816    5.84
FHLB advances...........................      387,848       5,511     5.65       188,815     2,745    5.83
Long-term debt...........................      47,500         858     7.23        47,500       857    7.23
                                           ----------      ------     ----    ----------    ------    ----
    Total interest-bearing liabilities...   1,666,881      21,631     5.20     1,266,578    17,018    5.39
                                                           ------     ----                  ------    ----
Noninterest-bearing deposits.............      91,442                            119,786
Other liabilities........................      69,193                             32,805
                                           ----------                         ----------
    Total liabilities....................   1,827,516                          1,419,169
Shareholders' equity.....................     138,777                            120,725
                                           ----------                         ----------
    Total liabilities and shareholders'
     equity.............................  $ 1,966,293                         $1,539,894
                                          ===========                         ==========

Net interest income/Rate spread (FTE)....               $  14,864     2.85%                $11,308    2.58%
                                                        =========     ====                 =======    =====
Net interest margin (FTE)................                             3.28%                           3.17%
                                                                      ====                             ====


        Increase (decrease) due to
         change in:                          Volume(2)              Rate(2)          Net Inc(Dec)
        ------------------------------------------------------------------------------------------
        Money market investments.........      $   16              $    28                 $    44
        Mortgage loans held for sale.....       6,157                 (195)                  5,962
        Investment securities available
         for sale.......................       (2,647)                (276)                 (2,923)
        Commercial loans.................       3,413                 (228)                  3,185
        Residential real estate mortgage
          loans..........................       1,520                  (15)                  1,505
        Installment loans................         350                   46                     396
                                               ------              -------                 -------
         Loans, net of unearned income...       5,283                 (197)                  5,086
                                               ------              -------                 -------
           Total interest income.........       8,809                 (640)                  8,169

        Interest-bearing demand deposits.        (168)                  32                    (136)
        Savings deposits.................       1,579                 (741)                    838
        Time deposits....................       2,028                  226                   2,254
                                               ------              -------                 -------
         Total interest-bearing deposits.       3,439                 (483)                  2,956
        Federal funds purchased and
         securities sold under agreement
          to repurchase and other
             short-term borrowings.......      (1,074)                 (36)                 (1,110)
        FHLB advances....................       2,852                  (86)                  2,766

       Long-term debt...................           1                   --                       1
                                               ------              -------                 -------
           Total interest expense.......        5,218                 (605)                  4,613
                                               ------              -------                 -------
           Net interest income...........      $3,591              $   (35)                $ 3,556
                                               ======              =======                 =======

(1)   Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                     Six Months Ended                Six Months Ended
                                                      June 30, 1998                    June 30, 1997
                                             ------------------------------   ---------------------------------
                                              Average               Average   Average                   Average
(Dollars in thousands)                       Balance(1)  Interest    Rate     Balance(1)    Interest      Rate
--------------------------------------------------------------------------------------------------------------
Assets:
Money market investments.................  $    4,793   $   141       5.93%   $    9,029   $     194    4.36%
Mortgage loans held for sale.............     524,923    19,304       7.42       249,079       9,747    7.83
Securities...............................      84,249     2,652       6.26       230,781       7,409    6.39
Commercial loans.........................     359,829    16,626       9.32       214,446      10,300    9.69
Residential real estate mortgage loans...     696,500    26,451       7.60       569,968      21,545    7.56
Installment loans........................     102,878     5,215      10.22        86,866       4,327   10.05
                                           ----------   -------       ----    ----------   ---------   -----
  Loans, net of unearned income..........   1,159,207    48,292       8.36       871,280      36,172    8.33
                                           ----------   -------       ----    ----------   ---------   -----
    Total interest-earning assets........   1,773,172    70,389       7.98     1,360,169      53,522    7.88
Allowance for loan losses................     (8,270)                             (5,301)
Cash and due from banks..................      26,051                             21,436
Other assets.............................     140,973                            103,076
                                           ----------                         ----------
    Total assets.........................  $1,931,926                         $1,479,380
                                           ==========                         ===========

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.........  $   24,530       280       2.30    $   55,291         601    2.19
Savings deposits.........................     419,502     7,347       3.53       265,358       5,830    4.43
Time deposits............................     715,985    20,783       5.85       576,548      16,236    5.68
                                           ----------   -------       ----    ----------   ---------    ----
  Total interest-bearing deposits........   1,160,017    28,410       4.94       897,197      22,667    5.09
Federal funds purchased and  securities
  sold under agreement to repurchase and
  other short-term borrowings............      52,167     1,492       5.77       106,275       3,070    5.83
FHLB advances...........................      378,719    10,685       5.67       158,207       4,592    5.85
Long-term debt...........................      47,500     1,717       7.23        48,396       1,746    7.22
                                           ----------   -------       ----    ----------   ---------    ----
    Total interest-bearing liabilities...   1,638,403    42,304       5.20     1,210,075      32,075    5.34
                                                        -------       ----                 ---------    ----
Noninterest-bearing deposits.............      89,867                            115,468
Other liabilities........................      67,566                             32,739
                                           ----------                         ----------
    Total liabilities....................   1,795,836                          1,358,282
Shareholders' equity.....................     136,090                            121,098
                                           ----------                         ----------
    Total liabilities and shareholders'
     equity............................    $1,931,926                         $1,479,380
                                           ==========                         ==========
Net interest income/Rate spread (FTE)....               $28,085       2.78%                $  21,447    2.54%
                                                        =======       ====                 =========    =====
Net interest margin......................                             3.17%                             3.15%
                                                                      ====                               ====



        Increase (decrease) due to
          change in:                       Volume(2)                Rate(2)              Net Inc(Dec)
        ---------------------------------------------------------------------------------------------
        Money market investments.........  $     (110)             $    57                 $     (53)
        Mortgage loans held for sale.....      10,101                 (544)                    9,557
        Securities.......................      (4,609)                (148)                   (4,757)
        Commercial loans.................       6,740                 (414)                    6,326
        Residential real estate mortgage
         loans...........................       4,792                  114                     4,906
        Installment loans................         813                   75                       888
                                           ----------              -------                 ---------
         Loans, net of unearned income...      12,345                 (225)                   12,120
                                           ----------              -------                 ---------
           Total interest income.........      17,727                 (860)                   16,867

        Interest-bearing demand deposits.        (350)                  29                      (321)
        Savings deposits.................       2,893               (1,376)                    1,517
        Time deposits....................       4,046                  501                     4,547
                                           ----------              -------                 ---------
         Total interest-bearing deposits.       6,589                 (846)                    5,743
        Federal funds purchased and
         securities sold under agreement
          to repurchase and other
            short-term borrowings........      (1,547)                 (31)                   (1,578)
        FHLB advances....................       6,240                 (147)                    6,093
        Long-term debt...................         (31)                   2                       (29)
                                           ----------              -------                 ---------
           Total interest expense.......       11,251               (1,022)                   10,229
                                           ----------              -------                 ---------
           Net interest income...........  $    6,476              $   162                 $   6,638
                                           ==========              =======                 =========

(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

For the six months ended June 30, 1998, net interest income (FTE) was $28.1 million, an increase of $6.6 million, or 31%, over the first half of 1997. The increase in net interest income was due to the continued growth in earning assets and the improved mix of earning assets as lower-yielding investment securities have been sold and reinvested in higher yielding commercial loans and mortgage loans held for sale.

The net interest margin (FTE) for the six months ended June 30, 1998, rose 2 basis points to 3.17% from 3.15% for the comparable period in 1997, primarily due to a favorable shift in the mix of earning assets toward higher-yielding loan products.

Noninterest Income
------------------
Exclusive of mortgage banking revenue, noninterest income decreased during the second quarter of 1998 compared to prior year, primarily due to the $4.4 million pre-tax gain on the sale of four Republic Bank branches and the related deposits in the second quarter of 1997.

Noninterest Expense
-------------------
For the quarter ended June 30, 1998, total noninterest expense increased $9.6 million, or 35%, to $37.6 million from $27.9 million a year earlier. On a year-to-date basis, total noninterest expense was $70.3 million, up $18.2 million, or 35%, over the first six months of 1997. The rise in noninterest expense primarily reflects an increase in commissions expense accompanying the higher level of retail mortgage loans closed during 1998 compared to the first half of 1997. The opening of 10 additional retail bank and loan production offices, including the acquisition of Exchange Mortgage, during the past twelve months also contributed to the increase in noninterest expense.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At June 30, 1998, the Company had $2.1 billion in total assets, an increase of $211.7 million, or 11%, from $1.9 billion at December 31, 1997. Asset growth was primarily the result of an increase in portfolio loans and mortgage loans held for sale.

Securities
----------
Investment securities available for sale declined $69.8 million, or 58%, to $50.1 million, and represented 2.4% of total assets, at June 30, 1998. At December 31, 1997, the investment securities portfolio totaled $119.9 million, or 6.4% of total assets. This decrease resulted from sales and maturities of securities during the first half of 1998, primarily to fund growth in mortgage loans held for sale. During the second quarter of 1998, the Company sold $7.4 million of investment securities. Gross realized gains and losses on sales of available-for-sale securities were $58,000 and $104,000, respectively, for the quarter ended June 30, 1998. For the first six months of 1998, gross realized gains and losses totaled $390,000 and $534,000, respectively.

The Company's securities portfolio serves as a source of liquidity and earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk. The debt securities portfolio is comprised primarily of U.S. Government agency securities, obligations collateralized by U.S. Government agencies, mainly in the form of mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates. The Company's equity securities portfolio is primarily made up of Federal Home Loan Bank (FHLB) stock. At June 30, 1998, the Company's balance of FHLB stock was $25.1 million.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at June 30, 1998:

                                                    Securities Available for Sale
                                       --------------------------------------------------
                                                    Gross          Gross        Estimated
                                       Amortized    Unrealized     Unrealized   Fair
(In thousands)                           Cost       Gains          Losses       Value
--------------                         ---------    ---------      ---------    -----
Debt Securities:
  U.S. Government agency securities .   $ 7,160   $    42       $    31       $ 7,171
  Collateralized mortgage obligations     2,475        43             3         2,515
  Mortgage-backed securities ........     6,563         1            70         6,494
  Municipal and other securities ....     3,010       154          --           3,164
                                        -------   -------       -------       -------
    Total Debt Securities ...........    19,208       240           104        19,344
Equity securities ...................    31,242      --             497        30,745
                                        -------   -------       -------       -------
Total Securities Available for Sale .   $50,450   $   240       $   601       $50,089
                                        =======   =======       =======       =======

Certain securities having a carrying value of approximately $11.1 million and $30.9 million at June 30, 1998 and December 31, 1997, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $735.9 million at June 30, 1998, an increase of $222.4 million, or 43%, from $513.5 million at December 31, 1997. This growth was caused by the $337 million increase in residential mortgage loan closings during the second quarter of 1998 over the fourth quarter of 1997.

Portfolio Loans
---------------
Total portfolio loans were $1.14 billion at June 30, 1998, an increase of $46.3 million, or 4.2%, from $1.10 billion at December 31, 1997. This increase resulted from the net increase in the commercial loan portfolio, which was partially offset by a decline in residential real estate mortgage loans. The residential mortgage portfolio loan balance decreased $22.1 million, or 3%, since year-end 1997 to $647.1 million at June 30, 1998. The installment loan portfolio balance, which is predominantly comprised of home equity loans, increased slightly since year-end 1997 to $104.9 million at June 30, 1998.

The commercial loan balance increased $67.5 million during the first half of 1998, for an annualized growth rate of 42%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the second quarter of 1998, the Company closed $8.5 million in Small Business Administration (SBA) loans, a 42% increase from the $6.0 million closed in the second quarter of 1997. For the first six months of 1998 and 1997, SBA loan closings were $15.0 million and $10.2 million, respectively. The Company sold $14.9 million and $5.9 million of the guaranteed portion of SBA loans in the first six months of 1998 and 1997, respectively, resulting in corresponding gains of $1,096,000 and $475,000.

The following table provides further information regarding the Company's loan portfolio:

                                                      June 30, 1998               December 31, 1997
                                                ------------------------     ----------------------
(Dollars in thousands)                             Amount        Percent       Amount           Percent
                                                   ------        -------       ------           -------
Commercial loans:
  Commercial and industrial.................   $    37,724          3.3%    $    41,095           3.7%
  Real estate construction..................        57,766          5.0          48,346           4.4
  Commercial real estate mortgage ..........       294,552         25.8         233,078          21.3
                                              ------------       ------      ----------        ------
       Total commercial loans...............       390,042         34.1         322,519          29.4
Residential real estate mortgages...........       647,074         56.7         669,203          61.1
Installment loans...........................       104,898          9.2         104,022           9.5
                                               -----------      -------    ------------       -------
      Total portfolio loans.................   $ 1,142,014        100.0%    $ 1,095,744         100.0%
                                               ===========        =====     ===========         =====


Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential construction and mortgage loans, commercial real estate construction and mortgage loans, and home equity loans). As of June 30, 1998, such loans comprised approximately 95.0% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                   June 30,    December 31,
(Dollars in thousands)                              1998         1997
                                                   --------    ------------
Non-Performing Assets:
  Non-accrual loans:
    Commercial ..................................   $ 2,139    $ 1,457
    Residential real estate mortgages ...........    13,788      9,217
    Installment .................................       421        307
                                                    -------    -------
      Total non-accrual loans ...................    16,348     10,981
Restructured loans ..............................      --         --
                                                    -------    -------
      Total non-performing loans ................    16,348     10,981
Other real estate owned .........................     3,365      1,671
                                                    -------    -------
      Total non-performing assets ...............   $19,713    $12,652
                                                    =======    =======

Non-performing assets as a percentage of:
    Portfolio loans and OREO ....................      1.72%      1.15%
    Portfolio loans, mortgage loans held for
          sale and OREO .........................      1.05%       .79%
    Total assets ................................       .95%       .68%

Loans past due 90 days or more and still accruing
 interest:
  Commercial ....................................   $  --      $  --
  Residential real estate .......................     1,126        228
  Installment ...................................        12          6
                                                    -------    -------
      Total loans past due 90 days or more ......   $ 1,138    $   234
                                                    =======    =======


At June 30, 1998, approximately $9.0 million, or .79% of total portfolio loans were 30-89 days delinquent, compared to $8.2 million, or .75%, at December 31, 1997.

Non-performing assets rose $7.1 million since year-end 1997. The increase in non-accrual residential real estate mortgage loans accounted for 65% of the overall increase in non-performing assets. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

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

The following table provides an analysis of the allowance for loan losses:

                                                        Six Months Ended
                                                            June 30,
(Dollars in thousands)                                   1998        1997
---------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 ................................   $ 7,334     $ 4,709
  Loans charged off .................................      (367)       (142)
  Recoveries of loans previously charged off ........       124          90
                                                        -------     -------
    Net charge-offs .................................      (243)        (52)
  Provision charged to expense ......................     2,725       2,485
                                                        -------     -------
Balance at June 30 ..................................   $ 9,816     $ 7,142
                                                        =======     =======

Annualized net charge-offs as a percentage of average
  portfolio loans (including loans held for sale) ...       .03%        .01%
Allowance for loan losses as a percentage of total
   portfolio loans outstanding at period-end ........       .86         .75
Allowance for loan losses as a percentage of
    non-performing loans ............................     60.04       99.04

Off-Balance Sheet Instruments
-----------------------------
Unused commitments to extend credit totaled $788.7 million for residential real estate loans and $88.9 million for commercial real estate loans at June 30, 1998.

At June 30, 1998, the Company had outstanding $349.0 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $55.1 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period before the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At June 30, 1998, the Company had outstanding mandatory forward commitments to sell $917.0 million of residential mortgage loans, of which $665.6 million covered mortgage loans held for sale and $251.4 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 1998 without producing any material gains or losses. At June 30, 1998, the mortgage loans held for sale balance included $70.3 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $59.6 million, or 85%, of these loans were loans that had been committed for bulk sale to third parties prior to June 30, 1998 or were floating rate residential loans.

LIABILITIES.
------------
Total liabilities were $1.9 billion, a 12% increase from $1.7 billion at December 31, 1997. This increase was primarily due to increases in deposits, FHLB advances and other liabilities.

Deposits
--------
Total deposits grew $110.0 million, or 9.3%, to $1.3 billion at June 30, 1998 from $1.2 billion at December 31, 1997. This increase reflects positive consumer response to special promotions for the Company's Diamond savings account product as well as growth in retail and municipal certificates of deposit.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 1998 and the year ended December 31, 1997, were as follows:


                                                June 30, 1998                   December 31, 1997
                                     --------------------------------  -------------------------------------
                                                             Average                             Average
                                    Ending      Average   Rate During   Ending      Average    Rate During
(Dollars in thousands)              Balance     Balance     Period      Balance     Balance      Period
-------------------------------------------------------------------------------------------------------
Federal funds purchased ........   $ 71,900      $ 38,028     5.77%   $ 32,000   $ 38,091         5.75%
Securities sold under agreements
  to repurchase ................       --          10,820     5.80      20,770     62,163         5.67
Other short-term borrowings ....      7,000         3,319     5.10       5,504      7,017         6.64
                                   --------      --------     ----    --------   --------         ----
  Total short-term borrowings ..   $ 78,900      $ 52,167     5.77%   $ 58,274   $107,271         5.76%
                                   ========      ========     ====    ========   ========         ====


At June 30, 1998 and December 31, 1997, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at June 30, 1998 and December 31, 1997, were as follows:

                                                     June 30, 1998               December 31, 1997
                                                 --------------------        -------------------------
                                                              Average                     Average
                                                   Ending     Rate At         Ending      Rate At
(Dollars in thousands)                             Balance  Period-End        Balance   Period-End
--------------------------------------------------------------------------------------------------------
Short-term  FHLB advances...................      $268,500      5.59%         $ 281,000        5.74%
Long-term FHLB advances.....................       135,568      5.81             85,632        6.09
                                                  --------      ----           --------        ----
    Total...................................      $404,068      5.66%         $ 366,632        5.83%
                                                   =======      ====          ==========      ====

The long-term FHLB advances have original maturities ranging from August 1998 to April 2008.

Long-Term Debt
--------------
Obligations with original maturities of more than one year consisted of the following:

                                                                       June 30,     December 31,
(Dollars in thousands)                                                  1998             1997
-------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001.................................     $ 25,000      $ 25,000
6.75% Senior Debentures due 2001.................................        9,000         9,000
6.95% Senior Debentures due 2003.................................       13,500        13,500
                                                                      --------      --------
      Total long-term debt                                            $ 47,500      $ 47,500
                                                                      ========      ========


CAPITAL
-------
Shareholders' equity was $141.0 million at June 30, 1998, a $9.9 million, or 7.6%, increase from $131.1 million at December 31, 1997. This increase primarily resulted from the retention of $7.6 million in earnings after the payment of dividends, an increase of $1.8 million in common stock outstanding and a $563,000 decrease in net unrealized losses on securities available for sale.

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

As of June 30, 1998, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                            June 30,        December 31,
                                                              1998              1997
                                                            --------        ------------
Total capital to risk-weighted assets (1).................    10.20%            10.35%
Tier 1 capital to risk-weighted assets (1)................     9.47              9.75
Tier 1 capital to average assets (1)......................     6.52              6.58

(1) As defined by the regulations.

As of June 30, 1998, the Company's Total risk-based capital was $137.1 million and Tier 1 risk-based capital was $127.3 million, an excess of $2.7 million and $29.6 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.


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

Static Gap Analysis: This measurement provides a general indication of the sensitivity of net interest income to interest rate changes. If the gap is positive, meaning more assets than liabilities reprice or mature in a given period, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. If the gap is negative, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 1998, the Company's cumulative one-year gap was a positive 4.94% of total earning assets.

Earnings Simulation Modeling: This measurement is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits the evaluation of the effects of various immediate parallel shifts of the U.S. Treasury yield curve, upward and downward, on the amount of net interest income expected in a stable interest rate environment (i.e., base net interest income). As of June 30, 1998, the earnings simulation model projects net interest income would increase by 8.0% if market interest rates rose by 200 basis points and decrease by 10.6% assuming market interest rates fell by 200 basis points. These results are well within the Company's policy limits.

Impact of Year 2000
-------------------
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. Management of the Company has developed and maintains a Year 2000 Compliance Plan that is reviewed quarterly by the Company's Board of Directors. This Plan contains requirements for assessing the impact of the Year 2000 on critical computer systems and applications and for modifying, replacing and testing certain hardware and software maintained by the Company so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

Management believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. The Company is also evaluating its significant suppliers and loan customers, as well as other financial institutions, to determine the extent to which the Company is at risk if those third parties' fail to remediate their own
Year 2000 issues. There is no guarantee that the systems of those third parties will be Year 2000 compliant. Failure of those third parties to remediate could have an adverse effect on the Company's operations.

The Company has completed both the awareness and assessment phases of the Year 2000 Compliance Plan. As a part of the assessment phase, certain ancillary applications have been identified which will not be Year 2000 compliant and must be replaced. These systems are off-the-shelf products which will be purchased and implemented within the next six months. The assessment of hardware compliance has found all major systems compliant with only minimal personal computer equipment not compliant. This personal computer equipment will be replaced during the normal course of business.

The Company is expected to complete the validation/testing phase by March 31, 1999 and is expected to complete the Year 2000 project no later than June 30, 1999. The total Year 2000 project cost for the Company is estimated at $1.5 million and is not expected to have a material effect on the Company's results.

The Company is in the process of developing a contingency plan that will outline how it will continue to conduct its business in the event that one or more of its systems is not made Year 2000 compliant, including dates when contingency plans must be put into action. As a major component of its contingency plan, the Company will use the separate data processing platforms of its subsidiaries to perform common transaction processes.

Accounting Developments
-----------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement's new "management approach" to segment reporting requires disclosure of financial and descriptive information about an enterprise's operating segments in both annual and interim financial reports issued to shareholders. An operating segment is defined as a revenue-producing component of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Statement is effective beginning January 1, 1998, however, it is not required to be applied to interim reporting in the initial year of application. The Company is currently evaluating the impact of the Statement's provisions relating to financial and descriptive information on current disclosures in the Company's annual and interim financial reports. The composition of the Company's segments is not expected to change as a result of adopting the Statement.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. The impact of this Statement on the Company's financial statements has not yet been determined.

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

Item 2.    Changes in Securities
           ---------------------
           On May 22, 1998, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on July 3, 1998 to shareholders of record June 5, 1998.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibits
               (27)   Financial Data Schedule

           (b) Reports on Form 8-K
               There were no reports on Form 8-K filed during the second quarter of 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REPUBLIC BANCORP INC.
                                   (Registrant)


Date:  August 14, 1998             BY:   /s/ Thomas F. Menacher
                                         ----------------------
                                        Thomas F. Menacher
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                EXHIBIT INDEX


                                                               Sequential
   Exhibit Number              Exhibit                        Page Number
   --------------              -------                        -----------

         27           Financial Data Schedule                     24