Form 10-Q
period 1998-09-30
REPUBLIC BANCORP INC
filed 1998-11-17
CIK 813808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998       Commission File Number 0-15734


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

                          YES ____ X ____ NO _______


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 1998:

Common Stock, $5 Par Value ............................     23,697,383 Shares


                                    INDEX

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 1998
               and December 31, 1997 ........................................        3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 1998 and 1997......................        4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1998 and 1997......................        5

               Notes to Consolidated Financial Statements....................    6 - 7

      Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.................   8 - 21


PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................       22

      Item 2.  Changes in Securities.........................................       22

      Item 6.  Exhibits and Reports on Form 8-K..............................       22

SIGNATURE ...................................................................       23

EXHIBITS.....................................................................  24 - 25


PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                            September 30,   December 31,
(Dollars in thousands)                                          1998           1997
----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...............................   $    30,159    $    29,668
Mortgage loans held for sale ............................       694,862        513,533
Securities available for sale (amortized cost of
   $23,182 and $102,336, respectively) ..................        22,889        101,108
Loans ...................................................     1,156,485      1,095,744
   Less allowance for loan losses .......................       (10,130)        (7,334)
                                                            -----------    -----------
Net loans ...............................................     1,146,355      1,088,410
                                                            -----------    -----------
Premises and equipment, net of depreciation .............        16,023         12,505
Mortgage servicing rights ...............................        68,454         58,413
Federal Home Loan Bank stock ............................        25,190         18,773
Other assets ............................................        67,518         50,483
                                                            -----------    -----------
     Total assets .......................................   $ 2,071,450    $ 1,872,893
                                                            ===========    ===========

LIABILITIES
Noninterest-bearing deposits ............................   $   127,070    $    96,644
Interest-bearing deposits ...............................     1,290,967      1,080,649
                                                            -----------    -----------
     Total deposits .....................................     1,418,037      1,177,293
Federal funds purchased, securities sold under agreements
       to repurchase and other short-term borrowings ....        36,546         58,274
Short-term FHLB advances ................................        45,000        156,000
Long-term FHLB advances .................................       253,568        210,632
Accrued expenses and other liabilities ..................       123,219         91,142
Long-term debt ..........................................        47,500         47,500
                                                            -----------    -----------
     Total liabilities ..................................     1,923,870      1,740,841

Minority interest .......................................         1,061            964
                                                            -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ..........................            --             --
Common stock, $5 par value, 30,000,000 shares
   authorized; 23,717,853 and 23,347,802 shares
   issued and outstanding, respectively .................       118,589        116,739
Capital surplus .........................................        28,106         13,873
Retained earnings .......................................            14          1,274
Net unrealized losses on securities available for sale ..          (190)          (798)
                                                            -----------    -----------
     Total shareholders' equity .........................       146,519        131,088
                                                            -----------    -----------
     Total liabilities and shareholders' equity .........   $ 2,071,450    $ 1,872,893
                                                            ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
(In thousands, except per share data)                    1998         1997        1998        1997
-----------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees .............................   $  35,930    $  28,396   $ 103,526    $  74,315
Investment securities .............................         938        3,293       3,694       10,611
                                                      ---------    ---------   ---------    ---------
       Total interest income ......................      36,868       31,689     107,220       84,926
                                                      ---------    ---------   ---------    ---------

Interest Expense:
Demand deposits ...................................         167          252         447          853
Savings and time deposits .........................      15,386       12,457      43,516       34,523
Short-term borrowings .............................         472        1,975       1,964        5,034
FHLB advances .....................................       5,112        3,833      15,797        8,425
Long-term debt ....................................         859          858       2,576        2,604
                                                      ---------    ---------   ---------    ---------
       Total interest expense .....................      21,996       19,375      64,300       51,439
                                                      ---------    ---------   ---------    ---------
Net interest income ...............................      14,872       12,314      42,920       33,487
Provision for loan losses .........................         750          136       3,475        2,621
                                                      ---------    ---------   ---------    ---------
Net interest income after provision for loan losses      14,122       12,178      39,445       30,866
                                                      ---------    ---------   ---------    ---------

Noninterest Income:
Service charges ...................................         371          376       1,094        1,087
Mortgage banking ..................................      35,584       26,041      95,755       66,232
Gains (losses) on sale of securities ..............         (77)         136        (221)        (509)
Gains on sale of SBA loans ........................         759          231       1,855          706
Gain on sale of bank branches and deposits ........          --           --          --        4,442
Other noninterest income ..........................         380          604       1,059        1,871
                                                      ---------    ---------   ---------    ---------
       Total noninterest income ...................      37,017       27,388      99,542       73,829
                                                      ---------    ---------   ---------    ---------

Noninterest Expense:
Salaries and employee benefits ....................      14,114       12,243      36,828       33,800
Mortgage loan commissions and incentives ..........      14,950        8,619      39,249       20,743
Occupancy expense of premises .....................       2,104        1,735       5,901        5,273
Equipment expense .................................       1,246        1,150       3,826        3,348
Other noninterest expense .........................       8,909        7,470      25,831       20,139
                                                      ---------    ---------   ---------    ---------
       Total noninterest expense ..................      41,323       31,217     111,635       83,303
                                                      ---------    ---------   ---------    ---------
Income before income taxes ........................       9,816        8,349      27,352       21,392
Provision for income taxes ........................       3,550        2,974       9,777        7,349
                                                      ---------    ---------   ---------    ---------
Net Income ........................................   $   6,266    $   5,375   $  17,575    $  14,043
                                                      =========    =========   =========    =========


Basic earnings per share ..........................   $     .26    $     .23   $     .75    $     .60
                                                      =========    =========   =========    =========

Diluted earnings per share ........................   $     .26    $     .23   $     .74    $     .59
                                                      =========    =========   =========    =========

Average common shares outstanding - diluted .......      23,962       23,721      23,868       23,830
                                                      =========    =========   =========    =========

Cash dividends declared per common share ..........   $     .08    $     .07   $     .24    $     .22
                                                      =========    =========   =========    =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30  (In thousands)                           1998           1997
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income .......................................................   $    17,575    $    14,043
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................         4,016          3,622
     Amortization of mortgage servicing rights ...................        10,635          4,695
     Net losses on sales of securities available for sale ........           221            509
     Net gains on sales of mortgage servicing rights .............       (25,359)       (22,504)
     Net gains on sale of loans ..................................        (3,750)        (3,333)
     Origination of mortgage loans held for sale .................    (4,163,363)    (2,513,016)
     Proceeds from sales of mortgage loans held for sale .........     3,982,033      2,377,049
     Net (increase) decrease in other assets .....................       (24,399)        10,130
     Net increase in other liabilities ...........................        33,138         27,201
     Other, net ..................................................        (3,701)          (137)
                                                                     -----------    -----------
       Total adjustments .........................................      (190,529)      (115,784)
                                                                     -----------    -----------
       Net cash used in operating activities .....................      (172,954)      (101,741)
                                                                     -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale .............        58,033        129,090
Proceeds from maturities/payments of securities available for sale        20,043         27,527
Purchases of securities available for sale and FHLB stock ........        (6,148)      (110,358)
Proceeds from sale of loans ......................................       177,450        156,091
Net increase in loans made to customers ..........................      (233,853)      (382,625)
Proceeds from sale of fixed assets ...............................           208          4,156
Proceeds from sale of mortgage servicing rights ..................        36,484         19,491
Additions to mortgage servicing rights ...........................       (27,205)       (19,881)
                                                                     -----------    -----------
           Net cash provided by (used in) investing activities ...        25,012       (176,509)
                                                                     -----------    -----------
Cash Flows From Financing Activities:
Net increase in deposits .........................................       240,744        175,469
Sale of bank branch deposits .....................................            --        (52,136)
Net decrease in short-term borrowings ............................       (21,729)       (31,545)
Net (decrease) increase in short-term FHLB advances ..............      (111,000)       112,000
Net increase in long-term FHLB advances ..........................        69,936        116,432
Payments on long-term FHLB advances ..............................       (27,000)       (36,000)
Payments on long-term debt .......................................            --         (1,689)
Net proceeds from issuance of common shares ......................         3,814          1,546
Repurchase of common shares ......................................          (675)        (6,827)
Dividends paid ...................................................        (5,657)        (5,113)
                                                                     -----------    -----------
           Net cash provided by financing activities .............       148,433        272,137
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents .............           491         (6,113)
Cash and cash equivalents at beginning of period .................        29,668         40,114
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $    30,159    $    34,001
                                                                     ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and statement of cash flows required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                      1998      1997
                                    ----      ----
Cash paid during the period for:
     Interest ..................   $62,892   $49,972
     Income taxes ..............   $ 6,918   $ 4,806

Non-cash investing activities:
     Loan charge-offs ..........   $   809   $   191

Note4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

-----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
(Dollars in thousands, except per share data)            1998           1997         1998          1997
-----------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ...................................   $     6,266   $     5,375   $    17,575   $    14,043

Denominator:
     Denominator for basic earnings per share-
        weighted-average shares ...................    23,695,823    23,253,476    23,533,819    23,356,727

     Effect of dilutive securities:
        Employee stock options ....................       180,861       246,639       220,407       265,037
        Warrants ..................................        85,422       220,552       113,598       208,167
                                                      -----------   -----------   -----------   -----------
          Dilutive potential common shares ........       266,283       467,191       334,005       473,204
                                                      -----------   -----------   -----------   -----------

     Denominator for diluted earnings per share-
        adjusted weighted-average shares for
        assumed conversions .......................    23,962,106    23,720,667    23,867,824    23,829,931
                                                      ===========   ===========   ===========   ===========

Basic earnings per share ..........................   $       .26   $       .23   $       .75   $       .60
                                                      ===========   ===========   ===========   ===========

Diluted earnings per share ........................   $       .26   $       .23   $       .74   $       .59
                                                      ===========   ===========   ===========   ===========


Note 5 - Comprehensive Income

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

For the third quarter of 1998 and 1997, total comprehensive income amounted to $6.3 million and $5.6 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $18.2 million and $15.1 million, respectively.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


EARNINGS PERFORMANCE

The Company reported net income of $6.3 million for the quarter ended September 30, 1998, an increase of 17% over the $5.4 million reported in the third quarter of 1997. Fully diluted earnings per share for the third quarter of 1998 were $0.26, up 15% from $0.23 for the same period last year. Return on average shareholders' equity was 17.40% and return on average assets was 1.27% for the quarter, compared to 17.23% and 1.26%, respectively, in 1997.

For the nine months ended September 30, 1998, the Company earned $17.6 million, an increase of 25% over the $14.0 million reported for the corresponding period in 1997. Fully diluted earnings per share were $.74, up 25% from $.59 for the first nine months of 1997. Return on average shareholders' equity was 16.89% and return on average assets was 1.20% for the first nine months of 1998, compared to 15.31% and 1.20%, respectively, in 1997.


RESULTS OF OPERATIONS

Mortgage Banking

The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.5 billion in single-family residential mortgage loans in the third quarter of 1998, a 37% increase from $1.1 billion closed in the same period a year ago. For the nine months ended September 30, 1998, mortgage loan closings were $4.3 billion, compared to $2.8 billion for the comparable period in 1997. Retail mortgage loan volumes during the first nine months of 1998 were favorably impacted by relatively low mortgage interest rates which has resulted in a higher level of refinance activity. Refinancings for the third quarter of 1998 represented 33% of total closings compared to 27% in the third quarter of 1997. During the nine months ended September 30, 1998, refinancings represented 39% of total closings compared to 23% for the same period of 1997.

The following table summarizes the Company's income from mortgage banking activities:

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
(In thousands)                               1998      1997      1998      1997
---------------------------------------------------------------------------------
Mortgage loan production income (1) .....   $34,602   $23,948   $94,134   $59,489
Net mortgage loan servicing income(2) ...       364     1,580     1,003     5,126
Gains on bulk sales of mortgage servicing       618       513       618     1,617
                                            -------   -------   -------   -------
      Total mortgage banking income .....   $35,584   $26,041   $95,755   $66,232
                                            =======   =======   =======   =======

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended September 30, 1998, mortgage banking income increased $9.6 million, or 37%, to $35.6 million from $26.0 million a year earlier, as relatively low mortgage interest rates contributed to the growth in mortgage loan production income that was more than offset by a decline in mortgage servicing revenue. Mortgage loan production income grew primarily as a result of significant increases in origination fee income and gains on the sale of mortgages. The Company sold $1.5 billion of single-family residential mortgage loans in the third quarter of 1998, which included $36.7 million of residential portfolio loans. In the third quarter of 1997, the Company sold $981 million of residential mortgage loans, which included $144.3 million of residential protfolio loans.

For the nine months ended September 30, 1998, mortgage banking income increased $29.5 million, or 45%, compared to the same period a year ago, reflecting increased origination fee income and gains on the sale of mortgages. This increase in mortgage banking income was a result of the record level of production volumes in 1998. Mortgage loan sales totaled $4.1 billion for the first nine months of 1998, compared to $2.5 billion in 1997.

The Company serviced $3.3 billion, or 40,000 loans, for the benefit of others at September 30, 1998, compared to $3.1 billion at December 31, 1997 and $3.0 billion at September 30, 1997. Changes in the size of the Company's servicing portfolio over the past year reflects the net result of additions from loan production and reductions from prepayments, partial prepayments and scheduled amortization of mortgage loans. Net mortgage loan servicing income declined 77% for the third quarter of 1998 reflecting $3.8 million in mortgage servicing rights amortization and changes for impairment of mortgage servicing rights compared to $1.6 million in 1997. For the nine months ended September 30, 1998, net mortgage servicing income declined 80% reflecting $10.6 million in mortgage servicing amortization and changes for impairment of mortgage servicing rights compared to $4.6 million for the nine months ended September 30, 1997. These increases in amortization reflect an increase in the level of prepayments associated with the mortgage servicing portfolio. Significant changes in the interest rates directly impact the amount of revenue generated by the servicing portfolio.

The Company periodically sells, in bulk form, mortgage servicing rights that were previously retained. For the quarter and nine months ended September 30, 1998, mortgage servicing rights for loans with a principal balance of $243 million were sold, resulting in a net gain of $618,000. For the quarter ended September 30, 1997, mortgage servicing rights for loans with a principal balance of $98 million were sold, resulting in a net gain of $513,000. During the first nine months of 1997, mortgage servicing rights for loans with a principal balance of $345 million were sold in bulk form, resulting in a net gain of $1.6 million.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income

The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three months and nine months ended September 30, 1998 and 1997.

Net interest income, on a fully taxable equivalent (FTE) basis, was $14.9 million for the third quarter of 1998, an increase of $2.6 million, or 21%, over the third quarter of 1997. The increase was primarily the result of a $258 million, or 76%, increase in average mortgage loans held for sale and a $139 million, or 51%, increase in average commercial loans during the third quarter of 1998 compared to 1997. Funding the growth in mortgage loans held for sale and commercial loans was a reduction in the average balance of investment securities and increases in average deposits. Net interest income growth was partially offset by the interest expense associated with a $284 million, or 29%, increase in average interest-bearing deposits.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                          Three Months Ended                      Three Months Ended
                                                          September 30, 1998                      September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                     Average                  Average      Average                   Average
(Dollar amounts in thousands)                        Balance       Interest     Rate       Balance       Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ........................   $    10,490    $       135    5.11%   $     2,441    $        36     5.85%
Mortgage loans held for sale ..................       595,017         10,933    7.29        337,191          6,532     7.75
Investment securities and FHLB stock ..........        48,870            821    6.72        200,673          3,297     6.57
Portfolio loans(1):
   Commercial loans ...........................       407,987          9,407    9.15        269,424          6,490     9.56
   Real estate mortgage loans .................       663,233         12,851    7.75        674,347         12,911     7.66
   Installment loans ..........................       106,444          2,739   10.21         95,856          2,463    10.19
                                                  -----------    -----------   -----    -----------    -----------    -----
     Total loans, net of unearned income ......     1,177,664         24,997    8.46      1,039,627         21,864     8.38
                                                  -----------    -----------   -----    -----------    -----------    -----
     Total interest-earning assets ............     1,832,041         36,886    8.01      1,579,932         31,729     8.01
Allowance for loan losses .....................       (10,041)                               (7,183)
Cash and due from banks .......................        25,939                                25,308
Other assets ..................................       131,885                               107,286
                                                  -----------                           -----------
     Total assets .............................   $ 1,979,824                           $ 1,705,343
                                                  ===========                           ===========
Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits ..............   $    23,917            167    2.77    $    46,226            251     2.15
Savings deposits ..............................       450,725          4,070    3.58        277,679          3,120     4.46
Time deposits .................................       771,658         11,316    5.82        638,562          9,337     5.80
                                                  -----------    -----------   -----    -----------    -----------    -----
     Total interest-bearing deposits ..........     1,246,300         15,553    4.95        962,467         12,708     5.24
Short-term borrowings .........................        32,776            472    5.71        135,961          1,975     5.76
FHLB advances .................................       352,142          5,112    5.76        259,678          3,834     5.86
Long-term debt ................................        47,500            859    7.23         47,500            858     7.23
                                                  -----------    -----------   -----    -----------    -----------    -----
     Total interest-bearing liabilities .......     1,678,718         21,996    5.20      1,405,606         19,375     5.47
                                                                 -----------   -----                   -----------    -----
Noninterest-bearing deposits ..................        97,150                               123,720
Other liabilities .............................        59,880                                51,269
                                                  -----------                           -----------
     Total liabilities ........................     1,835,748                             1,580,595
Shareholders' equity ..........................       144,076                               124,748
                                                  -----------                           -----------
     Total liabilities and shareholders' equity   $ 1,979,824                           $ 1,705,343
                                                  ===========                           ===========
Net interest income/Rate spread (FTE) .........                  $    14,890    2.81%                  $    12,354     2.54%
                                                                 ===========   =====                   ===========    =====
Net interest margin (FTE) .....................                                 3.25%                                  3.15%
                                                                               =====                                  =====

Increase (decrease) due to change in:     Volume(2)    Rate(2)  Net Change
--------------------------------------------------------------------------
Short-term investments .................   $   105    $    (6)   $    99
Mortgage loans held for sale ...........     4,804       (403)     4,401
Investment securities and FHLB stock ...    (2,549)        73     (2,476)
  Portfolio loans(1):
   Commercial loans ....................     3,202       (285)     2,917
   Real estate mortgage loans ..........      (212)       152        (60)
   Installment loans ...................       271          5        276
                                           -------    -------    -------
     Total loans, net of unearned income     3,261       (128)     3,133
                                           -------    -------    -------
     Total interest income .............     5,621       (464)     5,157

Interest-bearing demand deposits .......      (143)        59        (84)
Savings deposits .......................     1,650       (700)       950
Time deposits ..........................     1,947         32      1,979
                                           -------    -------    -------
     Total interest-bearing deposits ...     3,454       (609)     2,845
Short-term borrowings ..................    (1,486)       (17)    (1,503)
FHLB advances ..........................     1,344        (66)     1,278
Long-term debt .........................         1         --          1
                                           -------    -------    -------
     Total interest expense ............     3,313       (692)     2,621
                                           -------    -------    -------
     Net interest income ...............   $ 2,308    $   228    $ 2,536
                                           =======    =======    =======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

                                     10


Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                                Nine Months Ended                       Nine Months Ended
                                                                September 30, 1998                      September 30, 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                       Average                    Average      Average                  Average
(Dollar amounts in thousands)                          Balance      Interest       Rate        Balance      Interest     Rate
-------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................ $       6,542    $     276      5.64%    $       6,824   $     220     4.31%
Mortgage loans held for sale......................       548,327       30,239      7.37           278,917      16,279     7.78
Investment securities and FHLB stock..............        72,357        3,472      6.40           220,671      10,705     6.47
Portfolio loans(1):
   Commercial loans...............................       376,002       26,032      9.26           232,890      16,789     9.64
   Real estate mortgage loans.....................       691,906       39,303      7.57           604,912      34,457     7.59
   Installment loans..............................       104,074        7,953     10.22            89,886       6,790    10.10
                                                   -------------   ----------     -----     -------------   ---------    -----
     Total loans, net of unearned income..........     1,171,982       73,288      8.35           927,688      58,036     8.35
                                                   -------------   ----------     -----     -------------   ---------    -----
     Total interest-earning assets................     1,799,208      107,275      7.96         1,434,100      85,240     7.93
Allowance for loan losses.........................        (8,864)                                  (5,935)
Cash and due from banks...........................        23,464                                   22,736
Other assets......................................       134,544                                  104,558
                                                   -------------                            -------------
     Total assets................................. $   1,948,352                            $   1,555,459
                                                   =============                            =============
Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits.................. $      24,315          447      2.46     $      52,238         853     2.18
Savings deposits .................................       429,993       11,419      3.55           269,622       8,948     4.44
Time deposits.....................................       734,718       32,097      5.84           597,396      25,575     5.72
                                                   -------------    ---------     -----     -------------   ---------    -----
     Total interest-bearing deposits..............     1,189,026       43,963      4.94           919,256      35,376     5.15
Short-term borrowings.............................        45,514        1,964      5.77           116,365       5,034     5.78
FHLB advances....................................        369,226       15,797      5.72           192,315       8,425     5.86
Long-term debt....................................        47,500        2,576      7.23            48,097       2,604     7.22
                                                   -------------    ---------     -----     -------------   ---------    -----
     Total interest-bearing liabilities...........     1,651,266       64,300      5.21         1,276,033      51,439     5.39
                                                                    ---------     -----                     ---------    -----
Noninterest-bearing deposits......................        92,380                                  118,245
Other liabilities.................................        65,974                                   38,867
                                                   -------------                            -------------
     Total liabilities............................     1,809,620                                1,433,145
Shareholders' equity..............................       138,732                                  122,314
                                                   -------------                            -------------
     Total liabilities and shareholders' equity... $   1,948,352                            $   1,555,459
                                                   =============                            =============
Net interest income/Rate spread (FTE).............                  $  42,975      2.76%                    $  33,801     2.54%
                                                                    =========     =====                     =========    =====
Net interest margin...............................                                 3.19%                                  3.14%
                                                                                  =====                                  =====

Increase (decrease) due to change in:       Volume(2)    Rate(2)  Net Inc(Dec)
------------------------------------------------------------------------------
Short-term investments ..................   $     (9)   $     65    $     56
Mortgage loans held for sale ............     14,865        (905)     13,960
Investment securities and FHLB stock ....     (7,118)       (115)     (7,233)
Portfolio loans(1):
   Commercial loans .....................      9,934        (691)      9,243
   Real estate mortgage loans ...........      4,937         (91)      4,846
   Installment loans ....................      1,082          81       1,163
                                            --------    --------    --------
     Total loans, net of unearned income      15,953        (701)     15,252
                                            --------    --------    --------
     Total interest income ..............     23,691      (1,656)     22,035
Interest-bearing demand deposits ........       (505)         99        (406)
Savings deposits ........................      1,373       1,098       2,471
Time deposits ...........................      5,976         546       6,522
                                            --------    --------    --------
     Total interest-bearing deposits ....      6,844       1,743       8,587
Short-term borrowings ...................     (3,061)         (9)     (3,070)
FHLB advances ...........................      7,579        (207)      7,372
Long-term debt ..........................        (32)          4         (28)
                                            --------    --------    --------
     Total interest expense .............     11,330       1,531      12,861
                                            --------    --------    --------
     Net interest income ................   $ 12,361    $ (3,187)   $  9,174
                                            ========    ========    ========

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

                                     11

The net interest margin (FTE) was 3.25% for the quarter ended September 30, 1998, an increase of 10 basis points from 3.15% a year ago. The increase in the margin was primarily a result of a reduction in the Company's cost of funds.

For the nine months ended September 30, 1998, net interest income (FTE) was $43.0 million, an increase of $9.2 million, or 27%, over the first nine months of 1997. The increase in net interest income was due to the continued growth in earning assets and the improved mix of earning assets as lower-yielding investment securities have been sold and reinvested in higher yielding commercial loans and mortgage loans held for sale.

The net interest margin (FTE) for the nine months ended September 30, 1998, rose 5 basis points to 3.19% from 3.14% for the comparable period in 1997, primarily due to a favorable shift in the mix of earning assets toward higher-yielding loan products and a reduction in the Company's cost of funds.

Noninterest Expense

For the quarter ended September 30, 1998, total noninterest expense increased $10.1 million, or 32%, to $41.3 million from $31.2 million a year earlier. On a year-to-date basis, total noninterest expense was $111.6 million, up $28.3 million, or 34%, over the first nine months of 1997. The rise in noninterest expense primarily reflects an increase in commissions expense accompanying the higher level of retail mortgage loans closed during 1998 compared to the first nine months of 1997. The opening of 12 additional retail bank and loan production offices, including the acquisition of Exchange Mortgage, during the past twelve months also contributed to the increase in noninterest expense.


BALANCE SHEET ANALYSIS

ASSETS

At September 30, 1998, the Company had $2.1 billion in total assets, an increase of $198.6 million, or 11%, from $1.9 billion at December 31, 1997. Asset growth primarily resulted from increases in portfolio loans and mortgage loans held for sale.

Securities

Investment securities available for sale declined $78.2 million, or 77%, to $22.9 million, representing 1% of total assets at September 30, 1998. At December 31, 1997, the investment securities portfolio totaled $101.1 million, or 5.4% of total assets. This decrease resulted from sales and maturities of securities during the first nine months of 1998, primarily to fund growth in mortgage loans held for sale. During the third quarter of 1998, the Company sold $916,000 of investment securities. Gross realized losses on sales of available-for-sale securities were $77,000 for the quarter ended September 30, 1998. For the first nine months of 1998, gross realized gains and losses totaled $390,000 and $611,000, respectively.

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

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at September 30, 1998:

                                                   Available-for-Sale Securities
                                            ---------------------------------------------
                                                           Gross      Gross     Estimated
                                            Amortized   Unrealized  Unrealized    Fair
(In thousands)                                 Cost        Gains      Losses     Value
-----------------------------------------------------------------------------------------
Debt Securities:
   U.S. Government agency securities ...     $ 6,642     $    --     $    11     $ 6,631
   Collateralized mortgage obligations .       1,745          31           9       1,767
   Mortgage-backed securities ..........       6,511           1          43       6,469
   Municipal and other securities ......       3,010         182          --       3,192
                                             -------     -------     -------     -------
     Total Debt Securities .............      17,908         214          63      18,059
Equity securities ......................       5,274          --         444       4,830
                                             -------     -------     -------     -------
     Total Securities Available for Sale     $23,182     $   214     $   507     $22,889
                                             =======     =======     =======     =======

Certain securities having a carrying value of approximately $11.0 million and $30.9 million at September 30, 1998 and December 31, 1997, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $694.9 million at September 30, 1998, an increase of $181.3 million, or 35%, from $513.5 million at December 31, 1997. This growth was caused by the $371 million increase in residential mortgage loan closings during the third quarter of 1998 over the fourth quarter of 1997. A portion of such closings are included in mortgage loans held for sale at September 30, 1998.

Portfolio Loans

Total portfolio loans were $1.16 billion at September 30, 1998, an increase of $60.7 million, or 5.5%, from $1.10 billion at December 31, 1997. This increase primarily resulted from the net increase in the commercial loan portfolio, which was partially offset by a decline in residential real estate mortgage loans. The residential mortgage portfolio loan balance decreased $39.7 million, or 6%, since year-end 1997 to $629.5 million at September 30, 1998. The installment portfolio loan balance, which is predominantly comprised of home equity loans grew 8% since year-end 1997 to $112.5 million at September 30, 1998.

The commercial portfolio loan balance increased $92.0 million during the first nine months of 1998, for an annualized growth rate of 38%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the third quarter of 1998, the Company closed $11.4 million in Small Business Administration (SBA) loans, a 32% increase from the $8.7 million closed in the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, SBA loan closings were $26.1 million and $18.9 million, respectively. The Company sold $24.6 million and $8.5 million, of the guaranteed portion of SBA loans in the first nine months of 1998 and 1997, respectively, resulting in corresponding gains of $1,855,000 and $706,000. The Company sold $9.6 million and $2.5 million, of the guaranteed portion of SBA loans in the third quarters of 1998 and 1997, respectively, resulting in corresponding gains of $759,000 and $231,000.

The following table provides further information regarding the Company's loan portfolio:

                                         September 30, 1998         December 31, 1997
                                       ---------------------     ---------------------
(Dollars in thousands)                   Amount      Percent       Amount      Percent
--------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial .....     $   38,668       3.3%     $   41,095       3.7%
   Real estate construction ......         66,495       5.8          48,346       4.4
   Commercial real estate mortgage        309,323      26.7         233,078      21.3
                                       ----------     -----      ----------     -----
        Total commercial loans ...        414,486      35.8         322,519      29.4
Residential real estate mortgages         629,460      54.5         669,203      61.1
Installment loans ................        112,539       9.7         104,022       9.5
                                       ----------     -----      ----------     -----
       Total portfolio loans .....     $1,156,485     100.0%     $1,095,744     100.0%
                                       ==========     =====      ==========     =====

Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction, residential real estate mortgage loans, commercial real estate construction, commercial real estate mortgage loans, and home equity loans). As of September 30, 1998, such loans comprised approximately 94.5% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                            September 30,  December 31,
(Dollars in thousands)                                          1998           1997
---------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ...........................................     $ 1,675      $ 1,457
     Residential real estate mortgages ....................      10,952        9,217
     Installment ..........................................         427          307
                                                                -------      -------
       Total non-accrual loans ............................      13,054       10,981
   Restructured loans .....................................          --           --
                                                                -------      -------
     Total non-performing loans ...........................      13,054       10,981
   Other real estate owned ................................       4,590        1,671
                                                                -------      -------
       Total non-performing assets ........................     $17,644      $12,652
                                                                =======      =======

Non-performing assets as a percentage of:
     Portfolio loans and OREO .............................        1.52%        1.15%
     Portfolio loans, mortgage loans held for
          sale and OREO ...................................         .95%         .79%
     Total assets .........................................         .85%         .68%

Loans past due 90 days or more and still accruing interest:
   Commercial .............................................     $   200      $    --
   Residential real estate ................................         500          228
   Installment ............................................           5            6
                                                                -------      -------
       Total loans past due 90 days or more ...............     $   705      $   234
                                                                =======      =======

At September 30, 1998, approximately $8.5 million, or .73% of total portfolio loans were 30-89 days delinquent, compared to $8.2 million, or .75%, at December 31, 1997.

Non-performing assets rose $5.0 million since year-end 1997. The increases in non-accrual residential real estate mortgage loans and other residential real estate owned account for $4.4 million, or 89%, of the overall increase in non-performing assets. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

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

The following table provides an analysis of the allowance for loan losses:

                                                                         Nine Months Ended
                                                                            September 30,
(Dollars in thousands)                                                  1998           1997
----------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 .............................................     $  7,334       $  4,709
   Loans charged off .............................................         (809)          (191)
   Recoveries of loans previously charged off ....................          130            128
                                                                       --------       --------
     Net charge-offs .............................................         (679)           (63)
   Provision charged to expense ..................................        3,475          2,621
                                                                       --------       --------
Balance at September 30 ..........................................     $ 10,130       $  7,267
                                                                       ========       ========

Annualized net charge-offs as a percentage of average portfolio
     loans (including loans held for sale) .......................          .05%           .01%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end ...................................          .88            .72
Allowance for loan losses as a percentage of non-performing
     loans .......................................................        77.60          79.86

Off-Balance Sheet Instruments

Unused commitments to extend credit totaled $948.7 million for residential real estate loans and $90.8 million for commercial real estate loans at September 30, 1998.

At September 30, 1998, the Company had outstanding $419.6 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $51.3 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At September 30, 1998, the Company had outstanding mandatory forward commitments to sell $937.7 million of residential mortgage loans, of which $642.5 million covered mortgage loans held for sale and $295.2 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 1998 without producing any material gains or losses. At September 30, 1998, the mortgage loans held for sale balance included $52.4 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $46.3 million, or 88%, of these loans were loans that had been committed for bulk sale to third parties prior to September 30, 1998 or were floating rate residential loans.

LIABILITIES.

Total liabilities were $1.92 billion at September 30, 1998, an increase of $183.0 million, or 11%, from $1.74 billion at December 31, 1997. This increase was primarily due to increases in deposits, FHLB advances and other liabilities.

Deposits

Total deposits grew $240.7 million, or 20%, to $1.42 billion at September 30, 1998 from $1.18 billion at December 31, 1997. This increase reflects positive consumer response to special promotions for the Company's Diamond Savings account product as well as growth in retail and municipal certificates of deposit.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 1998 and the year ended December 31, 1997, were as follows:


                                              September 30, 1998                  December 31, 1997
                                     ----------------------------------   ---------------------------------
                                                              Average                            Average
                                      Ending      Average   Rate During   Ending      Average   Rate During
(Dollars in thousands)                Balance     Balance     Period      Balance     Balance     Period
-----------------------------------------------------------------------------------------------------------
Federal funds purchased ........     $ 34,500     $ 35,148     5.85%     $ 32,000     $ 38,091     5.75%
Securities sold under agreements
   to repurchase ...............           --        7,199     5.78        20,770       62,163     5.67
Other short-term borrowings ....        2,046        3,167     5.18         5,504        7,017     6.64
                                     --------     --------     ----      --------     --------     ----
   Total short-term borrowings .     $ 36,546     $ 45,514     5.77%     $ 58,274     $107,271     5.76%
                                     ========     ========     ====      ========     ========     ====

At September 30, 1998 and December 31, 1997, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at September 30, 1998 and December 31, 1997, were as follows:

                              September 30, 1998       December 31, 1997
                            ---------------------   ----------------------
                                         Average                 Average
                              Ending     Rate At      Ending     Rate At
(Dollars in thousands)        Balance  Period-End     Balance   Period-End
--------------------------------------------------------------------------
Short-term  FHLB advances     $ 45,000     5.67%     $156,000     5.93%
Long-term FHLB advances .      253,568     5.66       210,632     5.75
                              --------     ----      --------     ----
     Total ..............     $298,568     5.66%     $366,632     5.83%
                              ========     ====      ========     ====

The long-term FHLB advances have original maturities ranging from November 1998 to July 2008.

Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

                                   September 30,  December 31,
(Dollars in thousands)                 1998          1997
-------------------------------------------------------------
7.17% Senior Debentures due 2001      $25,000      $25,000
6.75% Senior Debentures due 2001        9,000        9,000
6.95% Senior Debentures due 2003       13,500       13,500
                                      -------      -------
       Total long-term debt ....      $47,500      $47,500
                                      =======      =======


CAPITAL

Shareholders' equity was $146.5 million at September 30, 1998, a $15.4 million, or 11.8%, increase from $131.1 million at December 31, 1997. This increase primarily resulted from the retention of $11.9 million in earnings after the payment of dividends, an increase of $3.8 million in common stock outstanding and a $608,000 decrease in net unrealized losses on securities available for sale.

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

As of September 30, 1998, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                     September 30,  December 31,
                                                          1998          1997
                                                     -------------  ------------
Total capital to risk-weighted assets (1) ......         10.47%        10.35%
Tier 1 capital to risk-weighted assets (1) .....          9.73          9.75
Tier 1 capital to average assets (1) ...........          6.76          6.58

(1)  As defined by the regulations.

As of September 30, 1998, the Company's Total risk-based capital was $143.0 million and Tier 1 risk-based capital was $132.9 million, an excess of $6.7 million and $33.9 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and Republic Savings Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.


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

Static Gap Analysis: This measurement provides a general indication of the sensitivity of net interest income to interest rate changes. If the gap is positive, meaning more assets than liabilities reprice or mature in a given period, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. If the gap is negative, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 1998, the Company's cumulative one-year gap was a positive 10.94% of total earning assets.

Earnings Simulation Modeling: This measurement is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits the evaluation of the effects of various immediate parallel shifts of the U.S. Treasury yield curve, upward and downward, on the amount of net interest income expected in a stable interest rate environment (i.e., base net interest income). As of September 30, 1998, the earnings simulation model projects net interest income would increase by 9.7% if market interest rates rose by 200 basis points and decrease by 12.3% assuming market interest rates fell by 200 basis points. These results are within the Company's policy limits.

Forward-Looking Statements

The section that follows entitled "Impact of Year 2000" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements.

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

The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. Management of the Company has developed and maintains a Year 2000 Compliance Plan that is reviewed quarterly by the Company's Board of Directors. This Plan contains requirements for assessing the impact of the Year 2000 on critical computer systems and applications and for modifying, replacing and testing certain hardware and software maintained by the Company so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's computer systems are typically standard hardware from national computer hardware vendors. The Company's computer software is typically purchased software from national vendors, and is installed and operated without major modifications.

The Company has completed both the assessment and remediation phases of the Year 2000 Compliance Plan. As a part of the assessment phase, certain ancillary applications have been identified which will not be Year 2000 compliant and must be replaced. These systems are off-the-shelf products which will be purchased and implemented within the next six months. The assessment of hardware compliance has found all major systems compliant, with the exception of one mortgage banking hardware platform which has been replaced, and with only minimal personal computer equipment not compliant. This personal computer equipment will be replaced during the normal course of business. In addition, due to the Company's business operating needs, certain banking and mortgage banking computer systems are expected to be converted to new systems over the next six months.

The Company is also evaluating its significant suppliers and loan customers, as well as other financial institutions, to determine the extent to which the Company is at risk if those third parties' fail to remediate their own Year 2000 issues. There is no guarantee that the systems of those third parties will be Year 2000 compliant. Failure of those third parties to remediate could have an adverse effect on the Company's operations, liquidity and capital resources.

The Company is expected to complete the validation/testing phase by March 31, 1999 and is expected to complete the Year 2000 project no later than June 30, 1999. The total Year 2000 project cost for the Company is estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $300,000 ($50,000 expensed and $250,000 capitalized for a new mortgage banking hardware platform). The remaining $1.2 million relates principally to validation/testing and repair to software and is not expected to have a material effect on the Company's results of operations, liquidity or capital resources.

The Company has developed a contingency plan that outlines how it will continue to conduct its business in the event that one or more of its systems is not made Year 2000 compliant, including dates when contingency plans must be put into action. As a major component of its contingency plan, the Company will use the separate data processing platforms of its subsidiaries to perform common transaction processes.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be unable to process customer loan and deposit transactions, perform interest computations or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 2.       Changes in Securities

              On July 17, 1998, the Board of Directors declared a 5 for 4 stock split, payable September 11, 1998 to shareholders of record August 14, 1998.

              On July 17, 1998, the Board of Directors declared a $0.08 cash dividend per share (post-split basis), payable October 9, 1998 to shareholders of record September 4, 1998.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits
                   (27)     Financial Data Schedule

              (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the third quarter of 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  REPUBLIC BANCORP INC.
                                  (Registrant)


Date:  November 16, 1998          BY:  /s/ Thomas F. Menacher
                                      -----------------------
                                      Thomas F. Menacher
                                      Senior Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                EXHIBIT INDEX


                                                            Sequential
Exhibit Number                   Exhibit                    Page Number
--------------                   -------                    -----------

       27                Financial Data Schedule                25