Form 10-K/A
period 1997-12-31
REPUBLIC BANCORP INC
filed 1999-03-03
CIK 813808

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K/A
                              (Amendement No. 1)


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

          Number of shares of Registrant's common stock outstanding
                       as of March 6, 1998: 18,678,846


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement dated March 18, 1998 ("1998 Proxy Statement") filed with the Commission (Part III).

=============================================================================

INDEPENDENT AUDITORS' REPORT



Board of Directors
Republic Bancorp Inc.



We have audited the accompanying consolidated balance sheet of Republic Bancorp Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective April 1, 1995, the Company changed its method of accounting for mortgage servicing rights.



Deloitte & Touche LLP
Detroit, Michigan
January 16, 1997

INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 33-55336, 33-55304, 33-62508 and 333-26515 on Form S-8 and 33-61842 on Form
S-3, of Republic Bancorp Inc. of our report dated January 16, 1997, appearing in this Annual Report on Form 10-K/A of Republic Bancorp Inc. for the year ended December 31, 1997.




Deloitte & Touche LLP
Detroit, Michigan
March 1, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 1999.

                                          REPUBLIC BANCORP INC.


                                          By: /s/ JERRY D. CAMPBELL
                                              --------------------------
                                                  Jerry D. Campbell
                                              Chairman of the Board and
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March 1999.

       Signature                       Title                       Date
       ---------                       -----                       ----

 /s/ JERRY D. CAMPBELL      Chairman of the Board and           March 2, 1999
-----------------------     Chief Executive Officer
     Jerry D. Campbell


/s/ THOMAS F. MENACHER      Senior Vice President, Treasurer    March 2, 1999
-----------------------     and Chief Financial Officer
    Thomas F. Menacher      (Principal Financial Officer and
                            Principal Accounting Officer


                                 DIRECTORS *

Dana M. Cluckey     Howard J. Hulsman   Sam H. McGoun      George B. Smith
Bruce L. Cook       Gary Hurand         Kelly E. Miller    Jeoffrey K. Stross
Richard J. Cramer   Dennis J. Ibold     Joe D. Pentecost
George A. Eastman   John J. Lennon


* By: /s/ THOMAS F. MENACHER
      ----------------------
        Attorney in Fact