Form 10-K405
period 1998-12-31
REPUBLIC BANCORP INC
filed 1999-03-17
CIK 813808

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on March 10, 1999 of $13.56, was $285.6 million.

     Number of shares of Registrant's common stock outstanding as of March 10, 1999: 23,789,893.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

================================================================================

                           FORM 10-K TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Part I

     Item   1 - Business ...................................................................................      2
                    General Description.....................................................................      2
                    Business Segments.......................................................................      2
                    Competition.............................................................................      4
                    Employees...............................................................................      4
                    Principal Sources of Revenue............................................................      4
                    Monetary Policy and Economic Controls...................................................      5
                    Supervision and Regulation..............................................................      5
                    Forward-Looking Statements..............................................................      8
                    Executive Officers of the Registrant....................................................      9

     Item   2 - Properties .................................................................................     10

     Item   3 - Legal Proceedings ..........................................................................     10

     Item   4 - Submission of Matters to a Vote of Security Holders ........................................     10


Part II

     Item   5 - Market for Registrant's Common Stock and Related Stockholder Matters .......................     11

     Item   6 - Selected Financial Data.....................................................................     12

     Item   7 - Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................     13

     Item  7A - Quantitative and Qualitative Disclosures about Market Risk..................................     34

     Item   8 - Financial Statements and Supplementary Data ................................................     35

     Item   9 - Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................     68

Part III

     Item 10 -  Directors and Executive Officers of the Registrant..........................................     68

     Item 11 -  Executive Compensation......................................................................     68

     Item 12 -  Security Ownership of Certain Beneficial Owners and Management..............................     68

     Item 13 -  Certain Relationships and Related Transactions..............................................     68

Part IV

     Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................     69

     Signatures ............................................................................................     72

                                     PART I


ITEM 1.  BUSINESS

                               General Description

Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Currently, the Company has 134 banking and mortgage banking offices in 21 states.

     Through its wholly-owned banking subsidiary, Republic Bank, a state-chartered bank headquartered in Lansing, Michigan, the Company provides commercial and retail banking products and services. On January 1, 1999, Republic Savings Bank was merged with and into Republic Bank to enhance customer service throughout the Midwest and improve operating efficiencies. Republic Bank, exercises the powers of a full-service commercial bank and operates 32 offices in seven market areas in Michigan and 21 offices primarily in the greater Cleveland area as well as Columbus, Dayton and Cincinnati, Ohio and Indianapolis, Indiana or, in total, 40 commercial and retail banking offices and 13 mortgage loan production offices. At December 31, 1998, the combined Republic Bank had $2.2 billion in assets and $1.4 billion in deposits.

     To complement its commercial and retail banking network, the Company has grown a nationwide mortgage lending network through various nonbank companies engaged in the mortgage banking business. Market Street Mortgage Corporation ("Market Street Mortgage") is an 80% majority-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida, and 54 offices in 14 states. Republic Bancorp Mortgage Inc. ("Republic Bancorp Mortgage") is a wholly-owned mortgage banking subsidiary of Republic Bank with headquarters in Farmington Hills, Michigan, and 19 offices in 5 states. CUB Funding Corporation ("CUB Funding") is a wholly-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida, and 8 offices in 3 states.

     On December 1, 1998, the Company and D&N Financial Corporation ("D&N Financial") entered into an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, D&N Financial will merge with and into the Company, whereby the Company will be the surviving corporation ("Merger"). At the effective time of the Merger, each share of D&N Financial issued and outstanding common stock will be converted into 1.82 shares of the Company's common stock (or cash in lieu of fractional shares otherwise deliverable in respect thereof.) The Merger has been structured as a tax-free exchange of shares and is to be accounted for as a pooling-of-interests. The Merger, which was approved by the boards of directors of both companies, is subject to normal regulatory approvals and the approval of the shareholders of both companies. The transaction is expected to close in the second quarter of 1999.

     Simultaneously with the execution of the Merger Agreement, the Company also entered into a Stock Option Agreement with D&N Financial. Pursuant to the terms and conditions set forth in the Stock Option Agreement, D&N Financial granted the Company an option to acquire up to 1,823,837 fully paid and nonassessable shares of D&N Financial common stock at a price per share of $21.625, exercisable under certain circumstances.

     At December 31, 1998, Republic Bancorp Inc. had consolidated total assets of $2.2 billion, total deposits of $1.4 billion and shareholders' equity of $150.4 million. For the year ended December 31, 1998, the Company reported net income of $22.9 million, compared to $18.8 million for 1997. Residential mortgage loan closings totaled $6.1 billion in 1998, compared to $3.9 billion in 1997. Commercial loan closings totaled $263 million in 1998 versus $175 million in 1997. Small Business Administration (SBA) loan closings totaled $39 million in 1998, compared to $28 million in 1997. At December 31, 1998, the Company's mortgage loan servicing portfolio was $2.9 billion, compared to $3.1 billion at year-end 1997.

                                Business Segments

The Company engages in two lines of business--Commercial and Retail Banking and Mortgage Banking. See Note 19 to the Consolidated Financial Statements.

Commercial and Retail Banking

     Commercial and retail banking is conducted at 40 branches of Republic Bank by providing traditional commercial and retail banking products and services to consumers and small- to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; other types of installment loans; and demand, savings and time deposit accounts. Lending activity at Republic Bank is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed rate and variable rate residential mortgage loans; residential construction loans; commercial real estate mortgage loans; and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans, United States Department of Agriculture (USDA) loans, and FHA/VA loans. Commercial and industrial loans are made to a lesser extent and are typically secured by the customer's assets at a 75% or less loan-to-value ratio and by personal guarantees.

     The marketing effort of the Company's bank subsidiary targets a particular segment of the consumer population that is interested in receiving personalized banking service and attention when handling transactions related to their deposit accounts. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 1998, retail deposits comprised 82% of total deposits.

Mortgage Banking

     Mortgage banking activities encompass two areas: mortgage loan production and mortgage loan servicing. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by all of the Company's affiliates. All mortgage loan originations are funded by Republic Bank.

     Retail residential mortgage loans are originated by the Company's own sales staff through 93 retail mortgage loan production offices and 40 retail banking offices located in Michigan, Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Missouri, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas, Utah and Virginia. Each retail loan production office is responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting departments of either the Company's banking or mortgage banking affiliates for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance. The Company also maintains a wholesale production office in California that engages in the purchase of residential mortgage loans from brokers. Residential loans purchased through the wholesale operation are processed and prepared by the brokers. The Company's quality control personnel subsequently review these loans using certain verification procedures.

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

     Growth in the Company's residential mortgage origination business during 1998 was funded primarily with the bank's retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are held for a short period of time (generally less than 60 days) with the intent of selling them to investors in the secondary market. These loans are classified as mortgage loans held for sale in the Company's consolidated balance sheet. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans held for sale are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

     Consistent with the Company's strategy of managing interest rate risk, substantially all long-term fixed rate mortgages originated are typically securitized and sold or sold directly to secondary market investors. The majority of short-term fixed rate mortgages and variable rate mortgages are typically securitized and sold or sold directly to secondary market investors, although a portion of the variable rate mortgages may be retained in the loan portfolio of Republic Bank. Portfolio loans may be securitized at a later date and either sold or held as securities available for sale.

     When the Company sells originated or purchased residential mortgage loans to investors, it makes a determination to either retain or sell the rights to service those loans. Servicing rights may also be acquired through bulk purchases of loans. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio creates a substantial continuing source of income and enables the Company to reduce the sensitivity of its earnings to increases in interest rates.

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

     The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks. To help accomplish this objective, the Company expanded its target market for mortgage customers during 1998 by opening 23 new retail and mortgage loan production offices. Selling mortgage loans to investors in the secondary market provides additional revenue and liquidity. In addition, the mortgage banking segment effectively earns long-term interest rates on mortgage loans held for sale which helps the Company to minimize interest rate risk as these loans will typically be sold within 60 days.

                                   Competition

Commercial and Retail Banking and Mortgage Banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased. (See Interstate Banking and Branching on page 5.)

     In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking affiliates also face significant competition from numerous bank and non-bank companies in the area of mortgage lending. Generally, other financial institutions have greater resources to use in making acquisitions and higher lending limits than those of the Company's bank subsidiary or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which the Company's bank subsidiary currently does not offer (e.g., trust services, brokerage services and insurance products).

     The principal factors of competition in the markets for deposits and loans are price (interest rates paid and/or fees charged) and customer service. The Company's bank subsidiary competes for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations and personalized customer services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.

                                    Employees

As of December 31, 1998, the Company and its subsidiaries had 1,632 full-time equivalent employees.

                          Principal Sources of Revenue

The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $141.5 million in 1998, an increase of 34% from $105.8 million in 1997 and up 76% from $80.4 million in 1996. In 1998, interest and fees on loans accounted for

50% of total revenues, compared to 48% of total revenues in 1997 and 42% in 1996. Mortgage banking revenue, the largest component of noninterest income, totaled $132.6 million in 1998, an increase of 42% from $93.7 million in 1997 and up 54% from $86.4 million in 1996. Mortgage banking revenue represented 47% of total revenues in 1998, compared to 42% in 1997 and 45% in 1996.

                      Monetary Policy and Economic Controls

The earnings of the bank subsidiary, and, therefore, the earnings of the Company, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

     The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. Continued moderate price inflation in 1998 and the potential slowing of the U.S. economy as a result of monetary and economic concerns in Asia and South America contributed to the decision of the Federal Reserve Board to reduce short-term interest rates. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

                           Supervision and Regulation

General

Bank holding companies and banks are highly regulated at both the state and federal level. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the Company is prohibited from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, unless the activities engaged in by the Company or the company whose voting shares are acquired by the Company are activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto.

     Republic Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan (the "FIB"). As an insured state bank, Republic Bank is also regulated by the Federal Deposit Insurance Company ("FDIC").

     The Company is a legal entity separate and distinct from its banking subsidiary. Most of the Company's revenues result from interest earned on deposits maintained at its subsidiary bank and from dividends paid to it by its bank subsidiary. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary bank to the Company as well as by the Company to its shareholders.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to Republic Bank and to commit resources to support it. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

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

Dividends

Michigan law places specific limits on the source and amount of dividends which may be paid by Republic Bank. The payment of dividends by the Company and its bank subsidiary are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

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

     These regulations and restrictions may limit the Company's ability to obtain funds from its subsidiary for its cash needs, including funds for acquisitions, payment of dividends and interest and the payment of operating expenses.

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

     Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the bank subsidiary of the Company is considered to be well capitalized as of December 31, 1998.

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

     FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, the Company's subsidiary bank is well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments

Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF"). Republic Bank is also subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund ("SAIF") with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). Pursuant to the Omnibus Consolidated Appropriations Act, 1997 ("OCAA"), a special one-time assessment was made by the FDIC in October 1996, on SAIF-insured deposits to bring the SAIF to its mandated reserve ratio of 1.25% of aggregate SAIF-insured deposits by January 1, 1997.

Mortgage Banking Affiliates

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

                           Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words "believes," "expects," "plans," "anticipates," "estimates" or similar expressions we are making forward-looking statements.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

         - significantly increased competition among the depository and other financial institutions;

         - inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

         - general economic conditions, either nationally or in our market areas, that are worse than expected;

         -    adverse changes in the securities markets;

         - legislative or regulatory changes that adversely affect our business;

         - the ability to enter new markets successfully and capitalize on growth opportunities;

         - technological changes, including "Year 2000" data systems compliance issues, that are more difficult or expensive than we expect;

         - effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

         -    timely development of and acceptance of new products and services;

         -    changes in consumer spending, borrowing and savings habits;

         - effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

         -    changes in our organization, compensation and benefit plans;

         - costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

         -    our success and managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (5) of the Company as of December 31, 1998. All of these officers are elected annually by the Board of Directors. Excluding Mr. Parker, each of the executive officers has served as an officer of the Company for more than five years. Prior to joining the Company in 1997, Mr. Parker was a principal in the law firm of Miller, Canfield, Paddock & Stone, PLC, Detroit, Michigan, for more than twenty-five years. There are no family relationships among any of the executive officers.

Name                           Age                     Position
----                           ---                     --------

Jerry D. Campbell............. 58     Chairman of the Board and Chief Executive
                                      Officer (Since 1985)

Dana M. Cluckey, CPA.......... 39     President and Chief Operating Officer
                                      (Since 1986)

Barry J. Eckhold.............. 52     Vice President and Chief Credit Officer
                                      (Since 1990)

Thomas F. Menacher, CPA....... 42     Senior Vice President, Treasurer and
                                      Chief Financial Officer (Since 1992)

George E. Parker III.......... 64     General Counsel and Corporate Secretary
                                      (Since 1997)

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 1998, the Company had 40 banking locations, of which 12 were owned and 28 were leased, and 94 mortgage loan production offices, all of which were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 to the Consolidated Financial Statements included under
Item 8 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is set forth in Note 17 to the Consolidated Financial Statements included under Item 8 of this document and is expressly incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

--------------------------------------------------------------------------------
                                   Dividends         Common Stock
                                    Declared        Price Range (1)
                                  Per Share (1)   High           Low
--------------------------------------------------------------------------------
1998
     Fourth quarter ......         $  0.080     $ 17.125     $ 12.000
     Third quarter .......            0.080       15.656       13.094
     Second quarter ......            0.080       16.953       14.797
     First quarter .......            0.080       16.594       14.797
                                   --------

         Year ............         $  0.320     $ 17.125     $ 12.000
                                   ========

1997
     Fourth quarter ......         $  0.080     $ 17.094     $ 12.188
     Third quarter .......            0.073       12.000       10.453
     Second quarter ......            0.073       10.547        9.188
     First quarter .......            0.073        9.906        8.641
                                   --------

         Year ............         $  0.299     $ 17.094     $  8.641
                                   ========

--------------------------------------------------------------------------------

(1) Dividends and market price data have been restated to reflect the issuance of stock dividends.

     The principal market for the quotations of stock prices of the Company's common stock is The Nasdaq Stock Market. The Company's common stock trades under the symbol RBNC. There were approximately 14,600 shareholders of record of the Company's common stock as of March 10, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                1998          1997          1996            1995           1994
-----------------------------------------------------------------------------------------------------------------------
Earnings Summary (in thousands)
Interest income                                     $146,005      $118,852      $ 99,147        $ 95,597      $ 78,219
Interest expense                                      86,364        71,912        62,427          65,192        44,999
Net interest income                                   59,641        46,940        36,720          30,405        33,220
Provision for loan losses                              4,000         3,031           290              24            94
Mortgage banking revenue                             132,600        93,700        86,377          70,960        69,899
Other noninterest income                               4,841         8,815         4,469           4,241         5,762
Noninterest expense                                  157,466       117,742       104,492(1)       83,152        85,021
Income before extraordinary item                      22,890        18,789        15,066          14,264        15,719
Net income                                            22,890        18,789        14,678          14,264        15,719
-----------------------------------------------------------------------------------------------------------------------

Per Common Share(2)
Basic earnings                                      $    .97      $    .80      $    .61        $    .57      $    .62
Diluted earnings                                         .96           .79           .59             .56           .60
Cash dividends declared                                  .32           .30           .27             .22           .18
Book value (year-end)                                   6.33          5.61          5.17            5.07          4.65
Closing price of common stock (year-end)               13.63         17.10          8.45            7.11          5.94
Dividend payout ratio                                     33%           37%           46%             40%           30%
-----------------------------------------------------------------------------------------------------------------------

Operating Data (in millions)
Loan closings:
   Residential mortgage loans                       $  6,103      $  3,892      $  3,581        $  2,847      $  2,837
   Commercial loans                                      263           175           122              50            27
   SBA loans                                              39            28            24              17            12
Mortgage loan servicing portfolio (year-end)           2,941         3,113         2,706           3,967         4,669
-----------------------------------------------------------------------------------------------------------------------

Year-End Balances (in millions)
Total assets                                        $  2,196      $  1,873      $  1,490        $  1,473      $  1,364
Total earning assets                                   2,035         1,731         1,349           1,323         1,224
Mortgage loans held for sale                             761           514           329             423           152
Total portfolio loans                                  1,212         1,096           785             578           605
Total deposits                                         1,379         1,177         1,014             905           819
Total short-term borrowings and FHLB advances            510           425           255             344           327
Long-term debt                                            48            48            49              52            56
Shareholders' equity                                     150           131           122             126           118
-----------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets                                1.15%         1.16%         1.02%           1.00%         1.23%
Return on average equity                               16.20         15.09         11.95           11.71         13.43
Net interest margin (3)                                 3.24          3.16          2.88            2.38          2.88
Net loan charge-offs to average total loans (4)          .05           .03           .06             .06           .20
Allowance for loan losses as a percentage
   of year-end portfolio loans                           .86           .67           .60             .87           .92
Non-performing assets as a percentage
   of year-end total assets                              .75           .68           .44             .20           .30
Operating efficiency ratio                             79.78         80.92         82.41           79.54         80.03
Net interest income to operating expenses              37.88         39.87         35.14           36.57         39.07
Average shareholders' equity to average assets          7.09          7.69          8.52            8.56          9.14
Tier 1 risk-based capital                               9.48          9.75         13.30           15.72         17.57
Total risk-based capital                               10.20         10.35         13.84           18.63         21.05
Tier 1 leverage                                         6.56          6.58          8.16            8.31          8.43
-----------------------------------------------------------------------------------------------------------------------

(1) Includes a one-time assessment of $1.5 million ($975,000 after tax, or $.04 per share) for the recapitalization of the SAIF.
(2) All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.
(3) Net interest income (FTE) expressed as a percentage of average interest-earning assets.
(4)  Includes mortgage loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income for 1998 was $22.9 million, an increase of 22% from net income of $18.8 million in 1997. Diluted earnings per share rose 22% during the year to $.96 from $.79 in 1997. In 1996, net income was $14.7 million, or $.59 per common share. Return on average assets was 1.15% in 1998, compared with 1.16% in 1997 and 1.02% in 1996. Return on average equity for 1998 was 16.20%, compared with 15.09% in 1997 and 11.95% in 1996.

     The Company's 1998 results of operations reflected the following trends in earnings:
         - Net interest income increased 27% during 1998 following an increase of 28% in 1997. Increasing average earning asset balances during these periods contributed to the growth in net interest income.

         - The net interest margin expanded further to 3.24% in 1998, compared to 3.16% in 1997 and 2.88% in 1996. A shift in average earning assets away from investment securities and toward higher-yielding loans and a decline in the cost of funds over the past two years helped widen the net interest margin.

         - Mortgage banking revenue grew 42% during 1998 after increasing 8% in 1997, as a result of record retail lending production volumes.

     Shareholders' equity totaled $150.4 million at December 31, 1998. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company's common stock at year-end, was $323.6 million at December 31, 1998. Capital ratios, by all measures, remain in excess of regulatory requirements for a well-capitalized financial institution.

Acquisitions and Divestitures

In December 1998, the Company and D&N Financial, headquartered in Troy and Hancock, Michigan, entered into a Merger Agreement. Pursuant to the Merger Agreement, D&N Financial will merge with and into the Company and the Company will be the surviving corporation. The combined company will be the fourth largest bank holding company in Michigan with over $4 billion in assets and 187 offices, including 87 retail and commercial banking offices in Michigan, Ohio and Indiana and 100 mortgage loan production offices in 21 states. The merger is subject to normal regulatory approvals and the approval of the shareholders of both companies. The transaction is expected to close in the second quarter of 1999.

     In May 1998, Republic Savings Bank acquired certain assets and the mortgage origination network of World Class Mortgage Corporation of Naperville, Illinois. The mortgage operation has one office and operates as a loan production office of Republic Bank. The purchase price of the assets of World Class Mortgage was not significant.

Business Segments

The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; home equity lending; and the deposit-gathering function. Deposits and loan products are offered through the 40 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing. Mortgage loan production is conducted in all of the Company's 134 offices. The majority of the Company's mortgage loan servicing is performed primarily by Market Street Mortgage. See
Note 19 to the Consolidated Financial Statements for further discussion of business segments.

Mortgage Banking

The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing.


                                     Table 1
                       Residential Mortgage Loan Closings

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)               1998            1997           1996
--------------------------------------------------------------------------------
Total closings                 $6,103,490      $3,891,894      $3,580,700
Retail loans percentage                97%             88%             76%
Wholesale loans percentage              3              12              24
--------------------------------------------------------------------------------

     The Company's total closings of single-family residential mortgage loans increased $2.2 billion, or 57%, to $6.1 billion in 1998. The retail portion of this volume reached a record $5.9 billion in 1998, up 73% from 1997. Successful sales efforts by our increased team of mortgage loan originators and a declining interest rate environment were major contributors to the growth in retail loan closings. The strong retail lending efforts in 1998 were supported by an increase of 82 mortgage loan originators and processors, a 23% increase from year-end 1997, and the addition of 23 new offices. In 1997, total mortgage loan closings rose $311.2 million, or 9%, to $3.9 billion, reflecting the dual impact on production of a relatively low interest rate environment and strong retail lending efforts. Retail mortgage loan closings totaled $3.4 billion in 1997, a 25% increase from 1996. Wholesale mortgage loan volume continued to decline since 1996 as the Company placed more emphasis on its more profitable retail mortgage lending. Refinances totaled $2.5 billion, or 41% of total closings in 1998, compared to $950.3 million, or 24% of total closings, a year earlier. The Company's pipeline of mortgage loan applications in process was $1.4 billion at December 31, 1998, compared to $895.1 million at December 31, 1997.

                                     Table 2
                            Mortgage Banking Revenue

---------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                             1998           1997         1996
---------------------------------------------------------------------------------------------
Mortgage loan production revenue (1)                  $ 132,741      $  85,655     $  70,499
Net mortgage loan servicing revenue (expense) (2)          (376)         6,428         8,220
Gain on bulk sales of mortgage servicing rights             235          1,617         7,658
                                                      ---------      ---------     ---------
     Total mortgage banking revenue                   $ 132,600      $  93,700     $  86,377
                                                      =========      =========     =========
---------------------------------------------------------------------------------------------

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.


     Mortgage banking revenue, the largest component of total noninterest income, rose $38.9 million, or 42%, to $132.6 million in 1998, after increasing 8%, to $93.7 million in 1997. This increase resulted as growth in mortgage loan production revenue more than offset declines in net mortgage loan servicing revenue and gains on bulk sales of mortgage servicing rights.

     Mortgage loan production revenue increased $47.1 million, or 55%, in 1998. This increase resulted primarily as volume levels improved in retail mortgage production activities. The Company sold $5.62 billion of single-family residential mortgages in 1998, compared to $3.55 billion in both 1997 and 1996. The ratio of mortgage production revenue to mortgage loans sold was 2.36% in 1998, compared to 2.42% in 1997 and 1.99% in 1996.

     Net mortgage loan servicing expense was $376,000 in 1998, compared to net servicing revenue of $6.4 million in 1997. In 1997, net servicing revenue decreased 22% from $8.2 million to $6.4 million. The decrease in 1998 was primarily the result of an increase of $9.5 million in amortization expense and reserves for impairment of mortgage servicing rights, which was partially offset by an increase in the average loans serviced. The decline in 1997 corresponds to a decrease in the average size of the mortgage servicing portfolio during that year. Loans serviced for others averaged $3.3 billion in 1998, a 15% increase from a year earlier. In 1997, average loans serviced for others totaled $2.9 billion, which was 17% lower than the 1996 average.

     Amortization of mortgage servicing rights totaled $14.4 million in 1998, compared to $6.9 million in 1997 and $7.6 million in 1996. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of December 31, 1998, had recorded $2.0 million in impairment reserves. No impairment reserves were required in 1997 and 1996 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The most significant assumption that changed in the valuation of the mortgage servicing rights at December 31, 1998 from December 31, 1997 was the change in the prepayment speed assumption (PSA). At December 31, 1998, the weighted average PSA used was 234, or a 29% increase, compared to 182 at December 31, 1997. The increase in the PSA was a result of the increase in residential mortgage loan refinance activity in 1998 compared to 1997. An increase in the PSA will result in a shorter life of the mortgage servicing rights and accordingly reduce the fair value of the mortgage servicing rights.

     The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In 1998, bulk sales of mortgage servicing rights for loans with principal balances of $492.6 million resulted in gains of $235,000. In 1997 and 1996, bulk sales of mortgage servicing rights for loans with principal balances of $345.2 million and $2.3 billion, respectively, resulted in gains of $1.6 million and $7.7 million, respectively.

Commercial and Retail Banking

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

     Net interest income (FTE) rose 26% to $59.7 million in 1998, compared to $47.3 million in 1997, primarily due to growth in average earning assets and a decline in the Company's cost of funds. Average earning assets rose $346.5 million, or 23%, to $1.8 billion in 1998, as increases in mortgage loans held for sale and average portfolio loans more than offset a reduction in average investment securities. Net interest income growth also benefited as the mix of earning assets continued to favor higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $344.5 million, or 26%, increase in interest-bearing liabilities.

     The net interest margin widened by 8 basis points to 3.24% in 1998, compared to 3.16% in 1997. The improved margin was the result of a continued shift in the mix of earning assets to higher-yielding commercial, residential and installment loan balances and a decrease in the Company's cost of funds in 1998 of 23 basis points. The decrease in the Company's cost of funds was a result of a decrease in short-term borrowing rates, the Company reducing the rates paid on its certificates of deposit and savings accounts to reflect the overall decrease in the interest rate environment and a greater mix of lower rate savings deposits as a percentage of total interest bearing deposits.

     In 1997, net interest income (FTE) increased 26% to $47.3 million from $37.5 million in 1996, primarily due to growth in average earning assets. Average earning assets rose $196.0 million, or 15%, to $1.5 billion in 1997, as a $324.9 million increase in average portfolio loans more than offset a reduction in average investment securities and a slight decrease in average mortgage loans held for sale. Net interest income growth also benefited as the mix of earning assets continued to favor higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $197.1 million, or 17%, increase in interest-bearing liabilities in 1997 compared to 1996.

                                     Table 3
                      Analysis of Net Interest Income (FTE)

-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                     1998                          1997                          1996
-----------------------------------------------------------------------------------------------------------------------
                                 Average            Avg.       Average            Avg.       Average              Avg.
                                 Balance  Interest  Rate       Balance  Interest  Rate       Balance  Interest    Rate
-----------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments        $    6,582  $    358  5.44%   $    5,917  $    264  4.46%   $    9,155   $   438    4.78%
Mortgage loans held for sale     593,651    43,256  7.29       317,114    24,235  7.64       340,375    26,392    7.75
Investment securities             66,127     4,183  6.33       198,946    13,102  6.59       301,338    19,054    6.32
Portfolio loans: (1)
   Commercial loans              391,891    35,915  9.16       251,299    24,139  9.61       162,463    15,183    9.35
   Real estate mortgage loans    680,476    51,696  7.60       631,638    48,065  7.61       415,981    31,521    7.58
   Installment loans             105,623    10,671 10.10        92,963     9,380 10.09        72,565     7,340   10.12
                              ----------  -------- -----    ----------  -------- -----    ----------   -------   -----
     Total loans, net of
        unearned income        1,177,990    98,282  8.34       975,900    81,584  8.36       651,009    54,044    8.30
                              ----------  --------  ----    ----------  --------  ----    ----------   -------    ----
   Total interest-earning
        assets                 1,844,350   146,079  7.92     1,497,877   119,185  7.96     1,301,877    99,928    7.68
Allowance for loan losses         (9,226)                       (6,281)                       (4,819)
Cash and due from banks           25,853                        22,270                        26,213
Other assets                     131,106                       106,038                       118,782
                              ----------                    ----------                    ----------
   Total assets               $1,992,083                    $1,619,904                    $1,442,053
                              ==========                    ==========                    ==========

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
   deposits                   $   29,925       602  2.01    $   44,933       993  2.21    $   57,754     1,358    2.35
Savings deposits                 438,872    14,962  3.41       298,104    12,331  4.14       215,357     8,882    4.12
Time deposits                    749,541    43,531  5.81       619,371    35,662  5.76       545,151    32,028    5.88
                              ----------  --------  ----    ----------  --------  ----    ----------   -------    ----
   Total interest-bearing
     deposits                  1,218,338    59,095  4.85       962,408    48,986  5.09       818,262    42,268    5.17
Short-term borrowings             44,187     2,462  5.57       107,271     6,181  5.76       174,734    10,322    5.91
FHLB advances                    378,689    21,372  5.64       226,634    13,275  5.86       103,244     6,094    5.90
Long-term debt                    47,500     3,435  7.23        47,948     3,470  7.23        50,873     3,743    7.36
                              ----------  --------  ----    ----------  --------  ----    ----------   -------    ----
   Total interest-bearing
     liabilities               1,688,714    86,364  5.11     1,344,261    71,912  5.34     1,147,113    62,427    5.44
Noninterest-bearing deposits      90,226                       108,667                       124,976
Other liabilities                 71,867                        42,452                        47,172
                              ----------                    ----------                    ----------
   Total liabilities           1,850,807                     1,495,380                     1,319,261
Shareholders' equity             141,276                       124,524                       122,792
                              ----------                    ----------                    ----------
   Total liabilities and
     shareholders' equity     $1,992,083                    $1,619,904                    $1,442,053
                              ==========                    ==========                    ==========

Net interest income/
   Rate spread (FTE)                      $ 59,715  2.81%               $ 47,273  2.60%                $37,501    2.24%
                                          ========                      ========                       =======
FTE adjustment                            $     74                      $    333                       $   781
                                          ========                      ========                       =======
Impact of net noninterest-
   bearing sources of funds                          .43                           .56                             .64
                                                    ----                         -----                            ----
Net interest margin (FTE)                           3.24%                         3.16%                           2.88%
                                                    ====                         =====                            ====
-----------------------------------------------------------------------------------------------------------------------


(1)  Non-accrual loans and overdrafts are included in average balances.

                                    Table 4
                          Rate/Volume Analysis (FTE)

-------------------------------------------------------------------------------------------------------------------------
                                                     1998/1997                                 1997/1996
-------------------------------------------------------------------------------------------------------------------------
                                                 Increase/(Decrease)                      Increase/(Decrease)
                                                  Due to Change in:                        Due to Change in:
-------------------------------------------------------------------------------------------------------------------------
                                         Average       Average          Net        Average        Average          Net
(In thousands)                          Balance(1)     Rate(1)        Change      Balance(1)      Rate(1)        Change
-------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Short-term investments                $     32      $     62      $     94      $   (147)     $    (27)     $   (174)
   Mortgage loans held for sale            20,181        (1,160)       19,021        (1,786)         (371)       (2,157)
   Investment securities                   (8,422)         (497)       (8,919)       (6,733)          781        (5,952)
   Loans, net of unearned income (2)       16,893          (195)       16,698        27,003           537        27,540
                                         --------      --------      --------      --------      --------      --------
     Total interest income                 28,684        (1,790)       26,894        18,337           920        19,257

Interest Expense:
   Interest-bearing demand deposits          (308)          (83)         (391)         (288)          (77)         (365)
   Savings deposits                         5,085        (2,454)        2,631         3,406            43         3,449
   Time deposits                            7,557           312         7,869         4,298          (664)        3,634
                                         --------      --------      --------      --------      --------      --------
     Total interest-bearing deposits       12,334        (2,225)       10,109         7,416          (698)        6,718
   Short-term borrowings                   (3,521)         (198)       (3,719)       (3,886)         (255)       (4,141)
   FHLB advances                            8,613          (516)        8,097         7,222           (41)        7,181
   Long-term debt                             (35)           --           (35)         (209)          (64)         (273)
                                         --------      --------      --------      --------      --------      --------
     Total interest expense                17,391        (2,939)       14,452        10,543        (1,058)        9,485
                                         --------      --------      --------      --------      --------      --------

     Net interest income (FTE)           $ 11,293      $  1,149      $ 12,442      $  7,794      $  1,978      $  9,772
                                         ========      ========      ========      ========      ========      ========
-------------------------------------------------------------------------------------------------------------------------

(1) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)  Non-accrual loans and overdrafts are included in average balances.



Noninterest Income

Noninterest income is a significant source of revenue for the Company, contributing 48% of total revenues in 1998, compared to 46% in 1997 and 48% in 1996. Details of the largest component of noninterest income are presented in the "Mortgage Banking" section. Exclusive of mortgage banking revenue, noninterest income decreased to $4.8 million in 1998 from $8.8 million in 1997, primarily due to the $4.4 million pre-tax gain on the sale of four Republic Bank branches and the related deposits in the second quarter of 1997.

                                     Table 5
                               Noninterest Income

---------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                      1998           1997           1996
---------------------------------------------------------------------------------------
Mortgage banking revenue                       $ 132,600      $  93,700      $  86,377
Service charges                                    1,513          1,446          1,218
Investment securities gains (losses)                (305)          (497)           766
Gain on sale of bank branches and deposits            --          4,442             --
Gain on sale of SBA loans                          2,145          1,065          1,242
Other noninterest income                           1,488          2,359          1,243
                                               ---------      ---------      ---------
     Total noninterest income                  $ 137,441      $ 102,515      $  90,846
                                               =========      =========      =========
---------------------------------------------------------------------------------------

     As part of the Company's strategy to support further loan growth, efforts have been made to reduce the investment securities portfolio through sales and maturities. In 1998, the Company sold $59.3 million of investment securities for a net loss of $305,000. In 1997, the Company sold $189.7 million of investment securities, compared to $144.7 million in 1996.

     The guaranteed portion of Small Business Administration (SBA) loans are regularly sold to investors. In 1998, the Company sold $28.1 million of the guaranteed portion of SBA loans, compared to $13.8 million in 1997 and $17.9 million in 1996, resulting in gains of $2.1 million, $1.1 million and $1.2 million, respectively.

Noninterest Expense

Noninterest expense increased 34% in 1998 to $157.5 million, after rising 13% in 1997. Salaries and employee benefits expense increased $2.4 million, or 5%, in 1998, following an increase of $5.8 million, or 14%, in 1997. This year's increase in salaries and benefits expense reflects the addition of 71 hourly and salaried employees and normal wage increases. Mortgage loan commissions and incentives paid to mortgage loan originators and processors rose $26.5 million, or 89%, after increasing $5.2 million, or 21%, in 1997. The increase in mortgage loan commissions and incentives resulted from the 73% increase in the volume of retail mortgage loans originated during 1998 over 1997 and the addition of 82 commission-based mortgage loan originators and processors, a 23% increase over 1997. The commission rate paid on retail loan closings, which make up 97% of total closings, is significantly higher than the commission rate paid on wholesale closings.

                                     Table 6
                               Noninterest Expense

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                   1998         1997         1996
--------------------------------------------------------------------------------
Salaries and employee benefits               $ 50,787     $ 48,358     $ 42,589
Mortgage loan commissions and incentives       56,297       29,767       24,590
Net occupancy expense of premises               8,250        7,022        6,145
Equipment expense                               5,263        4,538        4,626
SAIF assessment fee                                --           --        1,500
Other noninterest expense                      36,869       28,057       25,042
                                             --------     --------     --------
     Total noninterest expense               $157,466     $117,742     $104,492
                                             ========     ========     ========
--------------------------------------------------------------------------------

     Net occupancy expense increased 17% in 1998, following a 14% increase in 1997, due to the addition of 23 retail bank and mortgage loan production offices during 1998, the majority of which are leased. Equipment expense increased 16% in 1998, following relatively stable amounts over the past several years. The increase in 1998 reflects an increased level of expenses related to the 27% increase in the balance of furniture, fixtures and equipment in 1998 compared to 1997 related to the expansion of the Company's retail bank and mortgage loan production offices during 1998.

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

Income Taxes

The provision for income taxes was $12.7 million in 1998, compared to $9.9 million in 1997 and $7.5 million in 1996 (inclusive of the tax benefit arising from the extraordinary item). The effective tax rate, computed by dividing the provision for income taxes by pre-tax income, was 35.7% for 1998, compared to 34.5% for 1997 and 33.8% for 1996. Pre-tax income in 1998 contained a lower amount of tax-exempt interest income on bank-qualified municipal securities than in 1997 and 1996.

Financial Condition

Total assets were $2.2 billion at December 31, 1998, an increase of 17% from $1.9 billion at December 31, 1997. Average total assets rose $372.2 million, or 23%, to $2.0 billion during the year. This increase primarily reflects strong growth in mortgage loans held for sale and the portfolio loans, which was funded by a reduction in investment securities as well as increases in deposits and FHLB advances.

Assets

Portfolio Loans

The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 1998 and 1997, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

                                     Table 7
                             Loan Portfolio Analysis

------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)              1998                      1997                      1996                     1995
------------------------------------------------------------------------------------------------------------------------------
                             Amount         %          Amount         %          Amount         %         Amount          %
------------------------------------------------------------------------------------------------------------------------------
Commercial loans:
  Commercial and
    industrial           $   31,786       2.6%     $   41,095       3.7%     $   29,483       3.8%     $   22,523       3.9%
  Real estate
    construction             84,767       7.0          48,346       4.4          32,946       4.2          11,625       2.0
  Commercial real
    estate mortgages        343,171      28.3         233,078      21.3         132,763      16.9          98,285      17.0
                         ----------     -----      ----------     -----      ----------     -----      ----------     -----
    Total commercial
      loans                 459,724      37.9         322,519      29.4         195,192      24.9         132,433      22.9
Residential real
  estate mortgages          642,129      53.0         669,203      61.1         506,944      64.6         381,803      66.0
Installment loans           110,577       9.1         104,022       9.5          82,492      10.5          63,876      11.1
                         ----------     -----      ----------     -----      ----------     -----      ----------     -----

    Total portfolio
      Loans              $1,212,430     100.0%     $1,095,744     100.0%     $  784,628     100.0%     $  578,112     100.0%
                         ==========     =====      ==========     =====      ==========     =====      ==========     =====
------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------
December 31
(Dollars in thousands)              1994
--------------------------------------------------
                             Amount           %
--------------------------------------------------
Commercial loans:
  Commercial and
    industrial            $   20,556       3.4%
  Real estate
    construction              11,259       1.9
  Commercial real
    estate mortgages          66,096      10.8
                          ----------     -----
    Total commercial
      loans                   97,911      16.1
Residential real
  estate mortgages           457,755      75.7
Installment loans             49,423       8.2
                          ----------     -----

    Total portfolio
      Loans               $  605,089     100.0%
                          ==========     =====
--------------------------------------------------------------------------------


     The total portfolio loans balance grew $116.7 million, or 11%, to $1.2 billion at December 31, 1998, after increasing 40% in 1997. Lending remained strong across all major categories in 1998. Commercial lending programs were successful in local markets served by the Company and marketing efforts directed at existing customers yielded additional home equity loans. The overall growth of the loan portfolio stems from the Company's efforts to enhance long-term profitability by improving the mix of earning assets on the balance sheet.

     Commercial loans increased $137.2 million, or 43%, to $459.7 million at December 31, 1998, after climbing 65% in 1997. This growth, which was concentrated primarily in commercial real estate loans, reflects the Company's efforts to complement traditional residential mortgage lending with commercial real estate lending. Residential real estate mortgage loans decreased $27.1 million, or 4%, to $642.1 million at December 31, 1998, after growing 32% a year earlier. Customers selected fixed rate residential mortgage loans during 1998, resulting in a lower percentage of variable rate residential real estate loans retained compared to prior years. Installment loans increased $6.6 million, or 6%, to $110.6 million at December 31, 1998, after rising 26% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending.

                                     Table 8
     Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

--------------------------------------------------------------------------------------------------------------------
                                                               After One
December 31, 1998                             Within          But Within            After
(In thousands)                              One Year          Five Years          Five Years               Total
--------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial               $    7,689         $    15,806         $     8,291           $    31,786
   Real estate construction                    29,479              48,385               6,903                84,767
   Commercial real estate mortgages            22,355             193,601             127,215               343,171
                                           ----------         -----------         -----------           -----------
     Total commercial loans                $   59,523         $   257,792         $   142,409           $   459,724
                                           ==========         ===========         ===========           ===========

Commercial Loans Maturing After One Year With:
   Predetermined rates                                        $   196,958         $    70,588
   Floating or adjustable rates                                    60,834              71,821
                                                              -----------         -----------
     Total                                                    $   257,792         $   142,409
                                                              ===========         ===========
--------------------------------------------------------------------------------------------------------------------

     The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 1998. The Company's total loan portfolio is geographically concentrated primarily in Michigan and Ohio as shown in the following table.

                                     Table 9
                    Geographic Distribution of Loan Portfolio

--------------------------------------------------------------------------------
December 31, 1998                                         Percent
(Dollars in thousands)                      Amount        of Total
--------------------------------------------------------------------------------
Michigan                               $    690,104            57%
Ohio                                        417,028            34
Indiana                                      30,340             3
Other states                                 74,958             6
                                       ------------           ---
   Total                               $  1,212,430           100%
                                       ============           ===
--------------------------------------------------------------------------------


Mortgage Loans Held for Sale

Mortgage loans held for sale increased $247.7 million, or 48%, to $761.2 million at December 31, 1998, after increasing 56% to $513.5 million at December 31, 1997. The increase in 1998 was primarily due to continued strong mortgage loan production volumes. The average mortgage loans held for sale balance in 1998 increased 87% over 1997 reflecting the Company's record level of mortgage loan production volumes throughout 1998.

Credit Risk Management

Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by senior management. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee.

     The Loan Review group within the Company's Risk Management Department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists. The results of these periodic reviews are reported to the Audit Committee of the Company's Board of Directors.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company's strategies for managing the related credit risk.

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and on obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 1998 and 1997, commercial real estate loans accounted for 93% and 87%, respectively, of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial and industrial loans are generally secured by the company's assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 1998 and 1997, these loans accounted for 53% and 61%, respectively, of total portfolio loans. Credit risk exposure in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to equity ratios and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Credit risk is further reduced since the majority of the Company's fixed rate, mortgage loan production and all of its sub-prime mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

     Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider debt to income levels and the creditworthiness of the borrower. In the home equity lending category, loan-to-value ratios generally are limited to 80% of collateral value. However, the Company may lend in excess of 80% of collateral value and often utilizes an unaffiliated insurance company to minimize the risk of the higher loan to value ratio loans.

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

                                    Table 10
                              Non-Performing Assets

-------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                           1998            1997           1996           1995            1994
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
     Commercial                             $   1,083        $  1,457       $  1,321        $   848        $    982
     Residential real estate mortgages         10,581           9,217          3,968            313           1,304
     Installment                                  448             307             50            131              79
                                            ---------        --------       --------        -------        ---------
       Total non-accrual loans                 12,112          10,981          5,339          1,292           2,365
Restructured loans                                  -               -              -            688           1,130
                                             --------        --------       --------        -------        --------
       Total non-performing loans              12,112          10,981          5,339          1,980           3,495
Other real estate owned                         4,276           1,671          1,250            980             586
                                            ---------        --------       --------        -------        --------
       Total non-performing assets          $  16,388        $ 12,652       $  6,589        $ 2,960        $  4,081
                                            =========        ========       ========        =======        ========
-------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of:
     Portfolio loans and OREO                    1.35%           1.15%           .84%           .51%            .67%
     Portfolio loans, mortgage loans held
       for sale and OREO                          .83             .79            .59            .30             .54
     Total assets                                 .75             .68            .44            .20             .30
-------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and still
  accruing interest:
     Commercial                              $     74        $      -       $      -        $   209        $    104
     Residential real estate mortgages              -             228            548             42               -
     Installment                                    -               6             22             94              35
                                             --------        --------       --------        -------        --------
       Total loans past due 90 days or more  $     74        $    234       $    570        $   345        $    139
                                             ========        ========       ========        =======        ========
-------------------------------------------------------------------------------------------------------------------

     Non-performing assets totaled $16.4 million at December 31, 1998, up $3.7 million from $12.7 million at December 31, 1997. The overall increase in total non-performing assets is attributable to the increases in non-accrual residential real estate mortgage loans and other real estate owned. The primary cause for the rise in non-accrual residential mortgages and other real estate owned was growth in the balance of portfolio residential mortgage loans over the last five years, which has increased 180%. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net loan charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

     Approximately $11.7 million, or .96%, of the loans in the loan portfolio at December 31, 1998, were 30 to 89 days delinquent, compared to $8.2 million, or
 .75% of portfolio loans, at December 31, 1997. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 1998, total loans on the watch list, excluding those categorized as non-accrual loans and loans past due 90 days and still accruing interest, were $5.1 million, or .4% of total portfolio loans, compared to $3.7 million, or .3% of total portfolio loans, at December 31, 1997.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 1998, 1997 and 1996 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

                                    Table 11
                    Forgone Interest on Non-Performing Loans

--------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31
(In thousands)                            1998                          1997                         1996
--------------------------------------------------------------------------------------------------------------------
                               Non-Accrual    Restructured  Non-Accrual   Restructured  Non-Accrual    Restructured
--------------------------------------------------------------------------------------------------------------------
Pro forma interest income        $   514         $    -         $   856      $     -         $  259       $    -
Interest income earned               247              -             478            -             34            -
                                 -------         ------         -------      -------         ------       ------
   Forgone interest income       $   267         $    -         $   378      $     -         $  225       $    -
                                 =======         ======         =======      =======         ======       ======
-------------------------------------------------------------------------------------------------------------------


Impaired Loans

At December 31, 1998 and 1997, the gross recorded investment in impaired loans totaled $1,083,000 and $1,457,000, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans (with the exception of residential mortgage and consumer installment loans) are applied against the principal balance. See Note 5 to the Consolidated Financial Statements for further discussion of impaired loans.

Provision and Allowance for Loan Losses

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

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

     Gross loan charge-offs increased $510,000 to $1.1 million in 1998, compared to $608,000 in 1997 and $758,000 in 1996. The ratio of net loan charge-offs to average loans, including loans held for sale, was .05% for 1998, compared to
 .03% for 1997 and .06% for 1996. Commercial loan net charge-offs as a percentage of average commercial loans was .04% for 1998, compared to .14% for 1997 and
 .24% for 1996. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .03% in 1998, zero for 1997 and .001% for 1996. Installment loan net charge-offs as a percentage of average installment loans was .30% for 1998, compared to .06% for 1997 and .26% for 1996.

                                    Table 12
                    Analysis of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                                    1998         1997         1996         1995          1994
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                         $   7,334    $   4,709     $  5,002     $  5,544     $   7,214
Loan charge-offs:
     Commercial loans                                      250          468          494          661         1,521
     Residential real estate mortgage loans                452           13           11           34            70
     Installment loans                                     416          127          253          150           114
                                                     ---------    ---------     --------       ------     ---------
       Total loan charge-offs                            1,118          608          758          845         1,705

Recoveries:
     Commercial loans                                       83          115          112          189           219
     Residential real estate mortgage loans                 52           20            2           47             -
     Installment loans                                     100           67           61           43            72
                                                     ---------    ---------     --------       ------     ---------
       Total recoveries                                    235          202          175          279           291
                                                     ---------    ---------     --------       ------     ---------
       Net loan charge-offs                                883          406          583          566         1,414
Provision charged to expense                             4,000        3,031          290           24            94
Allowance for commercial loans sold                          -            -            -            -          (350)
                                                     ---------    ---------     --------     --------     ---------
Balance at end of year                               $  10,451    $   7,334     $  4,709     $  5,002     $   5,544
                                                     =========    =========     ========     ========     =========
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   year-end portfolio loans                                .86%         .67%         .60%         .87%          .92%
Allowance for loan losses as a percentage of
   year-end non-performing loans                         86.28        66.79        88.18       252.64        158.61
Net charge-offs as a percentage of average
   total loans (including loans held for sale)             .05          .03          .06          .06           .20
-------------------------------------------------------------------------------------------------------------------

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

     The following table summarizes the Company's allocation of the allowance for loan losses for general, specific and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed necessary.

                                    Table 13
                   Allocation of the Allowance for Loan Losses

--------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                  1998                      1997                   1996                     1995
--------------------------------------------------------------------------------------------------------------------------------
                                              % of                     % of                    % of                      % of
                                              total                    total                   total                     total
                                Amount        loans      Amount        loans      Amount       loans      Amount         loans
--------------------------------------------------------------------------------------------------------------------------------
General allowances:
   Commercial loans            $ 2,339          38%     $ 2,173          29%     $ 1,895          25%     $ 1,172          23%
   Residential real estate
     mortgage loans              4,489          53        3,795          61        1,525          65          953          66
   Installment loans               551           9          432          10          307          10          212          11
                               -------                  -------                  -------                  -------
  Total general
    allowances                   7,379                    6,400                    3,727                    2,337

Specific allowances:
   Commercial loans                 --          --           --          --           78          --          350          --
   Residential real estate
     mortgage loans                 --          --           --          --           18          --           18          --
   Installment loans                --          --           --          --           --          --           --          --
                               -------      ------      -------      ------      -------      ------      -------      ------
  Total specific
    allowances                      --          --           --          --           96          --          368          --

Unallocated allowances           3,072          --          934          --          886          --        2,297          --
                               -------     -------      -------     -------      -------     -------      -------     -------

  Total allowance for
    loan losses                $10,451         100%     $ 7,334         100%     $ 4,709         100%     $ 5,002         100%
                               =======     =======      =======     =======      =======     =======      =======     =======
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------
December 31
(Dollars in thousands)                    1994
------------------------------------------------------
                                                % of
                                                total
                                  Amount        loans
------------------------------------------------------
General allowances:
   Commercial loans              $ 2,221          16%
   Residential real estate
     mortgage loans                  598          76
   Installment loans                 501           8
                                 -------
  Total general
    allowances                     3,320

Specific allowances:
   Commercial loans                   --          --
   Residential real estate
     mortgage loans                   --          --
   Installment loans                  --          --
                                 -------      ------
  Total specific
    allowances                        --          --

Unallocated allowances             2,224          --
                                 -------     -------

  Total allowance for
    loan losses                  $ 5,544         100%
                                 =======     =======
------------------------------------------------------



     The following table summarizes the graded loan categories used by the Company to determine the adequacy of the general allowance for loan losses at December 31, 1998, 1997 and 1996.

                                    Table 14
                       Graded Loan Categories Used in the
                   Allocation of the Allowance for Loan Losses

--------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                            1998                       1997                  1996
--------------------------------------------------------------------------------------------------------------
                                                   Loan                       Loan                  Loan
                                                  Amount(1)                  Amount(1)             Amount(1)
--------------------------------------------------------------------------------------------------------------
Graded loan categories:
    Pass (Superior, High and Satisfactory)     $ 2,200,457               $ 1,740,495           $ 1,206,450
    Special mention                                 11,659                    16,812                 9,460
    Substandard                                     17,290                    14,323                 7,170
    Doubtful                                            73                       252                   213
    Loss                                                 -                         -                     -
                                               -----------               -----------           -----------
      Total loans                              $ 2,229,479               $ 1,771,882           $ 1,223,293
                                               ===========               ===========           ===========
--------------------------------------------------------------------------------------------------------------


(1) Loan amounts include mortgage loans held for sale and unfunded commitments of $256 million, $163 million and $110 million at December 31, 1998, 1997 and 1996, respectively.

     Each element of the general allowance for December 31, 1998, 1997 and 1996 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to .25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 5%; Substandard - 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     The Company periodically reviews each commercial loan in excess of $25,000 and assigns a grade based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent mortgage and installment loans are reviewed bi-weekly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and installment loans are also reviewed in conjunction with the previously described review of any related commercial loan.

     Based upon these reviews, the Company determines the grades for its loan portfolio on a quarterly basis and computes the allowance for loan losses. Management believes this periodic review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general or specific reserve.

     The unallocated allowance for loan losses increased to $3.1 million at December 31, 1998 from $934,000 at December 31, 1997. The increase is primarily a result of (a) the 43% increase in the commercial loan balance in 1998; (b) the 10% increase in non-accrual loans in 1998; (c) the increase during 1998 in loans 30 to 89 days delinquent; and (d) the increase during 1998 in total loans on the watch credit list.

     The provision for loan losses increased to $4.0 million during 1998 from $3.0 million in 1997. General provisions were necessary as a result of the increase in the commercial loan portfolio, the increase in the non-accrual loans during 1998, the increase in loans 30 to 89 days delinquent in 1998 and the increase during 1998 in total loans on the watch credit list. In 1997, the provision for loan losses increased to $3.0 million from $290,000 in 1996. General provisions were necessary as a result of the growth in the commercial, residential real estate mortgages and installment loan balances. Additionally, general provisions were also necessary in 1997 as a result of the 106% increase in non-accrual loans. Non-accrual loans are included in the "substandard" classification in the Company's risk rating methodology.

     There have been no changes in the Company's estimation methods or assumptions since 1996.

Securities Available for Sale

The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The portfolio is comprised principally of U.S. Government agency obligations, obligations collateralized by U.S. Government-sponsored agencies, mainly in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term in nature or indexed to variable rates. At December 31, 1998, fixed rate investment securities within the portfolio, excluding municipal securities, totaled only $139,000.

     Investment securities totaled $47.3 million at December 31, 1998, a $72.6 million, or 61%, decrease from $119.9 million at December 31, 1997. This decrease reflects sales and maturities of securities primarily to fund growth in higher-yielding portfolio loans and mortgage loans held for sale. The investment securities portfolio constituted 2.2% of the Company's assets at year-end 1998, compared to 6.4% a year earlier.

     The following table summarizes the composition of the Company's investment securities portfolio at December 31, 1998 and 1997.

                                    Table 15
                    Securities Available For Sale Portfolio

--------------------------------------------------------------------------------
December 31
(In thousands)                                         1998         1997
--------------------------------------------------------------------------------
U.S. Treasury and Government agency securities     $  5,088     $ 40,806
Collateralized mortgage obligations                   1,443       24,249
Mortgage-backed securities                            6,310       23,568
Municipal and other securities                        3,190        3,185
Equity securities and investment in FHLB             31,238       28,073
                                                   --------     --------
     Total securities available for sale           $ 47,269     $119,881
                                                   ========     ========
--------------------------------------------------------------------------------

     The maturity distribution of and average yield information for investment securities held as of December 31, 1998 is provided in the following table.

                                    Table 16
        Maturity Distribution of Securities Available for Sale Portfolio

-------------------------------------------------------------------------------------------------------------------
December 31, 1998            Due Within           One to            Five to           After
(Dollars in thousands)        One Year          Five Years         Ten Years        Ten Years           Total
-------------------------------------------------------------------------------------------------------------------
                        Estimated           Estimated        Estimated          Estimated          Estimated
                         Market     Avg.     Market   Avg.    Market     Avg.    Market     Avg.    Market    Avg.
                          Value     Yield     Value  Yield     Value    Yield     Value     Yield    Value   Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
   Government agency
   securities            $     -      -%   $      -     - %   $      -     -%   $  5,088   6.37%   $   5,088  6.37%
Collateralized mortgage
obligations (2) (3)            -      -           -      -           -     -       1,443   4.81        1,443  4.81
Mortgage-backed
   securities (2) (3)          -      -          72   8.23           -     -       6,238   5.80        6,310  5.83
Municipal and other
   securities (1)             30   9.95         117   9.95         809  7.29       2,234   7.77        3,190  7.75
Equity securities         31,238   7.34           -      -           -     -           -      -       31,238  7.34
                         -------   ----    --------  -----    --------  ----    --------  ------   ---------  ----
   Total securities
     available for sale  $31,268   7.34%   $    189   9.29%   $    809  7.29%   $ 15,003   5.45%   $ 47,269    6.98%
                         =======   ====    ========  =====    ========  ====    ========  =====    ========    ====
-------------------------------------------------------------------------------------------------------------------


(1) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
(2)  Collateral guaranteed by U.S. Government agencies.
(3) All maturities beyond ten years are at variable rates or have estimated average lives of less than 1.1 years. The average yield presented represents the current yield on these securities.

Liabilities

Deposits

Total deposits, the Company's primary source of funding, grew 17% to $1.38 billion at December 31, 1998, after increasing 16% a year earlier. The Company's core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts, money market accounts, Individual Retirement Accounts (IRAs) and retail certificates of deposit. At year-end 1998, core deposits totaled $1.13 billion, a 16% increase when compared to $976.8 million at year-end 1997.

     The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 1998, these deposits totaled $34.7 million and $212.8 million, respectively, and represented 18% of total deposits on a combined basis. At December 31, 1997, brokered certificates of deposit totaled $83.5 million and municipal certificates of deposit totaled $117.0 million, representing 17% of total deposits on a combined basis.

                                    Table 17
      Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)                                1998
--------------------------------------------------------------------------------
Three months or less                      $219,333
Over three months through six months        61,600
Over six months through twelve months       74,825
Over twelve months                          30,083
                                          --------
     Total                                $385,841
                                          ========
--------------------------------------------------------------------------------

Short-Term Borrowings

Short-term borrowings decreased $4.8 million, or 8%, to $53.5 million at December 31, 1998, following a 52% decline to $58.3 million a year earlier. Included in short-term borrowings at year-end 1998 were federal funds purchased and treasury, tax and loan demand notes. The amount provided by these funding sources has declined over the past two years due to increases in total deposits and short- and long-term FHLB advances. See Note 8 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

The Company's bank subsidiary routinely utilizes FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loan production and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the total advances. Total FHLB advances were $456.6 million at December 31, 1998 compared to $366.6 million at December 31, 1997, representing a 25% increase. This increase was primarily attributable to the utilization of short-term FHLB advances to fund mortgage loan originations. See Note 9 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

Long-term debt totaled $47.5 million at December 31, 1998 and 1997. See Note 10 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

Shareholders' equity increased $19.3 million, or 15%, to $150.4 million at December 31, 1998, after increasing 8% to $131.1 million a year earlier. The increase in shareholders' equity during 1998 resulted primarily from the retention of $15.3 million in net income after dividends. In addition, fewer common shares were repurchased during the year under the Company's stock repurchase plan--77,250 shares in 1998 versus 624,100 shares in 1997. The Company declared $7.5 million in cash dividends to shareholders in 1998, a 9% increase over the amount declared in 1997.

     On December 1, 1998, prior to the announcement of the Company's merger with D&N Financial, the Board of Directors formerly rescinded the Company's stock repurchase program.

     The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 10.20% at December 31, 1998, compared to 10.35% a year ago. The slight decline in this ratio resulted primarily from an increase in risk-weighted assets due to growth in the loan portfolio. For further information regarding regulatory capital requirements, see Note 22 to the Consolidated Financial Statements.

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

     Short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, core deposit growth, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 1998, the Company's balance of certificates of deposit maturing within the next twelve months was $664.6 million. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

     The parent company has two major funding sources to meet its liquidity requirements: dividends from its subsidiary and access to the capital markets. On December 31, 1998, $68.5 million was available within the bank subsidiary for payment of dividends to the parent company without prior regulatory approval, compared to $35.5 million at December 31, 1997. Also, at December 31, 1998, the parent company had interest-earning deposits of $28.0 million at Republic Bank to meet any liquidity requirements.

     As discussed in Item 1 of the Company's 1998 Annual Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

         At December 31, 1998, Republic Bank had available $52.0 million in unused lines of credit with third parties for federal funds purchased and $184.1 million available in unused borrowings with the FHLB.

Forward-Looking Statements

The sections that follow entitled "Market Risk Management" and "Impact of Year 2000" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of the Company's 1998 Annual Report on Form 10-K.

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

Asset and Liability Management

The primary objective of asset and liability management is to maintain stability in the level of net interest income by producing the optimal yield and maturity mix of assets and liabilities within the interest rate risk limits set by the Company's Asset and Liability Management Committee (ALCO) and consistent with projected liquidity needs and capital adequacy requirements.

Interest Rate Risk Management

The Company's ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at each of the Company's subsidiaries is responsible for ensuring that the subsidiary asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

     During 1998, short-term and long-term interest rates decreased fairly significantly. The three-month treasury-bill decreased 88 basis points from December 31, 1997 to December 31, 1998, while the 30-year treasury bond decreased 83 basis points and the prime lending rate decreased 75 basis points during 1998. As a result of these rate decreases, the demand for residential loans increased significantly during 1998. Commercial lending was also positively affected by the drop in interest rates. The Company funded the mortgage loans held for sale growth primarily with short-term FHLB borrowings, short-term municipal deposits and core deposit growth. Commercial loan growth was funded primarily with core deposit growth and long-term FHLB borrowings. The Company was able to increase its net interest margin 8 basis points to 3.24% during 1998 because short-term and long-term borrowing costs fell and the Company reduced its rates paid on many deposit products.

     The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans in this balance are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to both closely match its liquidity needs as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 20 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to market risk during the period after the loans close but before they are sold to investors. To minimize this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

     The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

     Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 1998, the cumulative one-year gap was a positive 7.67% of total earning assets. At December 31, 1997, the cumulative one-year gap was a positive 4.25% of total earning assets.

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

                                    Table 18
                             Static Gap Analysis(1)

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Within         4 Months           1 to           5 Years
(Dollars in thousands)                                3 Months        to 1 Year         5 Years         or Over           Total
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Interest-Earning Assets:
   Federal funds sold and other money market
     investments                                     $   14,106      $       --       $       --       $       --      $   14,106
   Mortgage loans held for sale                         761,227              --               --               --         761,227
   Securities available for sale                         36,978           1,956            1,114            7,221          47,269
   Loans, net of unearned income                        351,817         212,212          459,614          188,787       1,212,430
                                                     ----------      ----------       ----------       ----------      ----------
     Total interest-earning assets                   $1,164,128      $  214,168       $  460,728       $  196,008      $2,035,032
                                                     ==========      ==========       ==========       ==========      ==========

Interest-Bearing Liabilities:
   Deposits:
     Savings and NOW accounts                        $       --      $  190,879       $  183,745       $       --      $  374,624
     Money market accounts                                   --          59,441           46,158               --         105,599
     Certificates of deposit:
       Under $100,000                                   110,695         198,178           69,166              441         378,480
       $100,000 or more                                 219,333         136,425           30,083               --         385,841
                                                     ----------      ----------       ----------       ----------      ----------
         Total certificates of deposit                  330,028         334,603           99,249              441         764,321
                                                     ----------      ----------       ----------       ----------      ----------
           Total interest-bearing deposits              330,028         584,923          329,152              441       1,244,544
   Short-term borrowings (2)                             53,500              --               --               --          53,500
   FHLB advances                                        198,000          55,700          187,868           15,000         456,568
   Long-term debt                                            --              --           47,500               --          47,500
                                                     ----------      ----------       ----------       ----------      ----------
     Total interest-bearing liabilities              $  581,528      $  640,623       $  564,520       $   15,441      $1,802,112
                                                     ==========      ==========       ==========       ==========      ==========

Interest rate sensitivity gap                        $  582,600      $ (426,455)      $ (103,792)      $  180,567      $  232,920
As a percentage of total interest-earning assets          28.63%         (20.96)%          (5.10)%           8.87%          11.45%

Cumulative interest rate sensitivity gap             $  582,600      $  156,145       $   52,353       $  232,920
As a percentage of total interest-earning assets          28.63%           7.67%            2.57%          11.45%
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997
Interest-Earning Assets:
   Federal funds sold and other money market
     investments                                     $    2,210      $       --       $       --       $       --      $    2,210
   Mortgage loans held for sale                         513,533              --               --               --         513,533
   Securities available for sale                        101,150           4,213            1,877           12,641         119,881
   Loans, net of unearned income                        268,562         261,426          378,422          187,334       1,095,744
                                                     ----------      ----------       ----------       ----------      ----------
     Total interest-earning assets                   $  885,455      $  265,639       $  380,299       $  199,975      $1,731,368
                                                     ==========      ==========       ==========       ==========      ==========

Interest-Bearing Liabilities:
   Deposits:
     Savings and NOW accounts                        $       --      $  155,148       $  135,914       $       --      $  291,062
     Money market accounts                                   --          55,635           42,026               --          97,661
     Certificates of deposit:
       Under $100,000                                    62,172         185,255          113,718              337         361,482
       $100,000 or more                                 154,919         128,076           47,449               --         330,444
                                                     ----------      ----------       ----------       ----------      ----------
         Total certificates of deposit                  217,091         313,331          161,167              337         691,926
                                                     ----------      ----------       ----------       ----------      ----------
           Total interest-bearing deposits              217,091         524,114          339,107              337       1,080,649
   Short-term borrowings (2)                             57,315             959               --               --          58,274
   FHLB advances                                        216,000          62,000           88,632               --         366,632
   Long-term debt                                            --              --           34,000           13,500          47,500
                                                     ----------      ----------       ----------       ----------      ----------
     Total interest-bearing liabilities              $  490,406      $  587,073       $  461,739       $   13,837      $1,553,055
                                                     ==========      ==========       ==========       ==========      ==========

Interest rate sensitivity gap                        $  395,049      $ (321,434)      $  (81,440)      $  186,138      $  178,313
As a percentage of total interest-earning assets          22.82%         (18.57)%          (4.70)%         10.75%           10.30%

Cumulative interest rate sensitivity gap             $  395,049      $   73,615       $   (7,825)      $  178,313
As a percentage of total interest-earning assets          22.82%           4.25%           (0.45)%          10.30%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.

(2) Includes federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

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

     As of December 31, 1998, the earnings simulation model projects net interest income would increase by 10.0% of base net interest income for 1999, assuming an immediate parallel shift upward in market interest rates by 300 basis points. If market interest rates fall by 300 basis points, the model projects net interest income would decrease by 14.1%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as asset-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Impact of Interest Rate Fluctuations and Inflation on Earnings

Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities may be adversely impacted. Significant increases in interest rates make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the Company's volume of loans originated may be reduced and the potential reduction in the related interest income may be much larger than would implied by a simple linear extrapolation of the results generated by the earnings simulation model. The Company's fair value of its mortgage servicing portfolio does increase, however, in a rising interest rate environment. Significant decreases in interest rates typically result in higher loan prepayment activity, which reduces interest income and causes the Company's mortgage servicing rights to decrease in value. However, a lower interest rate environment would enable more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, therefore resulting in higher mortgage loan production activity as well as interest income.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. Management of the Company has developed and maintains a Year 2000 Compliance Plan. The status of the Plan was reviewed quarterly by the Company's Board of Directors through 1998 and is being reviewed monthly in 1999. This Plan contains requirements for assessing the impact of the Year 2000 on critical computer systems and applications and for modifying, replacing and testing certain hardware and software maintained by the Company so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's computer systems are typically standard hardware from national computer hardware vendors. The Company's computer software is typically purchased software from national vendors, and is installed and operated without major modifications. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's Year 2000 Compliance Plan has been prepared in accordance with the Federal Financial Institutions Examination Council (FFIEC) guidelines on Year 2000 Compliance and involves the following five phases: awareness, assessment, renovation, testing, and implementation. To date, the Company has completed the awareness, assessment and renovation phases of the Year 2000 Compliance Plan. As a part of the assessment phase, certain ancillary applications were identified as not being Year 2000 compliant and have been successfully replaced. The assessment of hardware compliance has found all mission critical systems compliant, with the exception of one mortgage banking hardware platform which has been replaced, and with only minimal personal computer equipment not compliant. This personal computer equipment will be replaced during the normal course of business. In addition, due to the Company's business operating needs, the Company's core banking system has recently been converted to a new system, including complete replacement of hardware and software.

         The testing of mission critical third party hardware and software systems is approximately 70% completed, noting no Year 2000 compliance issues. The Company is expected to complete the validation/testing phase for mission critical systems by March 31, 1999 and is expected to complete the Year 2000 project no later than June 30, 1999. The total Year 2000 project cost for the Company is estimated at $1.3 million and is being funded through operating cash flows. To date, the Company has incurred approximately $540,000 ($180,000 expensed and $360,000 capitalized for new systems hardware and software). The remaining $760,000 relates principally to validation/testing and capitalization of equipment and software and is not expected to have a material effect on the Company's results of operations, liquidity or capital resources.

         The impact of the Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's systems and processes are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Company has received communications from the all mission critical third party vendors and the majority of other third party vendors either confirming that the third parties software systems are Year 2000 compliant or providing the Company with a time line of an expected compliance date by mid-1999. All third party vendors with a direct interface to the Company's computer systems will be fully tested during the validation/testing phase. The Company is continuing to seek assurances that the systems of other companies on which the Company's systems rely will be timely converted or modified.

         The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, Republic Bank has identified its material borrowers and have assessed these borrowers' Year 2000 preparedness. The material borrowers' Year 2000 readiness will be monitored periodically, based on the level of risk that the Year 2000 has been estimated to potentially impact the business of each borrower. The Company's risk of material loss due to customer failure to adequately prepare for the Year 2000 is reduced as a result of 93% of the Company's commercial loan portfolio being secured by real estate.

         The Company is preparing general contingency plans to address unforeseen Year 2000 issues, including plans in the event that, despite all efforts to ensure Year 2000 Compliance, mission critical systems still experience difficulties or other significant third parties fail to adequately address Year 2000 issues. These plans involve the operation of systems in an off-line "limited computerized" environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. The Company has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner.

         The Company is also enhancing its existing business resumption plans for both information and non-information technology areas to reflect Year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources, in addressing any year 2000 difficulties that become evident as a result of Year 2000 issues. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

         The costs of the project and the date on which the Company projects it will complete the Year 2000 modifications were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, without limitation, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, under the most reasonably likely worst case scenario, the Company could be unable to process customer loan and deposit transactions, perform interest computations or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Accounting and Financial Reporting Developments

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this Statement had no impact on the Company's net income or shareholders' equity. This Statement requires unrealized gains or losses on the Company's available for sale securities, which prior to the adoption were reported separately in shareholders' equity, to be included in comprehensive income.

     Also effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic area, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 19 of the Notes to Consolidated Financial Statements for further discussion of segment information.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                                          1998                           1997
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                 $     17,627                   $     27,458
Interest-earning deposits with banks                                          14,106                          2,210
                                                                        ------------                   ------------
     Cash and cash equivalents                                                31,733                         29,668
Mortgage loans held for sale                                                 761,227                        513,533
Securities available for sale                                                 47,269                        119,881
Loans, net of unearned income                                              1,212,430                      1,095,744
Less allowance for loan losses                                               (10,451)                        (7,334)
                                                                        ------------                   ------------
     Net loans                                                             1,201,979                      1,088,410
Premises and equipment                                                        18,180                         12,505
Mortgage servicing rights                                                     59,445                         58,413
Other assets                                                                  75,779                         50,483
                                                                        ------------                   ------------
     Total assets                                                       $  2,195,612                   $  1,872,893
                                                                        ============                   ============

Liabilities
Noninterest-bearing deposits                                            $    134,147                   $     96,644
Interest-bearing deposits:
   NOW accounts                                                               30,987                         29,561
   Savings and money market accounts                                         449,236                        359,162
   Certificates of deposit                                                   764,321                        691,926
                                                                        ------------                   ------------
     Total interest-bearing deposits                                       1,244,544                      1,080,649
                                                                        ------------                   ------------
       Total deposits                                                      1,378,691                      1,177,293
Federal funds purchased, securities sold
   under agreements to repurchase and
   other short-term borrowings                                                53,500                         58,274
FHLB advances                                                                456,568                        366,632
Accrued expenses and other liabilities                                       108,009                         91,142
Long-term debt                                                                47,500                         47,500
                                                                        ------------                   ------------
     Total liabilities                                                     2,044,268                      1,740,841

Minority interest                                                                927                            964

Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding                                                     -                              -
Common stock, $5 par value; 30,000,000 shares
   authorized; 23,753,165 and 23,347,803 shares
   issued and outstanding in 1998 and 1997,
   respectively                                                              118,766                         93,391
Capital surplus                                                               28,456                         37,221
Retained earnings                                                              3,432                          1,274
Accumulated other comprehensive income (loss)                                   (237)                          (798)
                                                                        ------------                   ------------
     Total shareholders' equity                                              150,417                        131,088
                                                                        ------------                   ------------

     Total liabilities and shareholders' equity                         $  2,195,612                   $  1,872,893
                                                                        ============                   ============

-------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

---------------------------------------------------------------------------------------------------
Years Ended December 31
(Dollars in thousands, except per share data)                   1998           1997           1996
---------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                                 $ 141,537      $ 105,819      $  80,436
Interest on investment securities                              4,109         12,769         18,273
Interest on federal funds sold                                   243            141            282
Interest on interest-earning deposits with banks                 116            123            156
                                                           ---------      ---------      ---------
   Total interest income                                     146,005        118,852         99,147
                                                           ---------      ---------      ---------

Interest Expense
Interest on deposits:
   NOW accounts                                                  602            993          1,358
   Savings and money market accounts                          14,962         12,331          8,882
   Certificates of deposits                                   43,531         35,662         32,028
                                                           ---------      ---------      ---------
     Total interest expense on deposits                       59,095         48,986         42,268
Federal funds purchased and securities sold
   under agreements to repurchase                              2,307          5,715          8,378
Other short-term borrowings                                      155            466          1,944
Interest on FHLB advances                                     21,372         13,275          6,094
Interest on long-term debt                                     3,435          3,470          3,743
                                                           ---------      ---------      ---------
   Total interest expense                                     86,364         71,912         62,427
                                                           ---------      ---------      ---------
   Net interest income                                        59,641         46,940         36,720
Provision for loan losses                                      4,000          3,031            290
                                                           ---------      ---------      ---------
   Net interest income after provision for loan losses        55,641         43,909         36,430
                                                           ---------      ---------      ---------


Noninterest Income
Mortgage banking revenue                                     132,600         93,700         86,377
Service charges                                                1,513          1,446          1,218
Investment securities gains (losses)                            (305)          (497)           766
Gain on sale of SBA loans                                      2,145          1,065          1,242
Gain on sale of bank branches and deposits                        --          4,442             --
Other noninterest income                                       1,488          2,359          1,243
                                                           ---------      ---------      ---------
   Total noninterest income                                  137,441        102,515         90,846
                                                           ---------      ---------      ---------

Noninterest Expense
Salaries and employee benefits                                50,787         48,358         42,589
Mortgage loan commissions and incentives                      56,297         29,767         24,590
Occupancy expense of premises                                  8,250          7,022          6,145
Equipment expense                                              5,263          4,538          4,626
SAIF assessment fee                                               --             --          1,500
Other noninterest expenses                                    36,869         28,057         25,042
                                                           ---------      ---------      ---------
   Total noninterest expense                                 157,466        117,742        104,492
                                                           ---------      ---------      ---------
Income before income taxes and extraordinary item             35,616         28,682         22,784
Provision for income taxes                                    12,726          9,893          7,718
                                                           ---------      ---------      ---------
Income before extraordinary item                              22,890         18,789         15,066
Extraordinary item - loss on early redemption of
   debt, net of tax                                               --             --           (388)
                                                           ---------      ---------      ---------

Net Income                                                 $  22,890      $  18,789      $  14,678
                                                           =========      =========      =========

Basic Earnings Per Share:
Income before extraordinary item                           $     .97      $     .80      $     .63
Extraordinary item                                                --             --           (.02)
                                                           ---------      ---------      ---------

Net income per share--basic                                $     .97      $     .80      $     .61
                                                           =========      =========      =========
Diluted Earnings Per Share:
Income before extraordinary item                           $     .96      $     .79      $     .61
Extraordinary item                                                --             --           (.02)
                                                           ---------      ---------      ---------
Net income per share--assuming dilution                    $     .96      $     .79      $     .59
                                                           =========      =========      =========
---------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

----------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                           Number of                                         Other          Total
                                            Common      Common      Capital    Retained  Comprehensive   Shareholders'
(In thousands, except per share data)       Shares       Stock      Surplus    Earnings  Income (loss)      Equity
----------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                  16,478   $  82,390   $  43,177   $   2,172   $  (1,363)    $   126,376
Comprehensive Income:
   Net Income                                                                    14,678                      14,678
   Unrealized holding loss on securities,
     net of $316 income tax benefit                                                            (587)           (587)
   Reclassification adjustment for gains
     included in net income, net of $268
     income tax expense                                                                        (498)           (498)
                                                                                          ----------    ------------
   Net unrealized gains on securities,
     net of tax                                                                              (1,085)         (1,085)
                                                                                                        ------------
   Comprehensive income                                                                                      13,593
Cash dividends declared ($.27 per share)                                         (6,531)                     (6,531)
Awards of common shares under
   Restricted Stock Plan                                               (790)                                   (790)
Amortization of restricted stock                                        648                                     648
10% common share dividend                     1,565       7,827       1,398      (9,240)                        (15)
Issuance of common shares:
   Through exercise of stock options            212       1,062         (28)                                  1,034
   Through exercise of stock warrants             2           9          (3)                                      6
   Through employee stock awards                 65         325         422                                     747
Tax benefit relating to exercise of
   stock options                                                        514                                     514
Repurchase of common shares                  (1,193)     (5,967)     (7,800)                                (13,767)
                                          ---------   ---------   ---------   ----------  ---------     -----------
Balances at December 31, 1996                17,129      85,646      37,538       1,079      (2,448)        121,815
Comprehensive Income:
   Net Income                                                                    18,789                      18,789
   Unrealized holding gains on securities,
     net of $715 income tax expense                                                           1,327           1,327
   Reclassification adjustment for losses
     included in net income, net of $174
     income tax benefit                                                                         323             323
                                                                                          ---------     -----------
   Net unrealized gains on securities,
     net of tax                                                                               1,650           1,650
                                                                                                        -----------
   Comprehensive income                                                                                      20,439
Cash dividends declared ($.30 per share)                                         (6,950)                     (6,950)
Awards of common shares under
   Restricted Stock Plan                                             (1,575)                                 (1,575)
Amortization of restricted stock                                        824                                     824
10% common share dividend                     1,693       8,466       3,155     (11,644)                        (23)
Issuance of common shares:
   Through exercise of stock options            289       1,446         115                                   1,561
   Through exercise of stock warrants            53         264         (70)                                    194
   Through employee stock awards                138         690       1,196                                   1,886
Tax benefit relating to exercise
   of stock options                                                   1,123                                   1,123
Repurchase of common shares                    (624)     (3,121)     (5,085)                                 (8,206)
                                          ---------   ---------   ---------   ---------   ---------     -----------
Balances at December 31, 1997                18,678      93,391      37,221       1,274        (798)        131,088
----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Continued)

----------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                           Number of                                         Other           Total
                                            Common      Common      Capital    Retained  Comprehensive   Shareholders'
(In thousands, except per share data)       Shares       Stock      Surplus    Earnings  Income (loss)      Equity
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                18,678   $  93,391   $  37,221   $   1,274   $    (798)    $   131,088
Comprehensive Income:
   Net Income                                                                    22,890                      22,890
   Unrealized holding gains on securities,
     net of $195 income tax expense                                                             363             363
   Reclassification adjustment for losses
     included in net income, net of $107
     income tax benefit                                                                         198             198
                                                                                          ---------     -----------
   Net unrealized gains on securities,
     net of tax                                                                                 561             561
                                                                                                        -----------
   Comprehensive income                                                                                      23,451
Cash dividends declared ($.32 per share)                                         (7,549)                     (7,549)
Awards of common shares under
     Restricted Stock Plan                                           (1,640)                                 (1,640)
Amortization of restricted stock                                        979                                     979
5 for 4 stock split                           4,737      23,685     (10,538)    (13,183)                        (36)
Issuance of common shares:
   Through exercise of stock options            117         585         354                                     939
   Through exercise of stock warrants           135         673        (215)                                    458
   Through employee stock awards                163         818       2,255                                   3,073
Tax benefit relating to exercise of stock
   options and warrants and vesting of
   restricted stock                                                     873                                     873
Repurchase of common shares                     (77)       (386)       (833)                                 (1,219)
                                          ---------   ---------   ---------   ---------   ---------     -----------
Balances at December 31, 1998                23,753   $ 118,766   $  28,456   $   3,432   $    (237)    $   150,417
                                          =========   =========   =========   =========   ==========    ===========
----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                           $    22,890      $    18,789      $    14,678
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                         5,602            5,099            5,258
     Amortization and impairment of mortgage servicing rights             16,415            6,918            7,616
     Net gains on sale of mortgage servicing rights                      (37,572)         (29,398)         (33,041)
     Net losses (gains) on sale of securities available for sale             305              497             (766)
     Net gains on sale of loans                                           (5,602)          (4,568)          (5,488)
     Proceeds from sale of mortgage loans held for sale                5,389,303        3,340,995        3,244,436
     Origination of mortgage loans held for sale                      (5,636,997)      (3,525,371)      (3,150,229)
     (Increase) decrease in other assets                                 (37,497)           8,855           (5,205)
     Increase in other liabilities                                        16,829           41,899            5,928
     Other, net                                                           (6,652)          (1,842)          (3,292)
                                                                     -----------      -----------      -----------
       Total adjustments                                                (295,866)        (156,916)          65,217
                                                                     -----------      -----------      -----------
       Net cash (used in) provided by operating activities              (272,976)        (138,127)          79,895


Cash Flows From Investing Activities:
Proceeds from sale of mortgage servicing rights                           74,997           26,483           53,182
Additions to mortgage servicing rights                                   (44,845)         (29,161)         (19,638)
Proceeds from sale of securities available for sale                       59,033          189,161          145,422
Proceeds from maturities/principal payments of
   securities available for sale                                          21,513           31,873           57,139
Purchase of securities available for sale                                 (8,098)        (111,109)        (115,115)
Proceeds from sale of loans                                              260,316          207,817          215,636
Net increase in loans made to customers                                 (370,340)        (511,641)        (415,126)
Proceeds from sale of fixed assets                                           208            4,194               --
                                                                     -----------      -----------      -----------
       Net cash used in investing activities                              (7,216)        (192,383)         (78,500)

--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

-------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                      1998           1997           1996
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in total deposits                                 $ 201,399      $ 215,722      $  81,973
Purchase of bank branch deposits                                      --             --         27,005
Sale of bank branch deposits                                          --        (52,136)            --
Net decrease in short-term borrowings                             (4,774)       (62,765)      (141,899)
Net increase in short-term FHLB advances                          52,000        117,000          4,500
Proceeds from long-term FHLB advances                             70,000        156,432         49,200
Payments on long-term FHLB advances                              (32,064)       (41,000)            --
Payments on long-term debt                                            --         (1,792)       (25,649)
Proceeds from issuance of senior debentures and
   subordinated notes, net of issuance costs                          --            (30)        22,233
Net proceeds from issuance of common shares                        4,470          1,755          1,040
Repurchase of common shares                                       (1,219)        (6,320)       (13,020)
Dividends paid                                                    (7,555)        (6,802)        (6,305)
                                                               ---------      ---------      ---------
       Net cash provided by (used in) financing activities       282,257        320,064           (922)
                                                               ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               2,065        (10,446)           473
Cash and cash equivalents at beginning of year                    29,668         40,114         39,641
                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year                       $  31,733      $  29,668      $  40,114
                                                               =========      =========      =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                                    $  84,807      $  72,004      $  63,233
   Income taxes                                                $   4,742      $   6,153      $   8,576

Supplemental Schedule of Non-Cash Investing Activities:
   Portfolio loan charge-offs                                  $   1,118      $     608      $     758

-------------------------------------------------------------------------------------------------------

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has two primary lines of business: (1) commercial and retail banking and (2) mortgage banking. Financial products are offered to consumers and businesses through the 40 retail bank branches of its banking subsidiary located in Michigan, Ohio and Indiana. The Company also maintains a nationwide mortgage banking network of 134 offices located in 21 states. In addition, the Company performs residential mortgage loan servicing for the benefit of others with responsibilities ranging from collecting and remitting loan payments to supervising foreclosure proceedings.

Principles of Consolidation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Republic Bancorp Inc.; its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned mortgage company subsidiaries, Republic Bancorp Mortgage Inc. and CUB Funding Corporation, and its 80% majority-owned mortgage company subsidiary, Market Street Mortgage Corporation). Republic Bancorp Mortgage Inc. has three divisions: Home Funding Inc., Unlimited Mortgage Services and Exchange Mortgage Corporation. On January 1, 1999, Republic Savings merged with and into Republic Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentations.

Use of Estimates

     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. Actual results could differ from these estimates.

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

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost basis of mortgage loans held for sale is adjusted by any gains or losses generated from corresponding forward commitments to sell the loans to investors in the secondary market. Such commitments are generally entered into prior to closing to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

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

Allowance for Loan Losses

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

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

     Each element of the general allowance for December 31, 1998, 1997 and 1996 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to .25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 5%; Substandard - 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     The Company periodically reviews each commercial loan in excess of $25,000 and assigns a grade based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent mortgage and installment loans are reviewed bi-weekly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and installment loans are also reviewed in conjunction with the previously described review of any related commercial loan.

     Based upon these reviews, the Company determines the grade for its loan portfolio on a quarterly basis and computes the allowance for loan losses. Management believes the periodic review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general or specific reserve.

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

     Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment speeds, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs, and the related valuation allowance, to change significantly in the future.

Goodwill

     The excess of cost over the fair value of net assets acquired is included in other assets and is amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 to 15 years.

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

Earnings Per Share

     Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share include any dilutive effects of options and warrants.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25 when accounting for its employee stock compensation plans. Therefore, no compensation costs are charged against income for stock option grants. Accordingly, the Company is required to disclose pro forma net income and earnings per share information as if compensation expense had been recognized for stock options granted based on the fair value method prescribed by SFAS No. 123. See Note 13 to the Consolidated Financial Statements.

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

Note 2.    Acquisitions and Divestitures

The Company completed the following acquisitions and divestitures in the years indicated. The purchase price for each acquisition was immaterial, and all acquisitions were accounted for under the purchase method of accounting unless otherwise noted. With the exception of the sale of bank branches, these transactions did not have a significant impact on the Company's results of operations.

During 1998:
     In May 1998, the Company acquired certain assets and the mortgage origination network of World Class Mortgage Corporation of Naperville, Illinois. The mortgage operation has one office and operates as a loan production office of Republic Bank.

     In December 1998, the Company and D&N Financial Corporation ("D&N Financial"), headquartered in Troy and Hancock, Michigan, entered into an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, D&N Financial will merge with and into the Company and the Company will be the surviving corporation. The combined company will be the fourth largest bank holding company in Michigan with over $4 billion in assets and 187 offices, including 87 retail and commercial banking offices in Michigan, Ohio and Indiana and 100 mortgage loan production offices in 21 states. The merger is subject to normal regulatory approvals and the approval of the shareholders of both companies. The transaction is expected to close in the second quarter of 1999. Under the terms of the Merger Agreement, the Merger will be accomplished through a tax-free exchange of shares and accounted for as a pooling-of-interests.

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

Notes to Consolidated Financial Statements

Note 3.  Securities Available for Sale

Information regarding the Company's securities available for sale portfolio follows:

--------------------------------------------------------------------------------------------------------
                                                                     Gross       Gross       Estimated
                                                      Amortized   Unrealized   Unrealized       Fair
(In thousands)                                           Cost        Gains       Losses         Value
--------------------------------------------------------------------------------------------------------
December 31, 1998:
   U.S. Treasury and Government agency securities     $  5,161     $     --     $     73     $  5,088
   Collateralized mortgage obligations                   1,455           --           12        1,443
   Mortgage-backed securities                            6,374            1           65        6,310
   Municipal and other securities                        3,009          181           --        3,190
                                                      --------     --------     --------     --------
     Total debt securities                              15,999          182          150       16,031
   Equity securities and investment in FHLB             31,634           --          396       31,238
                                                      --------     --------     --------     --------
     Total securities available for sale              $ 47,633     $    182     $    546     $ 47,269
                                                      ========     ========     ========     ========

December 31, 1997:
   U.S. Treasury and Government agency securities     $ 40,900     $    119     $    213     $ 40,806
   Collateralized mortgage obligations                  24,283           34           68       24,249
   Mortgage-backed securities                           24,020            3          455       23,568
   Municipal and other securities                        3,051          134           --        3,185
                                                      --------     --------     --------     --------
     Total debt securities                              92,254          290          736       91,808
   Equity securities and investment in FHLB             28,855           --          782       28,073
                                                      --------     --------     --------     --------
     Total securities available for sale              $121,109     $    290     $  1,518     $119,881
                                                      ========     ========     ========     ========
--------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of securities available for sale at December 31, 1998, by contractual maturity, are shown on the following table. Variable rate mortgage-backed securities are indexed to the 11th District Cost of Funds. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations are approximately 1.0 year. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

-----------------------------------------------------------------------------------------------------------------------------
December 31, 1998                   Due Within                One to                 Five to                After
(In thousands)                       One Year               Five Years              Ten Years             Ten Years
-----------------------------------------------------------------------------------------------------------------------------
                                           Estimated                Estimated              Estimated               Estimated
                              Amortized     Market     Amortized     Market    Amortized     Market    Amortized    Market
                                 Cost       Value         Cost       Value        Cost       Value       Cost       Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
   Government agency
   securities                  $    --     $    --     $    --     $    --     $    --     $    --     $ 5,161     $ 5,088
Collateralized mortgage
   obligations                      --          --          --          --          --          --       1,455       1,443
Mortgage-backed securities          --          --          70          72          --          --       6,304       6,238
Municipal and other
   securities                       30          30         115         117         770         809       2,094       2,234

Equity securities               31,634      31,238          --          --          --          --          --          --
                               -------     -------     -------     -------     -------     -------     -------     -------
   Total securities
     available for sale        $31,664     $31,268     $   185     $   189     $   770     $   809     $15,014     $15,003
                               =======     =======     =======     =======     =======     =======     =======     =======
-----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------
December 31, 1998
(In thousands)                      Total
----------------------------------------------------
                                          Estimated
                              Amortized     Market
                                Cost        Value
----------------------------------------------------
U.S. Treasury and
   Government agency
   securities                $ 5,161     $ 5,088
Collateralized mortgage
   obligations                 1,455       1,443
Mortgage-backed securities     6,374       6,310
Municipal and other
   securities                  3,009       3,190
Equity securities             31,634      31,238
                             -------     -------
   Total securities
     available for sale      $47,633     $47,269
                             =======     =======


Notes to Consolidated Financial Statements

Sales of investment securities resulted in the following realized gains and losses:

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                              1998           1997           1996
--------------------------------------------------------------------------------
Proceeds from sales                    $  59,033      $ 189,161      $ 145,422
Realized gains (losses):
   Securities gains                    $     390      $     742      $     824
   Securities losses                        (695)        (1,239)           (58)
                                       ---------      ---------      ---------
     Net securities gains (losses)     $    (305)     $    (497)     $     766
                                       =========      =========      =========
--------------------------------------------------------------------------------

Securities with a carrying value of approximately $8.8 million and $30.9 million at December 31, 1998 and 1997, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Note 4.  Loans

Information regarding the Company's loan portfolio follows:

--------------------------------------------------------------------------------
December 31
(In thousands)                                     1998            997
--------------------------------------------------------------------------------
Commercial:
   Commercial and industrial                 $   31,786     $   41,095
   Real estate construction                      84,767         48,346
   Commercial real estate mortgages             343,171        233,078
                                             ----------     ----------
     Total commercial loans                     459,724        322,519
Residential real estate mortgages               642,129        669,203
Installment loans                               110,577        104,022
                                             ----------     ----------
     Total loans, net of unearned income     $1,212,430     $1,095,744
                                             ==========     ==========
--------------------------------------------------------------------------------

     A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 1998, approximately 57% of outstanding portfolio loans was concentrated in Michigan and 34% in Ohio. At December 31, 1998, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Note 5.  Allowance for Loan Losses and Impaired Loans

An analysis of changes in the allowance for loan losses follows:

-------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                     1998          1997          1996
-------------------------------------------------------------------------------------
Balance at beginning of year                   $  7,334      $  4,709      $  5,002
Loans charged off                                (1,118)         (608)         (758)
Recoveries on loans previously charged off          235           202           175
                                               --------      --------      --------
   Net loans charged off                           (883)         (406)         (583)
Provision for loan losses                         4,000         3,031           290
                                               --------      --------      --------
Balance at end of year                         $ 10,451      $  7,334      $  4,709
                                               ========      ========      ========

Amount of balance at end of year:
   Related to impaired loans                   $     --      $     --      $     96
   Related to all other loans                  $ 10,451      $  7,334      $  4,613
-------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

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

     The following impaired loans were included in non-performing loans, which totaled $12.1 million and $11.0 million at December 31, 1998 and 1997, respectively:

---------------------------------------------------------------------------------------------
December 31
 (In thousands)                                                  1998       1997       1996
---------------------------------------------------------------------------------------------
Average recorded investment in impaired loans for the year     $1,718     $1,483     $1,545

Gross recorded investment in impaired loans (year-end)         $1,083     $1,457     $1,356
   Impaired loans requiring a specific allowance                   --         --        336
   Impairment allowance                                            --         --         96

Interest income recognized on impaired loans                   $   18     $   22     $   16
---------------------------------------------------------------------------------------------

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

Note 6.  Mortgage Servicing Rights

Activity related to the Company's mortgage servicing rights is as follows:


--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                              1998          1997          1996
--------------------------------------------------------------------------------
Balance at beginning of year            $ 58,413      $ 44,398      $ 58,265
Additions                                 44,845        29,161        19,638
Sales                                    (27,398)       (8,228)      (25,889)
Amortization expense                     (14,441)       (6,918)       (7,616)
Impairment reserve                        (1,974)           --            --
                                        --------      --------      --------
Balance at end of year                  $ 59,445      $ 58,413      $ 44,398
                                        ========      ========      ========

Estimated fair value at end of year     $ 59,445      $ 59,574      $ 50,869
                                        ========      ========      ========
--------------------------------------------------------------------------------

Mortgage Servicing Activity

Mortgage loans secured principally by single-family residential properties are originated and sold to investors without recourse. The Company retains the servicing rights to certain loans sold. As a loan servicer, the Company is responsible for collecting and remitting monthly principal and interest payments, performing certain escrow services and conducting other duties related to the administration of the loans within the servicing portfolio. The Company's mortgage servicing portfolio totaled $2.9 billion at December 31, 1998 and consisted of approximately 35,000 loans. At December 31, 1997, the mortgage servicing portfolio was $3.1 billion and consisted of approximately 39,000 loans.

     At December 31, 1998 and 1997, the Company was responsible for $112.1 million and $59.9 million, respectively, of escrow funds on behalf of mortgagors. Escrow funds are generally held in custody at Republic Bank and are included in noninterest-bearing deposits on the consolidated balance sheets.

Notes to Consolidated Financial Statements

Note 7.  Premises and Equipment

Premises and equipment consisted of the following:

--------------------------------------------------------------------------------
December 31
(In thousands)                                         1998          1997
--------------------------------------------------------------------------------
Land                                               $  1,223      $  1,289
Furniture, fixtures and equipment                    28,996        22,899
Buildings and improvements                           11,655         8,685
                                                   --------      --------
                                                     41,874        32,873
Less accumulated amortization and depreciation      (23,694)      (20,368)
                                                   --------      --------
   Premises and equipment                          $ 18,180      $ 12,505
                                                   ========      ========
--------------------------------------------------------------------------------

     The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 1998, 1997 and 1996 totaled $6.9 million, $5.4 million, and $4.6 million, respectively.

     As of December 31, 1998, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

--------------------------------------------------------------------------------
                                                   Operating
Year Ending                                     Lease Payments
--------------------------------------------------------------------------------
1999                                              $     5,378
2000                                                    4,110
2001                                                    2,717
2002                                                    1,854
2003                                                    1,298
2004 and thereafter                                     4,502
                                                   ----------
     Total minimum lease payments required         $   19,859
                                                   ==========
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 8.  Short-Term Borrowings

Short-term borrowings were as follows:

-----------------------------------------------------------------------------------------------
                                                  Average               Average      Maximum
                                       Ending     Rate       Average     Rate       Month-End
(Dollars in thousands)                Balance  At Year-End   Balance  During Year    Balance
-----------------------------------------------------------------------------------------------
December 31, 1998
Federal funds purchased              $ 48,000     5.27%     $ 35,717     5.59%     $ 90,000
Securities sold under agreements
   to repurchase                           --       --         5,393     5.75        19,848
Other short-term borrowings             5,500     4.29         3,077     5.03         8,000
                                     --------     ----      --------     ----      --------

   Total short-term borrowings       $ 53,500     5.16%     $ 44,187     5.57%     $117,848
                                     ========     ====      ========     ====      ========
-----------------------------------------------------------------------------------------------
December 31, 1997
Federal funds purchased              $ 32,000     6.61%     $ 38,091     5.75%     $ 70,900
Securities sold under agreements
   to repurchase                       20,770     5.89        62,163     5.67       106,596
Other short-term borrowings             5,504     5.27         7,017     6.64         7,205
                                     --------     ----      --------     ----      --------

   Total short-term borrowings       $ 58,274     6.23%     $107,271     5.76%     $184,701
                                     ========     ====      ========     ====      ========
-----------------------------------------------------------------------------------------------


     Federal funds purchased mature within one day following the transaction date and securities sold under agreements to repurchase generally mature within ninety days from the transaction date. At December 31, 1998, Republic Bank had $52.0 million of unused lines of credit available with third parties for federal funds purchased.

     Other short-term borrowings at December 31, 1998 and 1997 were comprised of treasury, tax and loan demand notes.

Note 9.    FHLB Advances

FHLB advances outstanding as of December 31, 1998 and 1997 are presented below. Classifications are based on original maturities.

---------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                         1998                               1997
---------------------------------------------------------------------------------------------------
                                                     Average                            Average
                                       Ending        Rate at            Ending          Rate at
                                      Balance       Year-End            Balance         Year-End
---------------------------------------------------------------------------------------------------
Short-term FHLB advances           $  208,000         5.01%           $   156,000         5.93  %
Long-term FHLB advances               248,568         5.65                210,632         5.75
                                   ----------         ----            -----------         ----
     Total FHLB advances           $  456,568         5.36%           $   366,632         5.83  %
                                   ==========         ====            ===========         ====
---------------------------------------------------------------------------------------------------


     Republic Bank routinely borrows short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the advances. Republic Bank had $184.1 million available in unused borrowings with the Federal Home Loan Bank at December 31, 1998.

Notes to Consolidated Financial Statements

     The principal maturities of long-term FHLB advances outstanding at December 31, 1998 are as follows:

------------------------------------------
(In thousands)                     Amount
------------------------------------------
1999                           $   46,200
2000                               67,000
2001                               17,868
2002                               80,000
2003                               15,000
2004 and thereafter                22,500
                               ----------
   Total                       $  248,568
                               ==========
------------------------------------------


Note 10.   Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

--------------------------------------------------------------------
December 31
(In thousands)                                1998              1997
--------------------------------------------------------------------
7.17% Senior Debentures due 2001         $  25,000         $  25,000
6.75% Senior Debentures due 2001             9,000             9,000
6.95% Senior Debentures due 2003            13,500            13,500
                                         ---------         ---------
   Total long-term debt                  $  47,500         $  47,500
                                         =========         =========
--------------------------------------------------------------------

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

The principal maturities of long-term debt outstanding at December 31, 1998 are as follows:

---------------------------------------------------
(In thousands)                              Amount
---------------------------------------------------
1999                                     $       -
2000                                             -
2001                                        34,000
2002                                             -
2003                                        13,500
2004 and thereafter                              -
                                         ---------
   Total                                 $  47,500
                                         =========
--------------------------------------------------

Notes to Consolidated Financial Statements

Note 11.   Shareholders' Equity

On July 17, 1998 the Board of Directors declared a 5 for 4 stock split (in the form of a stock dividend) distributed on September 11, 1998 to shareholders of record on August 14, 1998. On September 21, 1997, the Board of Directors declared a 10% stock dividend distributed on December 5, 1997 to shareholders of record on November 7, 1997. A 10% stock dividend was also distributed on December 2, 1996 to shareholders of record November 4, 1996.

     The Company repurchased 77,250 and 624,100 shares of common stock in 1998 and 1997, respectively. None of these shares were reissued in conjunction with the 1998 5 for 4 stock split (in the form of a stock dividend) or the 1997 10% stock dividend. In 1996, repurchases totaled 1,193,000 shares, of which 1,049,000 shares were reissued in conjunction with the 1996 10% stock dividend.

     On December 1, 1998, prior to the announcement of the Company's merger with D&N Financial, the Board of Directors formerly rescinded the Company's stock repurchase program.

Note 12.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

---------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands, except per share data)            1998(1)          1997(1)          1996(1)
---------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Income before extraordinary item              $     22,890     $     18,789     $     15,066
     Extraordinary item                                      --               --             (388)
                                                   ------------     ------------     ------------
     Net income                                    $     22,890     $     18,789     $     14,678
                                                   ============     ============     ============

Denominator:
   Denominator for basic earnings per share-
     weighted-average shares                         23,585,110       23,349,721       24,183,933

     Effect of dilutive securities:
       Employee stock options                           210,603          277,873          436,163
       Warrants                                          98,135          209,079          173,912
                                                   ------------     ------------     ------------
         Dilutive potential common shares               308,738          486,952          610,075

   Denominator for diluted earnings per share-
     adjusted weighted-average shares for
     assumed conversions                             23,893,848       23,836,673       24,794,008
                                                   ============     ============     ============

Basic earnings per share:
   Income before extraordinary item                $        .97     $        .80     $        .63
    Extraordinary item                                       --               --             (.02)
                                                   ------------     ------------     ------------
   Net income                                      $        .97     $        .80     $        .61
                                                   ============     ============     ============

Diluted earnings per share:
   Income before extraordinary item                $        .96     $        .79     $        .61
   Extraordinary item                                        --               --             (.02)
                                                   ------------     ------------     ------------
   Net income                                      $        .96     $        .79     $        .59
                                                   ============     ============     ============
---------------------------------------------------------------------------------------------------

(1) Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Notes to Consolidated Financial Statements

Note 13.   Stock-Based Compensation

The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company's accounting policies relating to stock-based compensation.

Stock Options

     The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was adopted effective February 19, 1998, authorizes the issuance of up to 1,250,000 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 1,250,000 options to purchase common shares under the 1998 Stock Option Plan, up to 1,000,000 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also adopted effective February 19, 1998. Options are exercisable according to a four year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 1998, options available for future grant under the 1998 Stock Option Plan totaled 1,051,928. Options available for future grant under the 1997 Stock Option Plan totaled 525,413 at December 31, 1998. At December 31, 1997, options available for future grant under the 1997 Stock Option Plan totaled 748,412. There were no options available for grant at December 31, 1996 under the previous Non-Qualified Stock Option Plan, which concluded in accordance with its terms in 1996.

     The following table presents stock option activity for the years indicated:

-----------------------------------------------------------------------------------------------------------------
Year Ended December 31                         1998                       1997                    1996
-----------------------------------------------------------------------------------------------------------------
                                                    Weighted-                   Weighted-               Weighted-
                                                     Average                     Average                 Average
                                       Number of    Exercise      Number of     Exercise   Number of     Exercise
                                        Options       Price        Options        Price     Options        Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        621,117      $ 6.83        734,187      $   3.87   1,073,173      $ 3.36
   Granted                              427,010       15.14        282,838          9.47          --          --
   Exercised                           (134,975)       6.96       (395,908)         3.94    (312,121)       3.07
   Canceled                              (1,875)      15.67             --         --        (26,865)       6.77
                                     ----------      ------     ----------      --------   ---------      ------
Outstanding at end of year              911,277      $10.69        621,117      $   6.83     734,187      $ 3.87
                                     ==========      ======     ==========      ========   =========      ======
-----------------------------------------------------------------------------------------------------------------


     Additional information regarding stock options outstanding and exercisable at December 31, 1998 is provided in the following table:


----------------------------------------------------------------------------------
                                         Options Outstanding and Exercisable
                                                        Weighted
                                                         Average          Weighted
                                                       Remaining           Average
                                                       Contractual        Exercise
Range of Exercise Prices              Shares           Life (Years)        Price
----------------------------------------------------------------------------------
   $ 2.41  -   $  5.00                145,647              2.1           $  2.97
   $ 5.00  -   $  8.00                111,199              5.1              6.60
   $ 8.00  -   $ 11.00                232,773              8.3              9.44
   $11.00  -   $ 14.00                 47,887              9.8             13.55
   $14.00  -   $ 17.00                373,771              9.2             15.32
----------------------------------------------------------------------------------
   $ 2.41  -   $ 17.00                911,277              7.4           $ 10.69
==================================================================================

Notes to Consolidated Financial Statements

Voluntary Management Stock Accumulation Program

Under the Voluntary Management Stock Accumulation Program, which was adopted by the Company on February 19, 1998, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 125,000 common shares per year for sale as program shares, subject to an overall maximum of 500,000 shares while the Program is in effect. Consequently, an annual maximum of 250,000 common shares is authorized for tandem stock options (subject to an overall maximum of 1,000,000 stock option shares). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years form the date of grant. At December 31, 1998, common shares and tandem stock options available for future grant totaled 435,045 and 870,096, respectively.

Stock Warrants

The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants granted are immediately exercisable and have maximum contractual lives of ten years. In 1998, 24,375 warrants were issued, compared to 24,750 warrants in 1997 and 27,225 warrants in 1996. At December 31, 1998, 161,457 warrants were outstanding with exercise prices ranging from $2.52 to $16.95.

Restricted Stock Plan

The Company's Restricted Stock Plan authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 1998, the maximum number of authorized shares allowed for grant totaled 1,187,658. Restriction periods for these shares exist for a period of three or four years, depending on whether the shares were issued before or after January 16, 1997. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 1998 and 1997, 357,126 and 302,543 common shares have been awarded and are still subject to restrictions under the restricted stock plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $982,000 in 1998, $632,000 in 1997 and $513,000 in 1996. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 1998, 108,255 restricted shares were issued, compared to 158,611 in 1997 and 109,725 in 1996. The weighted average grant-date fair value of restricted shares issued in 1998 was $15.15.

Pro Forma Disclosures

For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model: an expected volatility factor of 25.1%; an expected dividend yield of 3.60%; a risk-free interest rate of 5.38%; and an expected life of the option of 5.5 years. The weighted average grant-date fair value of stock options and stock warrants granted during 1998 was $3.01 and $2.21 for 1997 and 1996.

Notes to Consolidated Financial Statements

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

----------------------------------------------------------------------------------------
Year Ended December 31
(In thousands, except per share data)              1998           1997          1996(1)
---------------------------------------------------------------------------------------
Net income (as reported)                     $   22,890     $   18,789     $   14,678
Net income (pro forma)                           22,105         18,347         14,639

Basic earnings per share (as reported)       $      .97     $      .80     $      .61
Basic earnings per share (pro forma)                .94            .79            .61

Diluted earnings per share (as reported)     $      .96     $      .79     $      .59
Diluted earnings per share (pro forma)              .93            .77            .59
---------------------------------------------------------------------------------------

(1) 1996 amounts are subsequent to the extraordinary item of $388,000, net of tax, or $.02 per share.

Note 14.   Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. The employer contributions to the plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 1998, 1997 and 1996 totaled $1.7 million, $1.2 million, and $693,000, respectively.

Note 15.   Other Noninterest Expense

The three largest components of other noninterest expense were as follows:

----------------------------------------------------
Year Ended December 31
(In thousands)          1998       1997        1996
----------------------------------------------------
Telephone             $3,958     $3,379     $3,120
Advertising            2,558      1,833      1,679
Legal fees             2,398      1,513        975
----------------------------------------------------

Notes to Consolidated Financial Statements

Note 16.   Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 1998, 1997, and 1996 are as follows.

(In thousands)                               1998        1997        1996
--------------------------------------------------------------------------------
Current income tax expense                $ 9,695     $ 6,906     $ 7,315
Deferred income tax expense (benefit)       3,031       2,987         194
                                          -------     -------     -------
     Total income tax expense             $12,726     $ 9,893     $ 7,509
                                          =======     =======     =======
--------------------------------------------------------------------------------

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------------------------
(In thousands)                                                 1998                   1997
--------------------------------------------------------------------------------------------------
                                                            Deferred               Deferred
                                                       Asset     Liability     Asset     Liability
--------------------------------------------------------------------------------------------------
Allowance for loan losses                            $ 3,742     $    --     $ 1,869     $    --
Mortgage servicing rights amortization                   454          --         997          --
Originated mortgage servicing rights                      --       9,850          --       6,159
Deferred loan origination fees and costs, net             --       4,741          --       2,811
Impairment reserve for mortgage servicing rights         691          --          --          --
Deferred compensation contributions                    1,145          --          --          --
Restricted stock amortization                            575          --          --          --
Depreciation/amortization                                 15          --         717          --
Stock dividends on FHLB stock                             --         957          --         777
Purchase accounting adjustment amortization               --         134         719          --
Unrealized loss on securities available for sale         128          --         430          --
Loan mark-to-market adjustment                         1,998          --         752          --
Other temporary differences                              279         384       1,240         683
                                                     -------     -------     -------     -------
     Total deferred taxes                            $ 9,027     $16,066     $ 6,724     $10,430
                                                     =======     =======     =======     =======
--------------------------------------------------------------------------------------------------


     Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

-----------------------------------------------------------------------------------------------------------
Year ended December 31
(Dollars in thousands)                       1998                       1997                     1996
-----------------------------------------------------------------------------------------------------------
                                      Amount        Rate       Amount         Rate      Amount        Rate
------------------------------------------------------------------------------------------------------------
Statutory tax rate                  $ 12,466        35.0%    $ 10,039        35.0%    $  7,765        35.0%
Amortization of goodwill                  88          .2           87          .3           88          .4
Net tax exempt interest income          (147)        (.4)        (240)        (.8)        (521)       (2.4)
Other, net                               319          .9            7          --          177          .8
                                    --------      ------     --------        ----     --------        ----
     Provision for income taxes     $ 12,726        35.7%    $  9,893        34.5%    $  7,509        33.8%
                                    ========      ======     ========        ====     ========        ====
------------------------------------------------------------------------------------------------------------

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

Note 18.   Transactions With Related Parties

Republic Bank has, in the normal course of business, made loans to certain directors and officers and to organizations in which certain directors and officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

A summary of related party loan activity follows:

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                    1998          1997
--------------------------------------------------------------------------------
Balance at beginning of year                   $ 3,009      $ 1,685
   Loans and advances to employees                 906        1,211
   Loans to current directors and officers       2,331          937
   Repayments                                   (1,627)        (824)
                                               -------      -------
Balance at end of year                         $ 4,619      $ 3,009
                                               =======      =======
--------------------------------------------------------------------------------

Note 19.   Segment Information

The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; home equity lending; and the deposit-gathering function. Deposits and loan products are offered through the 40 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing. Mortgage loan production is conducted in all of the Company's 134 offices. The majority of the Company's mortgage loan servicing is performed primarily by Market Street Mortgage. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Business segment performance is determined based on the Company's management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods.

     The Company's internal management reporting system allocates interest income and interest expense items by matching the earning asset with the related funding source. In addition, Republic Bank provides funding to its three mortgage banking subsidiaries by granting operating lines of credit and lines of credit to fund mortgage loans held for sale. The commercial and retail banking segment receives interest income on these lines of credit by charging interest rates based on LIBOR and prime lending rates. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. Expenses supporting more than one business segment are allocated to each segment based on the number of employees dedicated to the segment's operations.

Notes to Consolidated Financial Statements

     The following table presents the financial results of each business segment for the last three years.

----------------------------------------------------------------------------------------------------------
                                           Commercial and
                                           Retail Banking                    Mortgage Banking
----------------------------------------------------------------------------------------------------------
(In thousands)                    1998        1997         1996        1998         1997         1996
----------------------------------------------------------------------------------------------------------
Interest income               $101,838     $ 93,730     $ 72,706     $ 44,167     $ 25,122     $ 26,441
Interest expense                47,584       49,052       40,812       38,780       22,860       21,615
                              --------     --------     --------     --------     --------     --------
Net interest income(1)          54,254       44,678       31,894        5,387        2,262        4,826
Provision for loan losses        4,000        3,031          290           --           --           --
Noninterest income (3)           4,841        8,102        4,469      132,600       94,413       86,377
Noninterest expense(2)          34,859       28,585       21,221      122,607       89,157       83,271
                              --------     --------     --------     --------     --------     --------
Income before taxes           $ 20,236     $ 21,164     $ 14,852     $ 15,380     $  7,518     $  7,932
                              ========     ========     ========     ========     ========     ========

Income taxes                  $  7,203     $  7,270     $  4,847     $  5,523     $  2,623     $  2,871

Depreciation and
   amortization               $  2,531     $  2,422     $  2,265     $ 19,486     $  9,595     $ 10,609

Capital expenditures          $  5,010     $  1,640     $  2,298     $  4,710     $  2,360     $  1,544

(In millions)
Identifiable assets           $  1,312     $  1,261     $  1,072     $    884     $    612     $    418
----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------
                                          Consolidated
-----------------------------------------------------------------
(In thousands)                   1998        1997         1996
-----------------------------------------------------------------
Interest income               $146,005     $118,852     $ 99,147
Interest expense                86,364       71,912       62,427
                              --------     --------     --------
Net interest income(1)          59,641       46,940       36,720
Provision for loan losses        4,000        3,031          290
Noninterest income (3)         137,441      102,515       90,846
Noninterest expense(2)         157,466      117,742      104,492
                              --------     --------     --------
Income before taxes           $ 35,616     $ 28,682     $ 22,784
                              ========     ========     ========

Income taxes                  $ 12,726     $  9,893     $  7,718

Depreciation and
   amortization               $ 22,017     $ 12,017     $ 12,874

Capital expenditures          $  9,720     $  4,000     $  3,842

(In millions)
Identifiable assets           $  2,196     $  1,873     $  1,490
-----------------------------------------------------------------


(1)Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.
(2)Noninterest expense for the commercial and retail banking segment in 1996 includes the $1.5 million, pre-tax, SAIF assessment.
(3)Noninterest income for the commercial and retail banking segment in 1997 includes a gain of $4.4 million on the sale of bank branches and deposits.

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

Notes to Consolidated Financial Statements

At December 31, 1998, the Company had outstanding $298.6 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $51.9 million of portfolio residential mortgage loans.

     At December 31, 1998, the Company had outstanding mandatory forward commitments to sell $923.1 million of residential mortgage loans, of which $710.5 million covered the mortgage loans held for sale balance and $212.6 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 1999 without producing any material gains or losses. At December 31, 1998, the mortgage loans held for sale balance included $50.7 million of loans for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $45.0 million, or 89%, of these loans were loans that had been committed for bulk sale to third parties prior to year-end or were floating rate residential construction loans.

     At December 31, 1997, outstanding forward commitments to sell mortgage loans totaled $536.1 million, of which $389.8 million covered the mortgage loans held for sale balance and $146.3 million related to commitments to fund residential real estate loan applications with agreed-upon rates.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

     The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                                             1998                1997
--------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk:
     Commitments to fund residential real estate loans                               $  868,635          $  575,005
     Commitments to fund commercial real estate loans                                   111,508             101,531
     Other unused commitments to extend credit                                           49,483              41,116
     Standby letters of credit                                                              329               3,254

Financial instruments subject to interest rate risk:
     Residential real estate loan applications with agreed-upon rates                $  298,580          $  220,919
     Forward commitments to sell residential real estate mortgage loans                 923,082             536,120
--------------------------------------------------------------------------------------------------------------------

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

Notes to Consolidated Financial Statements

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
     Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 1998 and 1997.

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

Off-Balance Sheet Financial Instruments:
     The Company's off-balance sheet financial instruments are detailed in Note 20 in the Notes to Consolidated Financial Statements. The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans. Additionally, the Company's forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 1998 and 1997 were not material.

Notes to Consolidated Financial Statements

     The following table presents the estimated fair values of the Company's financial instruments:

-------------------------------------------------------------------------------------------------------------------
                                                                     1998                            1997
December 31                                               Carrying         Fair           Carrying         Fair
(In thousands)                                              Value          Value            Value          Value
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                              $    31,733     $    31,733     $    29,668      $    29,668
Mortgage loans held for sale                               761,227         766,936         513,533          515,683
Securities available for sale                               47,269          47,269         119,881          119,881
Loans, net of the allowance for loan losses              1,201,979       1,220,465       1,088,410        1,111,414

Liabilities:
Noninterest-bearing deposits                               134,147         134,147          96,644           96,644
NOW, savings and money market accounts                     480,223         480,223         388,723          388,723
Certificates of deposit maturing in:
   Six months or less                                      446,578         447,619         327,517          328,312
   Over six months to one year                             218,053         219,916          70,039           70,235
   Over one year to three years                             75,123          76,371         175,627          176,600
   Over three years                                         24,567          25,221         118,743          119,618
                                                       -----------     -----------     -----------      -----------
     Total deposits                                      1,378,691       1,383,497       1,177,293        1,180,132
Federal funds purchased and securities sold
   under agreements to repurchase                           48,000          48,000          52,770           52,770
Other short-term borrowings                                  5,500           5,500           5,504            5,504
FHLB advances                                              456,568         457,949         366,632          365,431
Long-term debt                                              47,500          49,565          47,500           48,890
-------------------------------------------------------------------------------------------------------------------


Note 22.   Regulatory Matters

The Company's bank subsidiary is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 1998 and 1997, these reserves totaled $5.7 million and $3.5 million, respectively.

     The principal source of cash flows for the parent company is dividends from Republic Bank. The banking regulatory agencies limit the amount of dividends this state chartered financial institution may declare to the parent company in any calendar year. On December 31, 1998, $68.5 million was available for payment of dividends.

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

     Management believes, as of December 31, 1998, that the Company met all capital adequacy requirements to which it is subject. In addition, the bank subsidiaries had regulatory capital ratios in excess of the levels established for well capitalized institutions.

Notes to Consolidated Financial Statements

     As of December 31, 1998, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

     Presented in the table below are the capital amounts and ratios for the Company and each of its banking subsidiaries, Republic Bank and Republic Savings Bank at December 31, 1998, along with a comparison to the year-end capital amounts and ratios established by the regulators. Republic Savings Bank was merged with and into Republic Bank effective January 1, 1999.

-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         Actual            Adequately Capitalized          Well Capitalized
                                        Amount       Ratio          Amount       Ratio          Amount       Ratio
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
Total capital
  (to risk weighted assets)(1):
     Consolidated                     $  148,314     10.20%        $ 116,284     8.00%        $  145,355     10.00%
     Republic Bank                       129,831     11.96            86,819     8.00            108,523     10.00
     Republic Savings Bank                45,069     12.09            29,819     8.00             37,274     10.00

Tier 1 capital
  (to risk weighted assets)(1):
     Consolidated                     $  137,863      9.48%        $  58,142     4.00%        $   87,213      6.00%
     Republic Bank                       122,634     11.30            43,409     4.00             65,114      6.00
     Republic Savings Bank                39,315     10.55            14,910     4.00             22,365      6.00

Tier 1 capital
  (to average assets)(1):
     Consolidated                     $  137,863      6.56%        $  63,094     3.00%        $  105,156      5.00%
     Republic Bank                       122,634      6.96            52,822     3.00             88,037      5.00
     Republic Savings Bank                39,315      7.22            16,344     3.00             27,240      5.00
-------------------------------------------------------------------------------------------------------------------

As of December 31, 1997
Total capital
  (to risk weighted assets)(1):
     Consolidated                     $  126,519     10.35%        $  97,541     8.00%        $  121,926     10.00%
     Republic Bank                       104,182     11.52            72,353     8.00             90,441     10.00
     Republic Savings Bank                38,086     12.49            24,400     8.00             30,501     10.00

Tier 1 capital
  (to risk weighted assets)(1):
     Consolidated                     $  118,825      9.75%        $  48,771     4.00%        $   73,156      6.00%
     Republic Bank                        99,294     10.98            36,176     4.00             54,265      6.00
     Republic Savings Bank                33,139     10.87            12,200     4.00             18,300      6.00

Tier 1 capital
  (to average assets)(1):
     Consolidated                     $  118,825      6.58%        $  54,208     3.00%        $   90,346      5.00%
     Republic Bank                        99,294      8.12            36,689     3.00             61,149      5.00
     Republic Savings Bank                33,139      6.59            15,096     3.00             25,159      5.00
-------------------------------------------------------------------------------------------------------------------

(1)  As defined in the regulations

Notes to Consolidated Financial Statements

Note 23.   Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

--------------------------------------------------------------------------------
Parent Company Only Balance Sheets
December 31 (In thousands)                              1998         1997
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                             $    833     $    743
Interest earning deposits                             27,987       35,154
                                                    --------     --------
   Cash and cash equivalents                          28,820       35,897
Investment in subsidiaries                           173,453      144,274
Notes and advances receivable from subsidiaries        2,970        3,147
Furniture and equipment                                  196          130
Other assets                                           5,996        4,588
                                                    --------     --------
     Total assets                                   $211,435     $188,036
                                                    ========     ========

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities              $ 13,518     $  9,448
Long-term debt                                        47,500       47,500
                                                    --------     --------
     Total liabilities                                61,018       56,948
Total shareholders' equity                           150,417      131,088
                                                    --------     --------
     Total liabilities and shareholders' equity     $211,435     $188,036
                                                    ========     ========
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Parent Company Only Income Statements
Year Ended December 31 (In thousands)                              1998         1997           1996
----------------------------------------------------------------------------------------------------

Interest income                                                $  1,597      $  2,544      $  3,323
Dividends from subsidiaries                                         612        13,646        12,579
                                                               --------      --------      --------
     Total income                                                 2,209        16,190        15,902
Interest expense                                                  3,435         3,739         3,637
Salaries and employee benefits                                    4,804         4,305         2,229
Other expenses                                                    2,968         1,824         1,382
                                                               --------      --------      --------
     Total expenses                                              11,207         9,868         7,248
                                                               --------      --------      --------
Income (loss)  before income taxes, extraordinary item and
   excess (deficiency) of undistributed earnings of
   subsidiaries over dividends                                   (8,998)        6,322         8,654
Income tax credits                                               (3,270)       (2,532)       (1,307)
                                                               --------      --------      --------
Income (loss) before extraordinary item and excess
   (deficiency) of undistributed earnings of
   subsidiaries over dividends                                   (5,728)        8,854         9,961
Extraordinary item - loss on early redemption
   of debt, net of tax                                               --            --          (388)
Excess of undistributed earnings of
   subsidiaries over dividends                                   28,618         9,935         5,105
                                                               --------      --------      --------
Net income                                                     $ 22,890      $ 18,789      $ 14,678
                                                               ========      ========      ========
----------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

---------------------------------------------------------------------------------------------------------
Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)                                  1998          1997           1996
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                      $ 22,890      $ 18,789      $ 14,678
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                      573           557           475
     Excess of undistributed earnings of
       subsidiaries over dividends                                  (28,618)       (9,935)       (5,105)
     Increase in other assets                                        (1,719)         (382)       (3,495)
     Increase in other liabilities                                    4,039         2,708         1,590
     Other, net                                                          --            --         1,389
                                                                   --------      --------      --------
       Total adjustments                                            (25,725)       (7,052)       (5,146)
                                                                   --------      --------      --------
         Net cash (used in) provided by operating activities         (2,835)       11,737         9,532

Cash Flows from Investing Activities:
   Return of capital from (capital investment in) subsidiaries           --          (430)        4,000
   Equipment expenditures                                              (115)          (74)           --
   Decrease in notes and advances receivable
     from subsidiaries                                                  177        35,422         6,062
                                                                   --------      --------      --------
         Net cash provided by investing activities                       62        34,918        10,062

Cash Flows from Financing Activities:
   Net proceeds from issuance of common shares through
     exercise of stock options and stock warrants                     4,470         1,755         1,040
   Repurchase of common shares                                       (1,219)       (6,320)      (13,020)
   Dividends paid on common shares                                   (7,555)       (6,802)       (6,305)
   Net decrease in short-term borrowings                                 --        (1,875)       (6,250)
   Issuance of senior debentures, net of issuance costs                  --           (30)       22,233

   Repayment of subordinated notes                                       --            --       (17,250)
                                                                   --------      --------      --------
     Net cash (used in) provided by financing activities             (4,304)      (13,272)      (19,552)
                                                                   --------      --------      --------

Net increase (decrease) in cash and cash equivalents                 (7,077)       33,383            42
Cash and cash equivalents at beginning of year                       35,897         2,514         2,472
                                                                   --------      --------      --------
Cash and cash equivalents at end of year                           $ 28,820      $ 35,897      $  2,514
                                                                   ========      ========      ========

---------------------------------------------------------------------------------------------------------

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

     The 1998 financial statements have been audited by Ernst & Young LLP, independent auditors, and their report follows.

     The Audit Committee of the Board of Directors is composed of outside directors who meet with management, internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting and internal controls. The internal auditors, independent auditors and regulatory examiners have direct access to the Audit Committee.




/s/ Jerry D. Campbell                      /s/ Thomas F. Menacher
---------------------------                -------------------------------------
Jerry D. Campbell                          Thomas F. Menacher, CPA
Chairman of the Board and                  Senior Vice President, Treasurer and
Chief Executive Officer                    Chief Financial Officer

Independent Auditors' Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Republic Bancorp Inc. for the period ended December 31, 1996 were audited by other auditors whose report dated January 16, 1997, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP
Detroit, Michigan
January 15, 1999

INDEPENDENT AUDITORS' REPORT



Board of Directors
Republic Bancorp Inc.



We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Detroit, Michigan
January 16, 1997

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------
                                                                                                              Full
 (Dollars in thousands, except per share data)     1Q             2Q             3Q            4Q             Year
-------------------------------------------------------------------------------------------------------------------
1998

Earnings Summary
     Interest income                          $  33,875      $  36,477      $  36,868      $  38,785      $ 146,005
     Interest expense                            20,673         21,631         21,996         22,064         86,364
     Net interest income                         13,202         14,846         14,872         16,721         59,641
     Provision for loan losses                    1,225          1,500            750            525          4,000
     Mortgage banking revenue                    27,947         32,224         35,584         36,845        132,600
     Investment securities losses                   (98)           (46)           (77)           (84)          (305)
     Other noninterest income                     1,278          1,220          1,510          1,138          5,146
     Noninterest expense                         32,743         37,569         41,323         45,831        157,466
     Income before taxes                          8,361          9,175          9,816          8,264         35,616
     Net income                                   5,409          5,900          6,266          5,315         22,890

Per Common Share
     Basic earnings                           $     .24      $     .25      $     .26      $     .22      $     .97
     Diluted earnings                               .23            .25            .26            .22            .96
     Cash dividends declared                        .08            .08            .08            .08            .32

-------------------------------------------------------------------------------------------------------------------
1997

Earnings Summary
     Interest income                          $  25,046      $  28,191      $  31,689      $  33,926      $ 118,852
     Interest expense                            15,057         17,007         19,375         20,473         71,912
     Net interest income                          9,989         11,184         12,314         13,453         46,940
     Provision for loan losses                      297          2,188            136            410          3,031
     Mortgage banking revenue                    18,950         21,241         26,041         27,468         93,700
     Investment securities gains (losses)            37           (682)           136             12           (497)
     Other noninterest income                     1,349          5,546          1,211          1,206          9,312
     Noninterest expense                         24,153         27,933         31,217         34,439        117,742
     Income before taxes                          5,875          7,168          8,349          7,290         28,682
     Net income                                   3,956          4,712          5,375          4,746         18,789

Per Common Share
     Basic earnings                           $     .17      $     .20      $     .23      $     .20      $     .80
     Diluted earnings                               .16            .20            .23            .20            .79
     Cash dividends declared                        .07            .07            .08            .08            .30
-------------------------------------------------------------------------------------------------------------------

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information set forth under the caption "Management and Operations after the Merger - Directors" of the Registrant's 1999 Joint Proxy Statement is incorporated herein by reference.

     The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Additional Information Regarding the Republic Annual Meeting Compensation Committee Report" and "Additional Information Regarding the Republic Annual Meeting - Executive Officer Compensation" of the Registrant's 1999 Joint Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Additional Information Regarding the Republic Annual Meeting Voting Securities and Certain Holders Thereof" of the Registrant's 1999 Joint Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Additional Information Regarding the Republic Annual Meeting Certain Relationships and Related Transactions" of the Registrant's 1999 Joint Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Financial Statements

         The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary
         Data:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Independent Auditors' Reports

   2.    Financial Statement Schedules

         All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

   3.    Exhibits

         (2)(a)/(10)(a)    Agreement and Plan of Merger dated as of December 1,
                           1998 by and between the Company and D&N Financial
                           Corporation (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated
                           December 4, 1998 filed with the Securities and Exchange Commission on December 4, 1998 (file no.
                           0-15734)).

         (3)(a)/(4)(a)     First Restated Articles of Incorporation of the
                           Company. *

         (3)(b)/(4)(b)     Bylaws, of the Company (incorporated by reference to
                           Exhibit 3(b) to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 1, 1990 (registration no. 33-33811)).

         (4)(c) Debenture Purchase Agreement dated as of March 30, 1994, between the Company and Scudder, Steven & Clark, Inc., Business Men's Assurance Company of America, Columbus Life insurance Company and Mutual of America Life Insurance Company, related to 7.17% Senior Debentures due 20001 (incorporated by reference to Exhibit 4(p) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 27, 1995 (file no. 0-15734)).

         (4)(d) Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.75% Senior Debentures due January 15, 2001 and 6.95% Senior Debentures due January 15, 2003, (incorporated by reference to
                           Exhibit 4(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996 (file no. 0-15734)).

         (10)(b) 1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(c) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

         (10)(d) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

         (10)(e) Restricted Stock Plan of the Company, (incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(f) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(g) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

         (10)(h) Deferred Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 17, 1994 (file no. 0-15734)).

         (10)(i) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

         (12) No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

         (21)              Subsidiaries of the Company. *

         (23)(a)           Consent of independent auditors, Ernst & Young LLP. *

         (23)(b)           Consent of independent auditors, Deloitte & Touche
                           LLP. *

         (24)              Powers of Attorney *

         (27)              Financial Data Schedule *

         *Filed herewith

         Management contracts and compensatory plans or arrangements:

                           The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

         (10)(b) 1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(c) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

         (10)(d) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

         (10)(e) Restricted Stock Plan of the Company, (incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(f) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

         (10)(g) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

         (10)(h) Deferred Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 17, 1994 (file no. 0-15734)).

         (10)(i) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on December 4, 1998 with respect to an Agreement and Plan of Merger dated as of December 1, 1998 between the Company and D&N Financial Corporation, a Deleware Corporation ("D&N Financial"), whereby D&N Financial will merge with and into the Company and the Company will be the surviving entity.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 1999.

                                          REPUBLIC BANCORP INC.


                                          By:  /s/ JERRY D. CAMPBELL
                                             -----------------------------------
                                                   Jerry D. Campbell
                                                Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March 1999.

        Signature                        Title                        Date

 /s/   JERRY D. CAMPBELL        Chairman of the Board and         March 16, 1999
-----------------------------   Chief Executive Officer
    Jerry D. Campbell


/s/   THOMAS F. MENACHER        Senior Vice President, Treasurer  March 16, 1999
-----------------------------   and Chief Financial Officer
   Thomas F. Menacher           (Principal Financial Officer and
                                Principal Accounting Officer)



                                   DIRECTORS *

Dana M. Cluckey     Howard J. Hulsman  Sam H. McGoun        George B. Smith
Bruce L. Cook       Gary Hurand        Kelly E. Miller      Jeoffrey K. Stross
Richard J. Cramer   Dennis J. Ibold    Joe D. Pentecost
George A. Eastman   John J. Lennon     Isaac J. Powell


* By:  /s/ THOMAS F. MENACHER
     --------------------------
           Attorney in Fact

                                  EXHIBIT INDEX



(3)(a)/(4)(a) First Restated Articles of Incorporation of the Company


(21)          Subsidiaries of the Company


(23)(a)       Consent of Ernst & Young LLP


(23)(b)       Consent of Deloitte & Touche LLP


(24)          Powers of Attorney


(27)          Financial Data Schedule