Form 10-Q
period 1999-03-31
REPUBLIC BANCORP INC
filed 1999-05-17
CIK 813808

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1999             Commission File Number 0-15734


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

                        YES       X       NO
                             ----------       ----------



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 1999:

Common Stock, $5 Par Value..............................   23,797,418 Shares

                                     INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998..............................        3

              Consolidated Statements of Income for the Three
              Months Ended March 31, 1999 and 1998...............        4

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1999 and 1998...............        5

              Notes to Consolidated Financial Statements.........      6 - 7

   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition......      8 - 20


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings..................................       21

   Item 2.    Changes in Securities..............................       21

   Item 4.    Submission of Matters to a Vote of
              Security Holders...................................       21

   Item 6.    Exhibits and Reports on Form 8-K...................       22

SIGNATURE........................................................       23

EXHIBITS.........................................................    24 - 25

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                               March 31,                 December 31,
(Dollars in thousands)                                                           1999                       1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents..................................                   $   31,635                 $   31,733
Mortgage loans held for sale...............................                      620,670                    761,227
Securities available for sale (amortized cost of
 $45,512 and $47,633, respectively)........................                       45,150                     47,269
Loans......................................................                    1,214,115                  1,212,430
 Less allowance for loan losses............................                      (11,083)                   (10,451)
                                                                              ----------                 ----------
Net loans..................................................                    1,203,032                  1,201,979
                                                                              ----------                 ----------
Premises and equipment, net of depreciation................                       19,029                     18,180
Mortgage servicing rights..................................                       55,873                     59,445
Other assets...............................................                       83,804                     75,779
                                                                              ----------                 ----------
  Total assets.............................................                   $2,059,193                 $2,195,612
                                                                              ==========                 ==========

LIABILITIES
Noninterest-bearing deposits...............................                   $  127,978                 $  134,147
Interest-bearing deposits..................................                    1,250,944                  1,244,544
                                                                              ----------                 ----------
  Total deposits...........................................                    1,378,922                  1,378,691
Federal funds purchased, securities sold under agreements
   to repurchase and other short-term borrowings...........                       52,653                     53,500
Short-term FHLB advances...................................                       65,000                    208,000
Long-term FHLB advances....................................                      247,008                    248,568
Accrued expenses and other liabilities.....................                      112,452                    108,009
Long-term debt.............................................                       47,500                     47,500
                                                                              ----------                 ----------
  Total liabilities........................................                    1,903,535                  2,044,268

Minority interest..........................................                          973                        927
                                                                              ----------                 ----------

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:$2.25 cumulative
 and convertible; 5,000,000 shares authorized,
 none issued and outstanding...............................                            -                          -
Common stock, $5 par value, 30,000,000 shares
 authorized; 23,778,686 and 23,753,165 shares
 issued and outstanding, respectively......................                      118,893                    118,766
Capital surplus............................................                       28,601                     28,456
Retained earnings..........................................                        7,426                      3,432
Accumulated other comprehensive income (loss)..............                         (235)                      (237)
                                                                              ----------                 ----------
  Total shareholders' equity...............................                      154,685                    150,417
                                                                              ----------                 ----------
  Total liabilities and shareholders' equity...............                   $2,059,193                 $2,195,612
                                                                              ==========                 ==========

See notes to consolidated financial statements.


REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                     Three Months Ended
                                                                           March 31,
(In thousands, except per share data)                                    1999       1998
----------------------------------------------------------------------------------------
Interest Income:
Loans, including fees......................................           $34,761    $32,159
Investment securities......................................               757      1,716
                                                                      -------    -------
   Total interest income...................................            35,518     33,875
                                                                      -------    -------

Interest Expense:
Demand deposits............................................               114        126
Savings and time deposits..................................            13,973     13,728
Short-term borrowings......................................               444        786
FHLB advances..............................................             4,853      5,174
Long-term debt.............................................               859        859
                                                                      -------    -------
   Total interest expense..................................            20,243     20,673
                                                                      -------    -------
Net interest income........................................            15,275     13,202
Provision for loan losses..................................               850      1,225
                                                                      -------    -------
Net interest income after provision for loan losses........            14,425     11,977
                                                                      -------    -------

Noninterest Income:
Service charges............................................               367        361
Mortgage banking...........................................            35,861     27,947
Investment securities losses...............................               (88)       (98)
Gain on sale of SBA loans..................................               237        619
Other noninterest income...................................               396        298
   Total noninterest income                                            36,773     29,127
                                                                      -------    -------

Noninterest Expense:
Salaries and employee benefits.............................            15,525      9,925
Mortgage loan commissions and incentives...................            11,751     12,544
Occupancy expense of premises..............................             2,361      1,858
Equipment expense..........................................             1,558      1,267
Other noninterest expense..................................            10,489      7,149
                                                                      -------    -------
   Total noninterest expense...............................            41,684     32,743
                                                                      -------    -------
Income before income taxes.................................             9,514      8,361
Provision for income taxes.................................             3,378      2,952
                                                                      -------    -------
Net Income.................................................           $ 6,136    $ 5,409
                                                                      =======    =======


Basic earnings per share...................................           $   .26    $   .23
                                                                      =======    =======

Diluted earnings per share.................................           $   .26    $   .23
                                                                      =======    =======

Average common shares outstanding - diluted................            23,999     23,923
                                                                      =======    =======

Cash dividends declared per common share...................           $   .09    $   .08
                                                                      =======    =======

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31 (In thousands)                                                                     1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income...........................................................................................    $     6,136    $     5,409
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization......................................................................          1,507          1,445
  Amortization and impairment of mortgage servicing rights...........................................          4,235          3,121
  Net gains on sales of mortgage servicing rights....................................................         (9,897)        (7,333)
  Net losses on sales of securities available for sale...............................................             88             98
  Net gains on sale of loans.........................................................................           (451)        (1,378)
  Proceeds from sales of mortgage loans held for sale................................................      1,362,045      1,234,664
  Origination of mortgage loans held for sale........................................................     (1,221,488)    (1,426,835)
  Decrease in other assets...........................................................................         (3,374)        (4,798)
  Increase in other liabilities......................................................................          4,443         15,962
  Other, net.........................................................................................         (1,393)          (129)
                                                                                                         -----------    -----------
   Total adjustments.................................................................................        135,715       (185,183)
                                                                                                         -----------    -----------
   Net cash provided by (used in) operating activities...............................................        141,851       (179,774)
                                                                                                         -----------    -----------
Cash Flows From Investing Activities:
Proceeds from sale of mortgage servicing rights......................................................         16,583          7,483
Additions to mortgage servicing rights...............................................................        (12,377)        (9,743)
Proceeds from sales of securities available for sale.................................................            828         49,475
Proceeds from maturities/principal payments of securities available for sale.........................          1,766          4,814
Purchases of securities available for sale...........................................................           (650)        (5,548)
Proceeds from sale of loans..........................................................................         41,964         48,532
Net increase in loans made to customers..............................................................        (43,272)       (28,367)
Proceeds from sale of fixed assets...................................................................             50            201
                                                                                                         -----------    -----------
  Net cash provided by (used in) investing activities................................................          4,892         66,847
                                                                                                         -----------    -----------
Cash Flows From Financing Activities:
Net increase in total deposits.......................................................................            231        118,269
Net increase (decrease) in short-term borrowings.....................................................           (847)           745
Net decrease in short-term FHLB advances.............................................................       (143,000)       (24,000)
Proceeds from long-term FHLB advances................................................................              -         54,936
Payments on long-term FHLB advances..................................................................         (1,560)       (25,000)
Net proceeds from issuance of common shares..........................................................          1,830          1,547
Repurchase of common shares..........................................................................         (1,598)          (289)
Dividends paid.......................................................................................         (1,897)        (1,867)
                                                                                                         -----------    -----------
      Net cash provided by (used in) financing activities............................................       (146,841)       124,341
                                                                                                         -----------    -----------
Net increase (decrease) in cash and cash equivalents.................................................            (98)        11,414
Cash and cash equivalents at beginning of period.....................................................         31,733         29,668
                                                                                                         -----------    -----------
Cash and cash equivalents at end of period...........................................................    $    31,635    $    41,082
                                                                                                         ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and statement of cash flows required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Republic Bancorp Inc.; its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned mortgage company subsidiaries, Republic Bancorp Mortgage Inc. and CUB Funding Corporation, and its 80% majority-owned mortgage company subsidiary, Market Street Mortgage Corporation). Republic Bancorp Mortgage Inc. has three divisions: Home Funding Inc., Unlimited Mortgage Services and Exchange Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)                                                 1999     1998
                                                              -------  -------
Cash paid during the period for:
  Interest.................................................   $20,469  $19,548
  Income taxes.............................................   $    58  $     -

Non-cash investing activities:
  Loan charge-offs.........................................   $   229  $   145

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                             Three Months Ended
                                                                                                   March 31,
(Dollars in thousands, except per share data)                                            1999               1998
-----------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
    Net income................................................                        $     6,136        $     5,409

Denominator:
    Denominator for basic earnings per
     share-weighted-average shares............................                         23,786,198         23,372,770

    Effect of dilutive securities:
       Employee stock options.................................                            167,159            347,590
       Warrants...............................................                             45,948            202,464
                                                                                      -----------        -----------
          Dilutive potential common shares....................                            213,107            550,054
                                                                                      -----------        -----------
     Denominator for diluted earnings per
     share-adjusted weighted-average shares for
     assumed conversions......................................                         23,999,305         23,922,824
                                                                                      ===========        ===========

Basic earnings per share......................................                        $       .26        $       .23
                                                                                      ===========        ===========

Diluted earnings per share....................................                        $       .26        $       .23
                                                                                      ===========        ===========

Note 5  Segment Information

The following table presents the financial results of each business segment for the three months ended March 31, 1999 and 1998.

                                               Commercial and
                                               Retail Banking               Mortgage Banking                 Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended,           Three Months Ended,            Three Months Ended,
                                       March 31,    March 31,        March 31,      March 31,        March 31,    March 31,
(In thousands)                           1999         1998            1999            1998            1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                       $  25,160     $  25,393      $   10,358     $     8,482        $35,518      $33,875
Interest expense                         11,253        12,746           8,990           7,927         20,243       20,673
                                      ---------     ---------      ----------     -----------        -------      -------
Net interest income(1)                   13,907        12,647           1,368             555         15,275       13,202
Provision for loan losses                   850         1,225               -               -            850        1,225
Noninterest income                          912         1,180          35,861          27,947         36,773       29,127
Noninterest expense                       8,976         7,407          32,708          25,336         41,684       32,743
                                      ---------     ---------      ----------     -----------        -------      -------
Income before taxes                   $   4,993     $   5,195      $    4,521     $     3,166        $ 9,514      $ 8,361
                                      =========     =========      ==========     ===========        =======      =======

Income taxes                          $   1,773     $   1,834      $    1,605     $     1,118        $ 3,378      $ 2,952

Depreciation and amortization         $     604      $    426      $    5,138     $     3,842        $ 5,742      $ 4,268

Capital expenditures                  $   1,186      $    581      $      841     $       621        $ 2,027      $ 1,202

Identifiable assets (in millions)     $   1,299      $  1,187      $      760     $       830        $ 2,059      $ 2,017


Efficiency ratio                          60.21%        53.19%          87.86%          88.89%         79.95%       77.17%
------------------------------------------------------------------------------------------------------------------------------------
(1)  Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.
------------------------------------------------------------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $6.1 million for the quarter ended March 31, 1999, an increase of 13% over the $5.4 million reported in the first quarter of 1998. Fully diluted earnings per share for the first quarter of 1999 were $0.26, up 13% from $0.23 a year ago. Return on average shareholders' equity was 16.00% and return on average assets was 1.21% for the quarter, compared to 16.22% and 1.14%, respectively, in 1998.


RESULTS OF OPERATIONS

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.3 billion in single-family residential mortgage loans in the first quarter of 1999 compared to $1.4 billion closed in the same period a year ago due to a decrease in refinance activity. Refinancings for the first quarter of 1999 represented 39% of total closings compared to 53% in the first quarter of 1998. The Company's mortgage loan pipeline of applications in process was $1.2 billion at March 31, 1999.

The following table summarizes the Company's income from mortgage banking activities:

                                                      Three Months Ended
                                                          March 31,
(In thousands)                                          1999       1998
------------------------------------------------------------------------------
Mortgage loan production income (1)..............     $35,681     $27,215
Net mortgage loan servicing income(2)............         180         732
Gains on bulk sales of mortgage servicing........           -           -
                                                      -------     -------
   Total mortgage banking income.................     $35,861     $27,947
                                                      =======     =======

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gain on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended March 31, 1999, mortgage banking income increased $7.9 million, or 28%, to $35.9 million from $27.9 million a year earlier. Mortgage loan production income grew primarily as a result of significant increases in gain on the sale of mortgages and the related mortgage servicing rights sold concurrently with the underlying loans. The Company sold $1.4 billion of single-family residential mortgage loans in the first quarter of 1999, which included $64.8 million of residential portfolio loans. In the first quarter of 1998, the Company sold $1.3 billion of residential mortgage loans, which included $211 million of residential mortgage portfolio loans.

Net mortgage loan servicing income was $180,000 for the first quarter of 1999 compared to $732,000 for the first quarter of 1998. The decrease was primarily the result of an increase in amortization expense and reserves for impairment of mortgage servicing rights, and a decrease in the average loans serviced. Loans serviced for others averaged $2.9 billion during the first quarter of 1999, a 9.8% decrease from $3.2 billion during the first quarter of 1998.

Amortization of mortgage servicing rights totaled $4.2 million for the first quarter of 1999 compared to $3.1 million for the first quarter of 1998. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of March 31, 1999, had recorded $2.4 million in impairment reserves, an increase of $463,000 from December 31, 1998. There were no significant changes in the Company's assumptions used in the valuation of mortgage servicing rights since December 31, 1998

The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. There were no bulk sales of servicing in the first quarters of 1999 or 1998.

Commercial and Retail Banking
The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
The following discussion should be read in conjunction with Table I on the following page, which provides detailed analysis of the components impacting net interest income for the three months ended March 31, 1999 and 1998.

Net interest income, on a fully taxable equivalent (FTE) basis, was $15.3 million for the first quarter of 1999, an increase of $2.1 million, or 16%, over the first quarter of 1998. The increase was primarily the result of a $167 million, or 36%, increase in average mortgage loans held for sale and a $132 million, or 38%, increase in average commercial loans during the first quarter of 1999 compared to 1998. Funding the growth in mortgage loans held for sale and commercial loans was a reduction in the average balance of investment securities and real estate mortgage portfolio loans and an increase in average deposits. Net interest income growth was partially offset by the interest expense associated with a $109 million, or 10%, increase in average interest-bearing deposits.

The net interest margin (FTE) was 3.23% for the quarter ended March 31, 1999, an increase of 17 basis points from 3.06% a year ago. The increase in the margin was due to a favorable shift in the mix of earning assets toward higher-yielding commercial loans, a reduction in the Company's cost of funds, and a $27.3 million increase in the average balance of noninterest-bearing deposits over the first quarter of 1998.

Noninterest Expense
For the quarter ended March 31, 1999, total noninterest expense increased $8.9 million, or 27%, to $41.7 million from $32.7 million a year earlier. The rise in noninterest expense primarily reflects an increase in salaries and employee benefits and other expenses due to the decrease in deferred loan origination costs (resulting from the decrease in the mortgage loans held for sale balance from December 31, 1998). The increase also reflects additional expenses associated with 5 new commercial and retail banking offices and 17 new mortgage loan production offices at March 31, 1999 compared to a year ago.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                        Three Months Ended            Three Months Ended
                                                          March 31, 1999                 March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average               Average     Average                   Average
(Dollar amounts in thousands)                        Balance     Interest    Rate      Balance     Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments.........................   $    5,286    $    48      3.68%   $    3,708    $    53         5.80%
Mortgage loans held for sale...................      631,475     10,281      6.60       464,460      8,255         7.21
Investment securities and FHLB stock...........       46,839        727      6.21       105,412      1,681         6.38
Portfolio loans(1):
   Commercial loans............................      474,132     10,150      8.68       342,383      7,863         9.31
   Real estate mortgage loans..................      627,707     11,615      7.40       711,071     13,481         7.58
   Installment loans...........................      115,112      2,715      9.57       102,952      2,560        10.08
                                                  ----------    -------   -------    ----------    -------        -----
       Total loans, net of unearned income.....    1,216,951     24,480      8.11     1,156,406     23,904         8.32
                                                  ----------    -------   -------    ----------    -------        -----
   Total interest-earning assets...............    1,900,551     35,536      7.55     1,729,986     33,893         7.90
Allowance for loan losses......................      (10,813)                            (7,628)
Cash and due from banks........................       14,199                             26,548
Other assets...................................      125,440                            149,998
                                                  ----------                         ----------
  Total assets.................................   $2,029,377                         $1,898,904
                                                  ==========                         ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits...............   $   21,079        114      2.19    $   23,962        126         2.13
Savings deposits...............................      426,550      3,143      2.99       407,149      3,490         3.48
Time deposits..................................      799,493     10,830      5.49       706,737     10,238         5.87
                                                  ----------    -------   -------    ----------    -------        -----
   Total interest-bearing deposits.............    1,247,122     14,087      4.58     1,137,848     13,854         4.94
Short-term borrowings..........................       33,280        396      4.83        54,857        786         5.81
FHLB advances..................................      362,386      4,901      5.49       370,501      5,174         5.64
Long-term debt.................................       47,500        859      7.23        47,500        859         7.23
                                                  ----------    -------   -------    ----------    -------        -----
  Total interest-bearing liabilities...........    1,690,288     20,243      4.85     1,610,706     20,673         5.20
                                                                -------   -------                  -------        -----
Noninterest-bearing deposits...................      115,616                             88,275
Other liabilities..............................       70,060                             66,521
                                                  ----------                         ----------
  Total liabilities............................    1,875,964                          1,765,502
Shareholders' equity...........................      153,413                            133,402
                                                  ----------                         ----------
  Total liabilities and shareholders' equity...   $2,029,377                         $1,898,904
                                                  ==========                         ==========

Net interest income/Rate spread (FTE)..........                 $15,293      2.70%                 $13,220         2.70%
                                                                =======   =======                  =======        =====
Net interest margin (FTE)......................                              3.23%                                 3.06%
                                                                          =======                                 =====


     Increase (decrease) due to change in:       Volume(2)                Rate(2)               Net Change
     --------------------------------------------------------------------------------------------------------
     Short-term investments....................   $       19              $   (24)             $       (5)
     Mortgage loans held for sale..............        2,787                 (761)                  2,026
     Investment securities and FHLB stock......         (910)                 (44)                   (954)
     Portfolio loans(1):
        Commercial loans.......................        2,862                 (575)                  2,287
        Real estate mortgage loans.............       (1,552)                (314)                 (1,866)
        Installment loans......................          292                 (137)                    155
                                                  ----------              -------              ----------
         Total loans, net of unearned income...        1,602               (1,026)                    576
                                                  ----------              -------              ----------
       Total interest income...................        3,498               (1,855)                  1,643

     Interest-bearing demand deposits..........          (16)                   4                     (12)
     Savings deposits..........................          165                 (512)                   (347)
     Time deposits.............................        1,295                 (703)                    592
                                                  ----------              -------                 -------
        Total interest-bearing deposits........        1,444               (1,211)                    233
     Short-term borrowings.....................         (273)                (117)                   (390)
     FHLB advances.............................          (95)                (178)                   (273)
     Long-term debt............................            -                    -                       -
                                                  ----------              -------                 -------
       Total interest expense..................        1,076               (1,506)                   (430)
                                                  ----------              -------                 -------
       Net interest income.....................   $    2,422              $  (349)                $ 2,073
                                                  ==========              =======                 =======

(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

BALANCE SHEET ANALYSIS

ASSETS
At March 31, 1999, the Company had $2.1 billion in total assets compared to $2.2 billion at December 31, 1998. The decrease is primarily a result of the decrease in mortgage loans held for sale described below.

Securities
Investment securities available for sale declined $2.1 million, or 4%, to $45.2
million, representing 2.2% of total assets at March 31, 1999.   At December 31,
1998, the investment securities portfolio totaled $47.3 million, or 2.2% of total assets from December 31, 1998. The decrease from year-end resulted from sales and maturities of securities during the first quarter of 1999. During the first quarter of 1999, the Company sold $916,000 of investment securities and gross realized losses on sales of available-for-sale securities were $88,000.

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

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at March 31, 1999:

                                                             Available-for-Sale Securities

                                                                     Gross       Gross         Estimated
                                                      Amortized      Unrealized  Unrealized    Fair
(In thousands)                                        Cost           Gains       Losses        Value
----------------------------------                    ---------      ----------  ----------    ---------
Debt Securities:
 U.S. Government agency securities..................  $ 4,181         $  -        $100         $ 4,081
 Collateralized mortgage  obligations...............      969            -           8             961
 Mortgage-backed securities.........................    5,984            1          79           5,906
 Municipal and other securities.....................    3,009          163           -           3,172
                                                      -------         ----        ----         -------
  Total Debt Securities.............................   14,143          164         187          14,120
Equity securities...................................   31,369            -         339          31,030
                                                       ------         ----        ----         -------
  Total Securities Available for Sale...............  $45,512         $164        $526         $45,150
                                                      =======         ====        ====         =======

Certain securities having a carrying value of approximately $7.3 million and $8.8 million at March 31, 1999 and December 31, 1998, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $620.7 million at March 31, 1999, decrease of $140.6 million, or 18%, from $761.2 million at December 31, 1998. This decrease was caused by the $500 million decrease in residential mortgage loan originations during the first quarter of 1999 compared to the fourth quarter of 1998. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing.

Portfolio Loans
Total portfolio loans remained $1.2 billion at March 31, 1999 compared to December 31, 1998. However, the commercial and installment loan portfolios, increased 6% and 8%, respectively from December 31, 1998. The residential mortgage portfolio loan balance decreased 6% since year-end 1998.

The commercial portfolio loan balance increased $29.1 million during the first quarter of 1999, for an annualized growth rate of 25%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the first quarter of 1999, the Company closed $6.0 million in Small Business Administration (SBA) loans, and had a pipeline of SBA loans in process
of $56 million at March 31, 1999.   The Company sold $3.1 million and $6.9
million, of the guaranteed portion of SBA loans in the first quarters of 1999 and 1998, respectively, resulting in corresponding gains of $237,000 and $619,000, respectively.

Residential real estate mortgage loans decreased $35.8 million, to $606.3 million at March 31, 1999. Customers continued to select fixed rate residential mortgage loans during the first quarter of 1999, resulting in a lower percentage of variable rate residential real estate loans retained compared to prior years. Installment loans increased $8.4 million, to $118.9 million at March 31, 1999, reflecting the continued success of specifically targeted sales and marketing efforts for home equity lending.

The following table provides further information regarding the Company's loan portfolio:


                                               March 31, 1999        December 31, 1998
                                            ---------------------  ---------------------
      (Dollars in thousands)                   Amount     Percent     Amount     Percent
-----------------------------------          -----------  --------  -----------  --------
Commercial loans:
 Commercial and industrial.........          $   33,863     2.8%     $   31,786    2.6%
 Real estate construction..........             115,203     9.5          84,767    7.0
 Commercial real estate mortgage...             339,806    28.0         343,171   28.3
                                             ----------   -----      ----------  -----
   Total commercial loans..........             488,872    40.3         459,724   37.9
Residential real estate mortgages..             606,309    49.9         642,129   53.0
Installment loans..................             118,934     9.8         110,577    9.1
                                             ----------   -----      ----------  -----
   Total portfolio loans...........          $1,214,115   100.0%     $1,212,430  100.0%
                                             ==========   =====      ==========  =====

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction, residential real estate mortgage loans, commercial real estate construction, commercial real estate mortgage loans, and home equity loans). As of March 31, 1999, such loans comprised approximately 94.1% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans is secured by real estate and is generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:


                                                       March 31,   December 31,
(Dollars in thousands)                                  1999         1998
--------------------------------------------         ----------   -------------
Non-Performing Assets:
 Non-accrual loans:
  Commercial................................         $ 3,115        $ 1,083
  Residential real estate mortgages.........           8,030         10,581
  Installment...............................           1,047            448
                                                     -------        -------
   Total non-accrual loans..................          12,192         12,112
 Restructured loans.........................               -              -
                                                     -------        -------
   Total non-performing loans                         12,192         12,112
 Other real estate owned....................           3,721          4,276
                                                     -------         -------
   Total non-performing assets..............         $15,913        $16,388
                                                     =======        =======

Non-performing assets as a percentage of:
  Portfolio loans and OREO..................            1.31%          1.35%
  Portfolio loans, mortgage loans held for
     sale and OREO..........................             .87%           .83%
  Total assets..............................             .77%           .75%

Loans past due 90 days or more and still
accruing interest:
 Commercial.................................         $     -        $    74
 Residential real estate....................               -              -
 Installment................................             103              -
                                                     -------        -------
   Total loans past due 90 days or more.....         $   103        $    74
                                                     =======        =======

At March 31, 1999, approximately $13.6 million, or 1.12% of total portfolio loans were 30-89 days delinquent, compared to $11.7 million, or .96%, at December 31, 1998.

Non-performing assets decreased $475,000 since year-end 1998. The net decrease was the result of a $3.1 million decrease in non-performing residential real estate mortgages and other real estate owned, which was offset by an increase in non-accrual commercial loans of $2.0 million and installment loans of $599,000. The increase in non-performing commercial loans is primarily due to the addition of a $1.6 million commercial real-estate secured loan in the first quarter of 1999. Based on the real estate collateral, no material loss is expected on this loan. Historically, credit losses on loans secured by residential property loan have been minimal as demonstrated by the Company's low level of net charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

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

Gross loan charge-offs increased $84,000 to $229,000 in the first quarter of 1999 compared to 1998. The ratio of net loan charge-offs to average loans, including loans held for sale, was .05% for the first quarter of 1999, compared to .03% for the first quarter of 1998.

The following table provides an analysis of the allowance for loan losses:


                                                                              Three Months Ended
                                                                                  March 31,
(Dollars in thousands)                                                        1999             1998
--------------------------------------------------------------------         -------          ------
Allowance for loan losses:
Balance at January 1................................................          $10,451          $7,334
 Loans charged off..................................................            (229)            (145)
 Recoveries of loans previously charged off.........................              11               44
                                                                             -------           ------
  Net charge-offs...................................................            (218)            (101)
 Provision charged to expense.......................................             850            1,225
                                                                             -------          -------
Balance at March 31.................................................         $11,083           $8,458
                                                                             =======           ======
Annualized net charge-offs as a percentage of average portfolio
  loans (including loans held for sale).............................            . 05%             .03%
Allowance for loan losses as a percentage of total portfolio loans
  outstanding at period-end.........................................             .91              .79
Allowance for loan losses as a percentage of non-performing
  loans.............................................................           90.90            56.26


Off-Balance Sheet Instruments
Unused commitments to extend credit totaled $884.3 million for residential real estate loans and $156.2 million for commercial real estate loans at March 31, 1999.

At March 31, 1999, the Company had outstanding $461.4 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $118.7 million of residential portfolio loans. Commitments to fund residential real estate loan applications with agreed-upon rates subject the Company to market risk due to fluctuations in interest rates. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At March 31, 1999, the Company had outstanding mandatory forward commitments to sell $872.1 million of residential mortgage loans, of which $568.4 million covered mortgage loans held for sale and $303.7 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 1999 without producing any material gains or losses. At March 31, 1999, the mortgage loans held for sale balance included $52.3 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $47.8 million, or 91%, of these loans were loans that had been committed for bulk sale to third parties prior to March 31, 1999 or were floating rate residential loans.

LIABILITIES.
Total liabilities were $1.9 billion at March 31, 1999, a decrease of $140.7 million, or 7%, from $2.04 billion at December 31, 1998. This decrease was primarily due to a decrease of total FHLB advances totalling $144.6 million, which corresponds to the $140.6 million decrease in mortgage loans held for sale.

Deposits
Total deposits remained relatively flat during the first quarter of 1999, increasing $231,000 to $1.38 billion at March 31, 1999.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 1999 and the year ended December 31, 1998, were as follows:



                                              March 31, 1999                         December 31, 1998
                                           ---------------------                   ----------------------


                                     Ending      Average    Average Rate During   Ending      Average   Average Rate During
(Dollars in thousands)               Balance     Balance      Period              Balance     Balance       Year
----------------------------------  --------  --------------  ----------         --------  --------  -----------------
Federal funds purchased...........   $51,000   $31,668         4.75%              $48,000     $35,717       5.59%
Securities sold under agreements
 to repurchase....................         -         -            -                     -       5,393       5.75
Other short-term borrowings.......     1,653     1,612         4.96                 5,500       3,077       5.03
                                      -------  -------         ----               -------      ------    -------
 Total short-term borrowings......   $52,653   $33,280         4.83%              $53,500     $44,187       5.57%
                                     =======   =======         ====               =======     =======     =======

At March 31, 1999 and December 31, 1998, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
Republic Bank routinely borrows short- and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at March 31, 1999 and December 31, 1998, were as follows:


                                 March 31, 1999         December 31, 1998
                             ----------------------   ---------------------
                                          Average                Average
                              Ending      Rate At     Ending     Rate At
(Dollars in thousands)        Balance   Period-End    Balance    Year End
---------------------------  ---------  -----------  ---------  -----------
Short-term  FHLB advances..   $ 65,000   5.23%        $208,000   5.01%
Long-term FHLB advances....    247,008   5.65          248,568   5.65
                              --------   ----         --------   ------
  Total....................   $312,008   5.56%        $456,568   5.36%
                              ========   ====         ========   =======

The long-term FHLB advances have original maturities ranging from May 1999 to July 2008.


Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:


                                    March 31,  December 31,
(Dollars in thousands)                1999         1998
----------------------------------  ---------  ------------
7.17% Senior Debentures due 2001..   $25,000    $25,000
6.75% Senior Debentures due 2001..     9,000      9,000
6.95% Senior Debentures due 2003..    13,500     13,500
                                     -------    -------
        Total long-term debt......   $47,500    $47,500
                                     =======   =======

CAPITAL
Shareholders' equity was $154.7 million at March 31, 1999, a $4.3 million, or 3%, increase from $150.4 million at December 31, 1998. This increase primarily resulted from the retention of $4.0 million in earnings after the payment of dividends.

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

As of March 31, 1999, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:


                                              March 31,   December 31,
                                                 1999         1998
                                              ----------  ------------
Total capital to risk-weighted assets (1)...  10.50%       10.20%
Tier 1 capital to risk-weighted assets(1)...   9.75         9.48
Tier 1 capital to average assets (1)........   7.08         6.56

(1)  As defined by the regulations.

As of March 31, 1999, the Company's Total risk-based capital was $153.9 million and Tier 1 risk-based capital was $142.8 million, an excess of $7.4 million and $54.9 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank has regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

Forward-Looking Statements
The sections that follow entitled "Market Risk Management" and "Impact of Year 2000" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, and as such, future financial performance may differ from current expectations due to a variety of market place factors. These factors include, without limitation, those disclosed in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Market Risk and Asset/Liability Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company's market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. For example, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 1999, the Company's cumulative one-year gap was a positive 6.26% of total earning assets.

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

Earnings Simulation Modeling: On a quarterly basis, the earnings simulation model is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

As of March 31, 1999, the earnings simulation model projects net interest income would increase by 3.2% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 300 basis points. If market interest rates fall by 300 basis points, the model projects net interest income would decrease by 5.5%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position
as asset-sensitive for the one-year horizon.    The earnings simulation model
assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. Management of the Company has developed and maintains a Year 2000 Compliance Plan. The status of the Plan is being reviewed monthly by either the Board of Directors or its Executive Committee. This Plan contains requirements for assessing the impact of the Year 2000 on critical computer systems and applications and for modifying, replacing and testing certain hardware and software maintained by the Company so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's computer systems are typically standard hardware from national computer hardware vendors. The Company's computer software is typically purchased software from national vendors, and is installed and operated without major modifications. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

The testing of mission critical third party hardware and software systems was completed during the first quarter of 1999, noting no Year 2000 compliance issues. The Company expects to complete the Year 2000 project no later than June 30, 1999. The total Year 2000 project cost for the Company is estimated at $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $560,000 ($200,000 expensed and $360,000 capitalized for new systems hardware and software). The remaining $640,000 relates principally to capitalization of equipment and software and implementation and testing of contingency plans and is not expected to have a material effect on the Company's results of operations, liquidity or capital resources.

The impact of the Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's systems and processes are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Company has received communications from the all mission critical third party vendors and the majority of other third party vendors either confirming that the third parties software systems are Year 2000 compliant or providing the Company with a time line of an expected compliance date by mid-1999. All third party vendors with a direct interface to the Company's computer systems were fully tested during the validation/testing phase. The Company is continuing to seek assurances that the systems of other companies on which the Company's systems rely will be timely converted or modified.

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

The Company is preparing general contingency plans to address unforeseen Year 2000 issues in the event mission critical systems still experience difficulties or other significant third parties fail to adequately address Year 2000 issues. These plans involve the operation of systems in an off-line "limited computerized" environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. The Company has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete the remaining phases, under the most reasonably likely worst case scenario, the Company could be unable to process customer loan and deposit transactions, perform interest computations or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Accounting Developments
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect to Statement 133 will be on the earnings and financial position of the Company.

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

Item 2.  Changes in Securities
         On February 18, 1999, the Board of Directors declared a $0.09 cash dividend per share, payable April 2, 1999 to shareholders of record March 5, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
         Republic Bancorp Inc. held its 1999 Annual Meeting of Shareholders on April 28, 1999. The following directors were elected at the annual meeting to serve until the next annual meeting:


          Director                            For        Against     Abstentions  Broker Non-Votes
          --------                            ---        -------     -----------  ----------------

         Jerry D. Campbell                   20,966,993        0       607,041                 0
         Dana M. Cluckey                     20,741,265        0       607,041                 0
         Bruce L. Cook                       20,742,047        0       607,041                 0
         Richard J. Cramer                   20,742,630        0       607,041                 0
         Dr. George A. Eastman               20,738,708        0       607,041                 0
         Howard J. Hulsman                   20,267,109        0       607,041                 0
         Gary Hurand                         20,740,094        0       607,041                 0
         Dennis J. Ibold                     20,719,897        0       607,041                 0
         John J. Lennon                      20,811,185        0       607,041                 0
         Sam H. McGoun                       20,747,574        0       607,041                 0
         Kelly E. Miller                     20,743,130        0       607,041                 0
         Joe D. Pentecost                    20,748,802        0       607,041                 0
         Dr. Isaac J. Powell                 20,743,316        0       607,041                 0
         George B. Smith                     20,726,682        0       607,041                 0
         Dr. Jeoffrey K. Stross              20,734,817        0       607,041                 0

       A proposal to approve the Agreement and Plan of Merger dated as of December 1, 1998 between Republic and D&N Financial Corporation was submitted to shareholders for approval. The merger agreement provides for the merger of D&N and Republic. Under terms of the agreement, D&N stockholders will receive 1.82 shares of Republic common stock for each share of D&N common stock that they own. Republic stockholders will continue to own their existing shares of Republic common stock after the merger. The merger will be tax-free to Republic, D&N and their stockholders for federal income tax purposes. The Agreement and Plan of Merger was approved at the Annual Meeting by the following votes:
       15,722,166 for; 237,920 against; 101,514 abstentions; and 5,274,077 broker non-votes.

       A proposal to approve an amendment to Article III of the First Restated Articles of Incorporation of Republic to increase the total authorized capital stock of Republic from 35,000,000 shares to 80,000,000 shares was submitted to shareholders for approval. The amendment was approved at the Annual Meeting by the following votes: 20,241,345 for; 795,547 against; 134,451 abstentions; and 164,334 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
        (a)  Exhibits
             (27) Financial Data Schedule

        (b)  Reports on Form 8-K
             There were no reports on Form 8-K filed during the first quarter of 1999.

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



                                          REPUBLIC BANCORP INC.
                                          ---------------------
                                          (Registrant)


Date:  May 17, 1999                       BY:    /s/ Thomas F. Menacher
                                                -----------------------
                                              Thomas F. Menacher
                                              Executive Vice President,
                                              Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


                                                          Sequential
       Exhibit Number               Exhibit              Page Number
       --------------               -------              -----------


            27               Financial Data Schedule        25