Form 10-Q
period 1999-06-30
REPUBLIC BANCORP INC
filed 1999-08-16
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1999              Commission File Number 0-15734


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

Common Stock Outstanding as of July 31, 1999:

Common Stock, $5 Par Value ..........................        41,104,906 Shares

                                      INDEX

PART I.           FINANCIAL INFORMATION


      Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998 .....................................   3

                  Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1999 and 1998........................   4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1999 and 1998........................   5

                  Notes to Consolidated Financial Statements................. 6 - 8

      Item 2.     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............. 9 - 23


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................  24

      Item 2.     Changes in Securities......................................  24

      Item 6.     Exhibits and Reports on Form 8-K...........................  24

SIGNATURE....................................................................  25

EXHIBITS.....................................................................26 - 27


PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                             June 30,      December 31,
(Dollars in thousands)                                         1999            1998
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...............................   $    53,503    $    47,712
Mortgage loans held for sale ............................       420,413        770,028
Securities held to maturity (market value of $70,703) ...          --           70,124
Securities available for sale (amortized cost of
   $287,285 and $601,793, respectively) .................       284,307        601,429
Securities sold not yet delivered .......................       164,310           --
Loans ...................................................     2,882,177      2,543,772
   Less allowance for loan losses .......................       (24,489)       (21,446)
                                                            -----------    -----------
Net loans ...............................................     2,857,688      2,522,326
                                                            -----------    -----------
Premises and equipment ..................................        33,823         37,185
Mortgage servicing rights ...............................        62,121         64,267
Other assets ............................................       101,396        100,695
                                                            -----------    -----------
    Total assets ........................................   $ 3,977,561    $ 4,213,766
                                                            ===========    ===========

LIABILITIES
Noninterest-bearing deposits ............................   $   222,584    $   213,562
Interest-bearing deposits ...............................     2,334,778      2,429,269
                                                            -----------    -----------
     Total deposits .....................................     2,557,362      2,642,831
Federal funds purchased, securities sold under agreements
     to repurchase and other short-term borrowings ......        23,450         96,938
Short-term FHLB advances ................................       275,000        208,000
Long-term FHLB advances .................................       641,911        778,571
Accrued expenses and other liabilities ..................       147,798        139,709
Long-term debt ..........................................        51,669         52,194
                                                            -----------    -----------
     Total liabilities ..................................     3,697,190      3,918,243

Minority interest .......................................         1,062            927
Preferred stock of subsidiary ...........................        28,719         28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ..........................          --             --
Common stock, $5 par value, 75,000,000 shares
   authorized; 41,091,210 and 40,712,087 shares
   issued and outstanding, respectively .................       205,456        203,560
Capital surplus .........................................        23,038         22,130
Retained earnings .......................................        24,033         38,697
Accumulated other comprehensive income (loss) ...........        (1,937)         1,490
                                                            -----------    -----------
     Total shareholders' equity .........................       250,590        265,877
                                                            -----------    -----------
     Total liabilities and shareholders' equity .........   $ 3,977,561    $ 4,213,766
                                                            ===========    ===========

See notes to consolidated financial statements and management's discussion and analysis.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                              June 30,                  June 30,
(In thousands, except per share data)                    1999          1998         1999        1998
------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees .............................   $  61,276    $  62,268    $ 121,907    $ 121,256
Investment securities .............................       9,758        8,577       20,144       18,011
                                                      ---------    ---------    ---------    ---------
       Total interest income ......................      71,034       70,845      142,051      139,267
                                                      ---------    ---------    ---------    ---------

Interest Expense:
Deposits ..........................................      26,635       26,553       54,088       52,392
Short-term borrowings .............................         627        2,022        1,894        4,829
FHLB advances .....................................      12,216       13,101       24,652       25,459
Long-term debt ....................................         947        1,004        1,924        2,015
                                                      ---------    ---------    ---------    ---------
       Total interest expense .....................      40,425       42,680       82,558       84,695
                                                      ---------    ---------    ---------    ---------
Net interest income ...............................      30,609       28,165       59,493       54,572
Provision for loan losses .........................       6,575        2,050        8,100        3,800
                                                      ---------    ---------    ---------    ---------
Net interest income after provision for loan losses      24,034       26,115       51,393       50,772
                                                      ---------    ---------    ---------    ---------

Non-interest Income:
Service charges ...................................       1,805        1,445        3,509        2,851
Mortgage banking ..................................      37,118       33,558       74,255       62,678
Loss on sales of securities .......................      (7,237)         (46)      (6,588)        (144)
Gain on sales of SBA loans ........................         111          477          348        1,096
Other non-interest income .........................       1,045          854        1,904        2,135
                                                      ---------    ---------    ---------    ---------
       Total non-interest income ..................      32,842       36,288       73,428       68,616
                                                      ---------    ---------    ---------    ---------

Non-interest Expense:
Salaries and employee benefits ....................      20,779       16,361       41,520       32,411
Mortgage loan commissions and incentives ..........      13,097       13,190       24,982       24,431
Occupancy expense of premises .....................       3,456        2,765        6,792        5,439
Equipment expense .................................       1,662        1,545        3,445        3,037
Merger integration and restructuring ..............      31,521           --       31,521           --
Other non-interest expense ........................      11,653       13,042       25,488       23,423
                                                      ---------    ---------    ---------    ---------
       Total non-interest expense .................      82,168       46,903      133,748       88,741
                                                      ---------    ---------    ---------    ---------
Income (loss) before income taxes .................     (25,292)      15,500       (8,927)      30,647
Provision (credit) for income taxes ...............      (7,464)       4,938       (1,935)      10,098
                                                      ---------    ---------    ---------    ---------
Income (loss) before preferred stock dividends ....     (17,828)      10,562       (6,992)      20,549
Dividends on preferred stock ......................         680          680        1,361        1,361
                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................   $ (18,508)   $   9,882    $  (8,353)   $  19,188
                                                      =========    =========    =========    =========


Basic earnings (loss) per share ...................   $    (.45)   $     .25    $    (.20)   $     .48
                                                      =========    =========    =========    =========

Diluted earnings (loss) per share .................   $    (.45)   $    . 24    $    (.20)   $     .47
                                                      =========    =========    =========    =========

Average common shares outstanding - diluted .......      41,550       41,230       41,504       41,119
                                                      =========    =========    =========    =========

Cash dividends declared per common share ..........   $     .09    $     .08    $     .18    $     .16
                                                      =========    =========    =========    =========

See notes to consolidated financial statements and management's discussion and analysis.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                  1999            1998
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss) ................................................   $    (8,353)   $    19,188
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................         5,761          6,697
     Amortization of mortgage servicing rights ...................         7,943          7,515
     Net losses on sale of securities available for sale .........         6,588            144
     Net gains on sale of mortgage servicing rights ..............       (21,843)       (15,749)
     Net gains on sale of loans ..................................          (682)        (2,182)
     Origination of mortgage loans held for sale .................    (2,675,140)    (2,746,632)
     Proceeds from sales of mortgage loans held for sale .........     3,024,755      2,606,649
     Net increase in other assets ................................        (6,595)       (13,894)
     Net increase in other liabilities ...........................         8,089         34,098
     Other, net ..................................................         2,598         (1,163)
                                                                     -----------    -----------
       Total adjustments .........................................       351,474       (124,517)
                                                                     -----------    -----------
           Net cash provided by (used in) operating activities ...       343,121       (105,329)
                                                                     -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale ..............       192,791         57,195
Proceeds from maturities/payments of securities available for sale       299,318        100,793
Purchases of securities available for sale .......................      (165,590)      (110,440)
Proceeds from maturities/payments of securities held to maturity .        11,149         28,972
Purchases of securities held to maturity .........................      (121,561)       (22,651)
Proceeds from sale of loans ......................................        51,371        105,801
Net increase in loans made to customers ..........................      (387,325)      (293,692)
Proceeds from sale of fixed assets ...............................            82            205
Proceeds from sale of mortgage servicing rights ..................        42,224         15,143
Additions to mortgage servicing rights ...........................       (28,723)       (15,879)
                                                                     -----------    -----------
           Net cash used in investing activities .................      (106,264)      (134,553)
                                                                     -----------    -----------

Cash Flows From Financing Activities:
Net (decrease) increase in deposits ..............................       (85,469)       146,972
Net (decrease) increase in short-term borrowings .................       (73,488)         5,015
Net increase (decrease) in short-term FHLB advances ..............        67,000       (102,500)
Proceeds from long-term FHLB advances ............................        35,000        254,936
Payments on long-term FHLB advances ..............................      (171,660)       (61,000)
Payments on long-term debt .......................................          (525)          (837)
Net proceeds from issuance of common shares ......................         4,184          3,774
Repurchase of common shares ......................................        (1,598)          (288)
Dividends paid ...................................................        (4,510)        (4,649)
                                                                     -----------    -----------
           Net cash (used in) provided by financing activities ...      (231,066)       241,423
                                                                     -----------    -----------

Net increase in cash and cash equivalents ........................         5,791          1,541
Cash and cash equivalents at beginning of period .................        47,712         50,165
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $    53,503    $    51,706
                                                                     ===========    ===========


See notes to consolidated financial statements and management's discussion and analysis.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K and D&N Financial Corporation's Annual Report of Form 10-K for the year ended December 31, 1998.


Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiaries, Republic Bank and D&N Bank. Republic Bank has two mortgage company subsidiaries:
Republic Bancorp Mortgage Inc., including its three divisions, Home Funding, Inc., Unlimited Mortgage Services, Inc., and Exchange Mortgage Corporation; and Market Street Mortgage Corporation, including its division, Leader Financial. Republic Bank has an 80%-majority ownership interest in Market Street Mortgage, while Republic Bancorp Mortgage is wholly-owned. D&N Bank has two subsidiaries:
D&N Capital Corporation and Quincy Insurance, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

In May 1999, the Company merged with D&N Financial Corporation. Under terms of the merger, D&N Financial Corporation shareholders received 1.82 shares of Republic Bancorp Inc. common stock for each D&N Financial Corporation share owned. The merger was accounted for as a pooling of interests, therefore, all prior period data presented have been restated to include the results of operations and financial position of D&N Financial Corporation.


Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                             1999              1998
                                           ----              ----
Cash paid during the period for:
     Interest ..................          $82,689          $85,429
     Income taxes ..............          $ 4,098            5,743

Non-cash investing activities:
     Loan charge-offs ..........          $ 5,335          $   975

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                       June 30,
(Dollars in thousands, except per share data)                      1999           1998           1999             1998
-------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings (loss) per share:
     Net income (loss) ...................................   $    (18,508)   $      9,882   $     (8,353)   $     19,188

Denominator:
     Denominator for basic earnings per share--
       weighted-average shares ...........................     41,020,276      40,176,625     40,918,719      40,068,814

       Effect of dilutive securities:
           Employee stock options ........................        484,140         930,024        540,000         922,503
           Warrants ......................................         45,584         123,654         45,765         127,920
                                                             ------------    ------------   ------------    ------------
                Dilutive potential common shares .........        529,724       1,053,678        585,765       1,050,423
                                                             ------------    ------------   ------------    ------------


     Denominator for diluted earnings per share--
       adjusted weighted-average shares for
       assumed conversions ...............................     41,550,000      41,230,303     41,504,484      41,119,237
                                                             ============    ============   ============    ============

     Basic earnings (loss) per share .....................   $       (.45)   $        .25   $       (.20)   $        .48
                                                             ============    ============   ============    ============


     Diluted earnings (loss) per share ...................   $       (.45)   $        .24   $       (.20)   $        .47
                                                             ============    ============   ============    ============



Note 5 - Segment Information

The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies; mortgage portfolio lending; home equity lending; the origination of consumer installment loans through automobile and other durable goods dealers; and the deposit-gathering function. The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing.

The following table presents the financial results of each business segment for the three months ended June 30, 1999 and 1998.

                                      Commercial and
                                     Retail Banking(2)   Mortgage Banking(1)(2)    Consolidated
----------------------------------------------------------------------------------------------------
                                    Three Months Ended,    Three Months Ended,  Three Months Ended,
                                    June 30,   June 30,    June 30,  June 30,   June 30,   June 30,
(In thousands)                       1999        1998       1999       1998       1999       1998
----------------------------------------------------------------------------------------------------
Interest income                     $61,860    $59,555    $ 9,174    $11,290    $71,034    $70,845
Interest expense                     32,620     32,922      7,805      9,758     40,425     42,680
                                    -------    -------    -------    -------    -------    -------
Net interest income                  29,240     26,633      1,369      1,532     30,609     28,165
Provision for loan losses             1,575      2,050         --         --      1,575      2,050
Noninterest income                    3,276      2,730     37,118     33,558     40,394     36,288
Noninterest expense                  15,180     16,419     35,466     30,484     50,646     46,903
                                    -------    -------    -------    -------    -------    -------
Income before taxes                 $15,761    $10,894    $ 3,021    $ 4,606    $18,782    $15,500
                                    =======    =======    =======    =======    =======    =======

Preferred stock dividend            $   680    $   680    $    --    $    --    $   680    $   680

Income taxes                        $ 5,334    $ 3,488    $ 1,077    $ 1,450    $ 6,411    $ 4,938

Depreciation and amortization       $ 1,954    $ 2,378    $ 4,203    $ 5,388    $ 6,157    $ 7,766

Capital expenditures                $   532    $ 1,313    $ 1,449    $ 1,770    $ 1,981    $ 3,083

Identifiable assets (in millions)   $ 3,430    $ 3,127    $   548    $   856    $ 3,978    $ 3,983

Efficiency ratio                      46.68%     55.83%     92.15%     86.87%     71.33%     72.72%
---------------------------------------------------------------------------------------------------


The following table presents the financial results of each business segment for the six months ended June 30, 1999 and 1998.


                                       Commercial and
                                      Retail Banking(2)    Mortgage Banking(1)(2)      Consolidated
----------------------------------------------------------------------------------------------------------
                                      Six Months Ended,      Six Months Ended,       Six Months Ended,
                                     June 30,   June 30,     June 30,   June 30,    June 30,     June 30,
(In thousands)                        1999        1998        1999        1998        1999         1998
----------------------------------------------------------------------------------------------------------
Interest income                     $122,519    $119,495    $ 19,532    $ 19,772    $142,051    $139,267
Interest expense                      65,763      67,010      16,795      17,685      82,558      84,695
                                    --------    --------    --------    --------    --------    --------
Net interest income                   56,756      52,485       2,737       2,087      59,493      54,572
Provision for loan losses              3,100       3,800          --          --       3,100       3,800
Noninterest income                     6,725       5,938      74,255      62,678      80,980      68,616
Noninterest expense                   32,881      31,723      69,345      57,018     102,226      88,741
                                    --------    --------    --------    --------    --------    --------
Income before taxes                 $ 27,500    $ 22,900    $  7,647    $  7,747    $ 35,147    $ 30,647
                                    ========    ========    ========    ========    ========    ========

Preferred stock dividend            $  1,361    $  1,361    $     --    $     --    $  1,361    $  1,361

Income taxes                        $  9,371    $  7,670    $  2,569    $  2,428    $ 11,940    $ 10,098

Depreciation and amortization       $  4,019    $  4,687    $  9,685    $  9,525    $ 13,704    $ 14,212

Capital expenditures                $  2,708    $  2,744    $  2,399    $  2,528    $  5,107    $  5,272

Identifiable assets (in millions)   $  3,430    $  3,127    $    548    $    856    $  3,978    $  3,983

Efficiency ratio                       51.27%      54.17%      90.07%      88.04%      69.51%      71.95%


--------------------------------------------------------------------------------
(1)Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.

(2)Amounts exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation in the second quarter of 1999, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.
--------------------------------------------------------------------------------

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

ACQUISITIONS

On May 17, 1999, the Company merged with D&N Financial Corporation whereby each share of D&N Financial Corporation common stock was converted into 1.82 shares of the Company's common stock. The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interests. In connection with the merger, the Company recorded $22.0 million in after tax merger integration and restructuring charges in the second quarter. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

The following table provides details of the merger integration and restructuring charge by type of cost recorded in the quarter ended June 30, 1999:


                                                        Pre-tax   After-tax
(In thousands)                                           Cost       Cost
----------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit accruals............. $10,446   $ 6,790
   Professional fees...................................   5,133     4,886
   Branch closings and real estate transactions........   8,652     5,624
   Systems.............................................   2,201     1,431
   Other...............................................   5,089     3,308
                                                        -------   -------
     Total merger integration and restructuring costs.. $31,521   $22,039
                                                        =======   =======


EARNINGS PERFORMANCE

To better understand underlying trends and performance, net operating earnings exclude the after tax impact of the merger integration and restructuring charges related to the Company's merger with D&N Financial Corporation in the second quarter of 1999, the $4.9 million loss on the sale of low yielding fixed rate securities, and an additional $3.3 million provision for loan losses for the quarter ended June 30, 1999.

The Company reported record net operating for the second quarter of $11.7 million, or $0.28 per diluted share, up 17% from $0.24 earned for the second quarter of 1998. Net operating income for the quarter generated annualized returns of 1.18% on average assets and 17.56% on average equity. These compare with returns of 1.04% on average assets and 16.29% on average equity for the second quarter of 1998.

Net operating income for the six months ended June 30, 1999 was $21.8 million, a 14% increase over the $19.2 million earned for the six months ended June 30, 1998. For the six months period ended June 30, 1999, diluted earnings per share were $0.53, an increase of 13% over the $0.47 earned in 1998. Net operating income for the first six months of 1999 generated annualized return on average assets and return on average shareholders' equity of 1.08% and 16.29%, respectively.

Including these charges described above, the Company reported a net loss for the second quarter of $18.5 million and a net loss of $8.4 million for the six months ended June 30, 1999.
                                       9

RESULTS OF OPERATIONS

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.5 billion in single-family residential mortgage loans in the second quarter of 1999, compared to $1.6 billion closed in the same period last year. During the first half of 1999, mortgage loan closings were $2.9 billion, compared to $3.1 billion for the comparable period in 1998. Retail mortgage loan volumes during the first half of 1999 decreased slightly due to a rising interest rate environment which has resulted in a lower level of refinance activity. Refinancings for the second quarter of 1999 represented approximately 28% of total closings compared to 31% in the second quarter of 1998. During the first half of 1999, refinancings represented approximately 36% of total closings compared to 42% for the first half of 1998.

The following table summarizes the Company's income from mortgage banking activities:

                                         Three Months Ended   Six Months Ended
                                             June 30,             June 30,
(In thousands)                            1999       1998      1999      1998
-------------------------------------------------------------------------------
Mortgage loan production income (1)..... $36,346   $33,512   $73,107   $61,643
Net mortgage loan servicing income (2)..     772        46     1,148     1,035
                                         -------   -------   -------   -------
      Total mortgage banking income..... $37,118   $33,558   $74,255   $62,678
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

For the three months ended June 30, 1999, mortgage banking income increased $3.6 million, or 11%, to $37.1 million from $33.6 million a year earlier, as mortgage loan production revenue and net mortgage servicing revenue increased. Mortgage loan production revenue grew primarily as a result of improvement in execution on the sale of mortgages and the related mortgage servicing rights sold concurrently with the underlying loans. The Company sold $1.5 billion of single-family residential mortgage loans in the second quarters of 1999 and 1998. The ratio of mortgage loan production revenue to mortgage loans sold increased to 2.45% for the second quarter of 1999, compared to 2.20% in 1998.

Net mortgage loan servicing income was $772,000 for the quarter ended June 30, 1999 compared to $46,000 for the second quarter of 1998. The increase was primarily the result of a decrease in amortization expense, which was offset by a decrease in the average loans serviced. Loans serviced for others averaged $3.6 billion for the second quarter of 1999, a 10% decrease from $4.0 billion during the second quarter of 1998. Amortization of mortgage servicing rights totaled $3.2 million for the second quarter of 1999 compared to $4.1 million for the second quarter of 1998. The decrease in amortization was a result of the decline in residential mortgage loan refinance activity in the second quarter of 1999 compared to the second quarter of 1998.

For the six months ended June 30, 1999, mortgage banking income increased $11.6 million, or 18%, compared to the same period a year ago, reflecting increased gains on the sale of mortgages with servicing rights released and increased net mortgage servicing revenue. The increase in mortgage loan production income was a result of an increase in mortgage loan sales which totaled $3.0 billion for the first half of 1999, compared to $2.9 billion in 1998 and an improvement in execution. The ratio of mortgage loan production revenue to mortgage loans sold increased to 2.43% for the six months ended June 30, 1999, compared to 2.14% for the same period in

1998. The increase in net mortgage loan servicing income is primarily the result of a 64% increase in the principal balance of loans serviced under subservicing agreements during the first half of 1999 compared to 1998.

For the six months ended June 30, 1999 and 1998, amortization of mortgage servicing rights totaled $7.9 million and $7.5 million, respectively. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of June 30, 1999 the balance of the impairment reserve was $3.0 million, an increase of $525,000 from December 31, 1998.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and six months ended June 30, 1999 and 1998.

Net interest income, on a fully taxable equivalent (FTE) basis, was $30.6 million for the second quarter of 1999, an increase of $2.4 million, or 8%, over the second quarter of 1998. This increase was primarily the result of a $153.1 million, or 29%, increase in average commercial loans and a $66.1 million, or 11% increase in installment loans during the second quarter of 1999 compared to 1998. Funding the growth in commercial and installment loans was a reduction in the average balance of mortgage loans held for sale and an increase in average deposits. Net interest income growth was partially offset by the interest expense associated with a $257.5 million, or 12% increase in average interest-bearing deposits.

The net interest margin (FTE) was 3.25% for the quarter ended June 30, 1999, an increase of 11 basis points from 3.14% in 1998. The increase in the margin was due to an improved mix of earning assets toward higher-yielding commercial and installment loans, a reduction in the Company's cost of funds, and a $13.6 million increase in the average balance of noninterest-bearing deposits over the second quarter of 1998.

For the six months ended June 30, 1999, net interest income (FTE) was $59.5 million, an increase of $4.9 million, or 9%, over the first half of 1998. The net interest margin (FTE) for the six months ended June 30, 1999, rose 3 basis points to 3.13% from 3.10% for the comparable period in 1998. The increase in the net interest margin was due to the improved mix of earning assets, a reduction in the Company's cost of funds, and an increase in the average balance of noninterest-bearing deposits.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                                 Three Months Ended                     Three Months Ended
                                                                    June 30, 1999                         June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                  Average       Average                   Average
(Dollar amounts in thousands)                            Balance      Interest     Rate          Balance      Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................  $     31,447   $      433      5.52%      $     5,891    $     81     5.52%
Mortgage loans held for sale......................       508,324        9,126      7.20           597,638      11,271     7.56
Investment securities ............................       570,569        9,344      6.55           503,143       8,514     6.69
Portfolio loans(1):
   Commercial loans...............................       690,350       14,750      8.57           537,234      12,394     9.25
   Real estate mortgage loans.....................     1,320,515       23,520      7.12         1,372,462      25,643     7.47
   Installment loans..............................       646,426       13,879      8.61           580,287      12,960     8.96
                                                    ------------   ----------     -----       -----------     -------    -----
         Total loans, net of unearned income......     2,657,291       52,149      7.86         2,489,983      50,997     8.20
                                                    ------------   ----------     -----       -----------     -------    -----
     Total interest-earning assets................     3,767,631       71,052      7.55         3,596,655      70,863     7.88
Allowance for loan losses.........................       (22,480)                                 (19,662)
Cash and due from banks...........................        44,622                                   36,563
Other assets......................................       167,721                                  177,723
                                                    ------------                              -----------
     Total assets.................................  $  3,957,494                              $ 3,791,279
                                                    ============                              ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................  $     95,539          398      1.67       $    94,584         409     1.73
Savings deposits .................................       795,055        5,730      2.89           704,425       6,268     3.57
Time deposits.....................................     1,532,098       20,507      5.37         1,366,233      19,876     5.81
                                                    ------------   ----------      ----       -----------     -------     ----
   Total interest-bearing deposits................     2,422,692       26,635      4.41         2,165,242      26,553     4.91
Short-term borrowings.............................        44,404          627      5.66           143,676       2,022     5.67
FHLB advances....................................        862,387       12,216      5.68           901,620      13,101     5.77
Long-term debt....................................        53,583          947      7.07            54,262       1,004     7.50
                                                    ------------   ----------     -----       -----------    --------    -----
     Total interest-bearing liabilities...........     3,383,066       40,425      4.79         3,264,800      42,680     5.24
                                                                   ----------     -----                       -------    -----
Noninterest-bearing deposits......................       163,524                                  149,968
Other liabilities.................................       115,881                                  105,170
                                                    ------------                              -----------
     Total liabilities............................     3,662,471                                3,519,938
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       266,304                                  242,622
                                                    ------------                              -----------
     Total liabilities and shareholders' equity...  $  3,957,494                              $ 3,791,279
                                                    ============                              ===========

Net interest income/rate spread (FTE).............                 $   30,627      2.76%                     $ 28,183     2.64%
                                                                   ==========      ====                      ========     ====
Net interest margin (FTE).........................                                 3.25%                                  3.14%
                                                                                   ====                                   ====



         Increase (decrease) due to change in:            Volume(2)                Rate(2)          Net Change
         --------------------------------------------------------------------------------------------------------
         Short-term investments...................    $      352                 $     -              $    352
         Mortgage loans held for sale.............        (1,627)                    (518)              (2,145)
         Investment securities....................         1,022                     (192)                 830
         Portfolio loans(1):
            Commercial loans......................         3,325                     (969)               2,356
            Real estate mortgage loans............          (949)                  (1,174)              (2,123)
            Installment loans.....................         1,441                     (522)                 919
                                                      ----------                 --------             --------
              Total loans, net of unearned income.         3,817                   (2,665)               1,152
                                                      ----------                 --------             --------
              Total interest income...............         3,565                   (3,376)                 189

         Interest-bearing demand deposits.........             4                      (15)                 (11)
         Savings deposits.........................           749                   (1,287)                (538)
         Time deposits............................         2,240                   (1,609)                 631
                                                      ----------                 --------             --------
           Total interest-bearing deposits........         2,992                   (2,910)                  82
         Short-term borrowings....................        (1,393)                      (2)              (1,395)
         FHLB advances............................          (651)                    (234)                (885)
         Long-term debt...........................           (10)                     (47)                 (57)
                                                      ----------                 --------             --------
              Total interest expense.............            938                   (3,193)              (2,255)
                                                      ----------                 --------             --------
              Net interest income.................    $    2,628                 $   (184)              $2,444
                                                      ==========                 ========             ========


(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                                 Six Months Ended                       Six Months Ended
                                                                June 30, 1999                              June 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average      Average                   Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest     Rate
-------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................    $   28,483    $     604      4.28%      $     4,795    $    130     5.47%
Mortgage loans held for sale......................       555,858       19,553      7.09           536,033      19,696     7.35
Investment securities.............................       612,235       19,576      6.39           532,977      17,918     6.78
Portfolio loans(1):
   Commercial loans...............................       669,071       28,593      8.62           515,462      23,909     9.35
   Real estate mortgage loans.....................     1,300,162       46,791      7.20         1,399,877      52,295     7.47
   Installment loans..............................       633,180       26,970      8.59           570,333      25,356     8.97
                                                      ----------    ---------    ------       -----------    --------   ------
     Total loans, net of unearned income..........     2,602,413      102,354      7.90         2,485,672     101,560     8.20
                                                      ----------    ---------    ------       -----------    --------   ------
     Total interest-earning assets................     3,798,989      142,087      7.51         3,559,477     139,304     7.86
Allowance for loan losses.........................       (22,152)                                 (18,931)
Cash and due from banks...........................        37,618                                   36,017
Other assets......................................       244,538                                  184,872
                                                      ----------                              -----------
     Total assets.................................    $4,058,993                              $ 3,761,435
                                                      ==========                              ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................    $   99,578          887      1.80       $    91,717         772     1.70
Savings deposits..................................       790,948       11,471      2.92           685,460      11,978     3.52
Time deposits.....................................     1,545,400       41,730      5.45         1,363,337      39,642     5.87
                                                      ----------    ---------      ----       -----------    --------   ------
   Total interest-bearing deposits................     2,435,926       54,088      4.48         2,140,514      52,392     4.94
Short-term borrowings.............................        71,030        1,894      5.37           170,413       4,829     5.71
FHLB advances....................................        873,688       24,652      5.69           881,557      25,459     5.78
Long-term debt....................................        55,302        1,924      6.96            54,698       2,015     7.43
                                                      ----------    ---------      ----       -----------    --------   ------
     Total interest-bearing liabilities...........     3,435,946       82,558      4.84         3,247,182      84,695     5.25
                                                                    ---------      ----                      --------   ------
Noninterest-bearing deposits......................       176,034                                  146,966
Other liabilities.................................       150,060                                  100,425
                                                      ----------                              -----------
     Total liabilities............................     3,762,040                                3,494,573
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       268,234                                  238,143
                                                      ----------                              -----------
     Total liabilities and shareholders' equity...    $4,058,993                              $ 3,761,435
                                                      ==========                              ===========

Net interest income/Rate spread (FTE).............                  $  59,529      2.67%                      $54,609     2.61%
                                                                    =========      ====                       =======   ======
Net interest margin...............................                                 3.13%                                  3.10%
                                                                                   ====                                 ======

         Increase (decrease) due to change in:            Volume(2)                Rate(2)              Net Change
         ---------------------------------------------------------------------------------------------------------
         Short-term investments...................     $    509                   $    (35)            $    474
         Mortgage loans held for sale.............          640                       (783)                (143)
         Investment securities....................        2,694                     (1,036)               1,658
         Portfolio loans(1):
            Commercial loans......................        6,693                     (2,009)               4,684
            Real estate mortgage loans............       (3,651)                    (1,853)              (5,504)
            Installment loans.....................        2,732                     (1,118)               1,614
                                                       --------                   --------             --------
              Total loans, net of unearned income.        5,773                     (4,979)                 794
                                                       --------                   --------             --------
              Total interest income...............        9,616                     (6,833)               2,783

         Interest-bearing demand deposits.........           68                         47                  115
         Savings deposits.........................        1,711                     (2,218)                (507)
         Time deposits............................        5,088                     (3,000)               2,088
                                                       --------                   --------             --------
           Total interest-bearing deposits........        6,867                     (5,171)               1,696
         Short-term borrowings....................       (2,663)                      (272)              (2,935)
         FHLB advances............................         (294)                      (513)                (807)
         Long-term debt...........................           24                       (115)                 (91)
                                                       --------                   --------             --------
              Total interest expense.............         3,935                     (6,072)              (2,137)
                                                       --------                   --------             --------
              Net interest income.................     $  5,681                   $   (761)            $  4,920
                                                       ========                   ========             ========


(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Expense
Noninterest expense for the three and six months ended June 30, 1999 includes a one-time merger integration and restructuring charge of $31.5 million related to the merger with D&N Financial Corporation on May 17, 1999. Excluding this charge, noninterest expense for the quarter ended June 30, 1999 increased $3.7 million, or 8%, to $50.6 million from $46.9 million a year earlier. Also, on a year-to-date basis excluding the charge, total noninterest expense was $102.2 million, up $13.5 million, or 15%, over the first six months of 1998. The rise in noninterest expense, in part, reflects an increase in salaries and employee benefits expense attributed to a 16% increase in the number of employees at June 30, 1999 compared to June 30, 1998. The opening of 27 additional retail bank and loan production offices during the past twelve months also contributed to the increase in noninterest expense.

BALANCE SHEET ANALYSIS

ASSETS
At June 30, 1999, the Company had $4.0 billion in total assets, a decrease of $236.2 million, or 6%, from $4.2 billion at December 31, 1998. The decrease is primarily the result of the decrease in investment securities and mortgage loans held for sale described below.

Securities
During the second quarter of 1999, all investment securities at D&N Bank were reclassified as available for sale in conjunction with the merger and to provide additional liquidity to the consolidated organization. Total investment securities declined $387.2 million, or 58%, to $284.3 million, and represented 7.1% of total assets at June 30, 1999. In order to reduce interest rate risk and improve future net interest income, in June 1999, the Company sold $304.5 million of low-yielding fixed rate investment securities, of which $164.3 million were sold not yet delivered at June 30, 1999. The proceeds from the sale were redeployed into higher yielding residential mortgage loans. Gross realized gains and losses on sales of available-for-sale securities were $422,000 and $7,659,000, respectively, for the quarter ended June 30, 1999. For the first six months of 1999, gross realized gains and losses totaled $1,159,000 and $7,747,000, respectively.

The Company's securities portfolio serves as a source of liquidity and earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk. The debt securities portfolio is comprised primarily of U.S. Government agency securities, obligations collateralized by U.S. Government agencies, mainly in the form of mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates. The Company's equity securities portfolio consists primarily of Federal Home Loan Bank stock.

During the second quarter, in order to mitigate interest rate risk associated with fixed rate investment securities, the Company purchased $140 million notional amount of interest rate caps indexed to the three month LIBOR with a strike rate of 6.5%, with various expiration dates from June 2001 to June 2002. In addition, the Company purchased $75 million notional amount of options to enter into interest rate swap agreements indexed to the three month LIBOR expiring in June 2002.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at June 30, 1999:

                                                                   Securities Available for Sale
                                                ------------------------------------------------------------------
                                                                      Gross            Gross             Estimated
                                                  Amortized         Unrealized       Unrealized            Fair
(In thousands)                                      Cost              Gains            Losses              Value
------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Government agency securities ........     $ 15,242          $     --          $     95          $ 15,147
   Collateralized mortgage obligations ......      190,101                19             3,119           187,001
   Mortgage-backed securities ...............       21,912               534               456            21,990
   Municipal and other securities ...........        3,103               139                --             3,242
                                                  --------          --------          --------          --------
     Total Debt Securities ..................      230,358               692             3,670           227,380
Equity securities ...........................       56,927                --                --            56,927
                                                  --------          --------          --------          --------
     Total Securities Available for Sale.....     $287,285          $    692          $  3,670          $284,307
                                                  ========          ========          ========          ========

Certain securities having a carrying value of approximately $59.1 million and $117.9 million at June 30, 1999 and December 31, 1998, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $420.4 million at June 30, 1999 compared to $770 million at December 31, 1998. This decrease was caused by the $367 million decrease in residential mortgage loan closings during the second quarter of 1999 over the fourth quarter of 1998 (loans closed generally remain in loans held for sale for 30 to 60 days after closing) and due to the Company maintaining a higher percentage of residential mortgage loan closings in its loan portfolio.

Portfolio Loans
Total portfolio loans were $2.88 billion at June 30, 1999, an increase of $338.4 million, or 13.3%, from $2.54 billion at December 31, 1998. This increase resulted from increases in the commercial, residential real estate mortgage and installment loan portfolios. The residential mortgage portfolio loan balance increased $179.5 million, or 14%, since year-end 1998 to $1.47 billion at June 30, 1999. The installment loan portfolio increased $56.7 million, or 9%, since year-end 1998 to $672.3 million at June 30, 1999.

The commercial loan balance increased $102.3 million during the first half of 1999, for an annualized growth rate of 32%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the second quarter of 1999, the Company closed $12.9 million in Small Business Administration (SBA) loans, a 52% increase from the $8.5 million closed in the second quarter of 1998. For the first six months of 1999 and 1998, SBA loan closings were $18.8 million and $15.0 million, respectively. The Company sold $4.6 million and $14.9 million of the guaranteed portion of SBA loans in the first six months of 1999 and 1998, respectively, resulting in corresponding gains of $348,000 and $1,096,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                                   June 30, 1999                     December 31, 1998
                                            ---------------------------         ---------------------------
(Dollars in thousands)                        Amount            Percent           Amount            Percent
-----------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial ...........    $   95,469            3.3%          $   83,105            3.3%
   Commercial real estate mortgage......       639,505           22.2              549,586           21.6
                                            ----------          -----           ----------          -----
        Total commercial loans .........       734,974           25.5              632,691           24.9
Residential real estate mortgages.......     1,474,948           51.2            1,295,484           50.9
Installment loans ......................       672,255           23.3              615,597           24.2
                                            ----------          -----           ----------          -----
       Total portfolio loans ...........    $2,882,177          100.0%          $2,543,772          100.0%
                                            ==========          =====           ==========          =====

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction loans, residential real estate mortgage loans, commercial real estate construction loans, commercial real estate mortgage loans, and home equity loans). As of June 30, 1999, such loans comprised approximately 82% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans is secured by real estate and is generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and D&N Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                    June 30,         December 31,
(Dollars in thousands)                                                1999               1998
-------------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ...........................................          $ 4,989           $ 6,141
     Residential real estate mortgages ....................            8,259            12,011
     Installment ..........................................            1,775             1,826
                                                                     -------           -------
       Total non-accrual loans ............................           15,023            19,978
Restructured loans ........................................               --                --
                                                                     -------           -------
       Total non-performing loans .........................           15,023            19,978
   Other real estate owned ................................            4,575             5,648
                                                                     -------           -------
       Total non-performing assets ........................          $19,598           $25,626
                                                                     =======           =======

Non-performing assets as a percentage of:
     Portfolio loans and OREO .............................              .68%             1.01%
     Portfolio loans, mortgage loans held for
           sale and OREO ..................................              .59%              .77%
     Total assets .........................................              .49%              .61%

Loans past due 90 days or more and still accruing interest:
   Commercial .............................................          $   245           $   112
   Residential real estate ................................               --                --
   Installment ............................................               --                --
                                                                     -------           -------
       Total loans past due 90 days or more ...............          $   245           $   112
                                                                     =======           =======


At June 30, 1999, approximately $24.0 million, or .83% of total portfolio loans were 30-89 days delinquent, compared to $23.4 million, or .92%, at December 31, 1998.

Provision and Allowance for Loan Losses
The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management considers certain factors when determining the unallocated allowance, including but not limited to, loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and installment loans) are impaired. An impaired loan for which it is deemed necessary to record a specific allowance is, typically, written down to the fair value of the underlying collateral at the time it is placed in non-accrual status via a direct charge-off against the allowance for loan losses. Consequently, those impaired loans not requiring a specific allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

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

Gross loan charge-offs increased $3.9 million to $5.3 million for the six months ended June 30, 1999 compared to $1.4 million for the same period of 1998. The increase is related primarily to charge-offs of certain commercial loans during the second quarter of 1999. Reflecting this increase in charge-offs, the Company recorded provision for loan losses of $6.6 million for the second quarter of 1999 compared to $2.1 million in 1998.

The following table provides an analysis of the allowance for loan losses:

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ------------------------------
(Dollars in thousands)                                                           1999                1998
                                                                              ---------           ----------
Allowance for loan losses:
Balance at January 1 ................................................          $ 21,446            $ 17,883
   Loans charged off ................................................            (5,335)             (1,443)
   Recoveries of loans previously charged off .......................               278                 309
                                                                               --------            --------
     Net charge-offs ................................................            (5,057)             (1,134)
   Provision charged to expense .....................................             8,100               3,800
                                                                               --------            --------
Balance at June 30 ..................................................          $ 24,489            $ 20,549
                                                                               ========            ========
Annualized net charge-offs as a percentage of average portfolio loans
     (including loans held for sale) ................................               .32%                .07%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end ......................................               .85                 .84
Allowance for loan losses as a percentage of non-performing
     loans ..........................................................            163.01              107.35

Off-Balance Sheet Instruments
Unused commitments to extend credit totaled $920.3 million for residential real estate loans and $222.4 million for commercial real estate loans at June 30, 1999.

At June 30, 1999, the Company had outstanding $579.5 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $238.2 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At June 30, 1999, the Company had outstanding mandatory forward commitments to sell $604.4 million of residential mortgage loans, of which $338.6 million covered mortgage loans held for sale and $265.8 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 1999 without producing any material gains or losses. At June 30, 1999, the mortgage loans held for sale balance included $81.8 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $53.2 million, or 65%, of these loans were loans that had been committed for bulk sale to third parties prior to June 30, 1999 or were floating rate residential loans.

LIABILITIES.
Total liabilities were $3.7 billion, a 6% decrease from $3.9 billion at December 31, 1998. This decrease was primarily due to decreases in deposits, short-term borrowings and FHLB advances.

Deposits
Total deposits decreased $85.5 million, or 3%, to $2.56 billion at June 30, 1999 from $2.64 billion at December 31, 1998 as the Company allowed the run-off of higher yielding certificate of deposits.


Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 1999 and the year ended December 31, 1998, were as follows:

                                                     June 30, 1999                              December 31, 1998
                                          --------------------------------------    --------------------------------------------
                                                                      Average                                          Average
                                           Ending      Average      Rate During      Ending           Average        Rate During
(Dollars in thousands)                    Balance      Balance        Period        Balance           Balance          Period
-------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased ..............    $ 20,000     $ 32,189        5.34%        $ 73,285          $ 35,717          5.59%
Securities sold under agreements
   to repurchase .....................          --       37,255        5.38           18,153            85,499          5.58
Other short-term borrowings ..........       3,450        1,586        6.05            5,500             3,077          5.03
                                          --------     --------        ----         --------          --------          ----
   Total short-term borrowings........    $ 23,450     $ 71,030        5.37%        $ 96,938          $124,293          5.57%
                                          ========     ========        ====         ========          ========          ====


At June 30, 1999 and December 31, 1998, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
Republic Bank and D&N Bank routinely borrow short- and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations, purchases of investment securities and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at June 30, 1999 and December 31, 1998, were as follows:

                                         June 30, 1999                    December 31, 1998
                                   --------------------------        ----------------------------
                                                    Average                           Average
                                    Ending          Rate At          Ending           Rate At
(Dollars in thousands)             Balance         Period-End        Balance         Period-End
--------------------------------------------------------------------------------------------------
Short-term  FHLB advances          $275,000             5.59%       $208,000             5.74%
Long-term FHLB advances .           641,911             5.81         778,571             6.09
                                   --------         --------        --------          -------
     Total ..............          $916,911             5.66%       $986,571             5.83%
                                   ========         ========        ========          =======

The long-term FHLB advances have original maturities ranging from August 1999 to July 2008.

Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:


                                                           June 30,       December 31,
(Dollars in thousands)                                       1999             1998
--------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001 ....................      $25,000          $25,000
6.75% Senior Debentures due 2001 ....................        9,000            9,000
6.95% Senior Debentures due 2003 ....................       13,500           13,500
7.27% Collateralized Mortgage Obligation due 2010....        4,169            4,694
                                                           -------          -------
       Total long-term debt .........................      $51,669          $52,194
                                                           =======          =======


CAPITAL
Shareholders' equity was $250.6 million at June 30, 1999, a $15.3 million, or 5.7%, decrease from $265.9 million at December 31, 1998. This decrease primarily resulted from the reduction of retained earnings by the net loss for the six months ended June 30, 1999 due to the $3l.5 million pretax merger integration and restructuring charge incurred in connection with the D&N merger and the declaration of $6.3 million in dividends during the six months ended June 30, 1999.

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

As of June 30, 1999, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                     June 30,      December 31,
                                                       1999             1998
                                                       ----             ----
Total capital to risk-weighted assets (1).......       10.58%          10.55%
Tier 1 capital to risk-weighted assets (1)......        9.68            9.80
Tier 1 capital to average assets (1) ...........        6.71            6.54

(1)  As defined by the regulations.

As of June 30, 1999, the Company's total risk-based capital was $288.9 million and Tier 1 risk-based capital was $264.4 million, an excess of $15.9 million and $100.6 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and D&N Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 1999, the Company's cumulative one-year gap was a negative 4.48% of total earning assets.

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

As of June 30, 1999, the earnings simulation model projects net interest income would decrease by 9.2% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 300 basis points. If market interest rates fall by 300 basis points, the model projects net interest income would increase by 5.0%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

The Company initiated the process of preparing its computer systems and applications for the year 2000 in June 1997. The Company's computer systems are typically standard hardware from national computer hardware vendors and the computer software is typically purchased software from national vendors, and is installed and operated without major modifications. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

Management of the Company has developed and maintains a Year 2000 Compliance Plan. The status of the Plan is being reviewed monthly by either the Board of Directors or its Executive Committee. The Company's Year 2000 Compliance Plan has been prepared in accordance with the Federal Financial Institutions Examination Council (FFIEC) guidelines on Year 2000 Compliance and involves the following five phases: awareness, assessment, renovation, testing, and implementation. The Company has completed all phases of the Year 2000 Compliance Plan. As a part of the assessment phase, certain ancillary applications were identified as not being Year 2000 compliant and have been successfully replaced. The assessment of hardware compliance has found all mission critical systems compliant, with the exception of one mortgage banking hardware platform which has been replaced, and with only minimal personal computer equipment not compliant. This personal computer equipment will be replaced during the normal course of business. In addition, due to the Company's business operating needs, the Company's core banking system was recently converted to a new system, including complete replacement of hardware and software.

The total Year 2000 project cost for the Company is estimated at $1.0 million and is being funded through operating cash flows. This estimate does not include the salaries and wages of Company personnel working on the Company's Year 2000 readiness. To date, the Company has incurred approximately $610,000 ($210,000 expensed and $400,000 capitalized for new systems hardware and software). The remaining $390,000 relates principally to contingency plan testing, alternative power supply systems, and communications and is not expected to have a material effect on the Company's results of operations, liquidity or capital resources.

The impact of the Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's systems and processes are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Company has received communications from all mission critical third party vendors and the majority of other third party vendors either confirming that the third parties software systems are Year 2000 compliant or providing the Company with a time line of an expected compliance date by mid-1999. All third party vendors with a direct interface to the Company's computer systems were fully tested during the validation/testing phase. The Company is continuing to seek assurances that the systems of other companies on which the Company's systems rely will be timely converted or modified.

The Company's credit risk associated with borrowers may increase to the extent commercial loan borrowers fail to adequately address Year 2000 issues. As a result, Republic Bank and D&N Bank have identified their material borrowers and have assessed their Year 2000 preparedness. The material commercial loan borrowers' Year 2000 readiness will be monitored periodically, based on the level of risk that the Year 2000 has been estimated to potentially impact the business of each borrower. The Company's risk of material loss due to customer failure to adequately prepare for the Year 2000 is reduced as a result of 87% of the Company's commercial loan portfolio being secured by real estate.

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

The Company is also enhancing its existing business resumption plans for both information and non-information technology areas to reflect Year 2000 issues. It has developed plans, designed to coordinate the efforts of its personnel and resources, in addressing any year 2000 difficulties that become evident as a result of Year 2000 issues. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

The costs of the Year 2000 project were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, without limitation, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, the ability to execute general contingency and business resumption plans, and similar uncertainties.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In the event that Year 2000 program of either the Company or its third party vendors were not completed effectively, under the most reasonably likely worst case scenario, the Company could be unable to process customer loan and deposit transactions, perform interest computations or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Accounting Developments
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company in fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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

Item 2.  Changes in Securities

         On May 17, 1999, the Company merged with D&N Financial Corporation. Under terms of the merger, D&N Financial Corporation shareholders received a total of 17,225,457 Republic Bancorp Inc. common shares, which represented 1.82 shares for each D&N Financial Corporation common share owned.

         On May 20, 1999, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on July 2, 1999 to shareholders of record June 4, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              (27) Financial Data Schedule

         (b)  Reports on Form 8-K
              The Company filed a Current Report on Form 8-K on May 28, 1999 with respect to the merger of D&N Financial Corporation with and into Republic Bancorp Inc. effective May 17, 1999.

              The Company filed a Current Report on Form 8-K/A on July 16, 1999 as an amendment to the May 28, 1999 Form 8-K filing with respect to providing pro forma financial information and combined financial results for 30 days following the merger date.

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




                                  REPUBLIC BANCORP INC.
                                  ---------------------
                                  (Registrant)


Date:  August 16, 1999            BY: /s/ Thomas F. Menacher
                                      ---------------------------------------
                                      Thomas F. Menacher
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX


                                                                  Sequential
Exhibit Number                  Exhibit                           Page Number
--------------                  -------                           -----------

   27                    Financial Data Schedule                      27