Form 10-Q
period 1999-09-30
REPUBLIC BANCORP INC
filed 1999-11-15
CIK 813808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999    Commission File Number 0-15734


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

                         YES    X       NO
                             -------        -------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 1999:

Common Stock, $5 Par Value                            41,250,716 Shares

                                     INDEX

PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998.....................................        3

            Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 1999 and 1998..................        4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1999 and 1998..................        5

            Notes to Consolidated Financial Statements................    6 - 8

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition.............   9 - 24


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................       25

   Item 2.  Changes in Securities.....................................       25

   Item 6.  Exhibits and Reports on Form 8-K..........................       25

SIGNATURE.............................................................       26

EXHIBITS..............................................................  27 - 28


PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                           September 30,       December 31,
(Dollars in thousands)                                         1999                1998
------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents.........................          $   53,914          $   47,712
Mortgage loans held for sale......................             440,461             770,028
Securities held to maturity (market value of
 $70,703).........................................                   -              70,124
Securities available for sale (amortized cost of
 $281,986 and $601,793, respectively).............             278,554             601,429
Loans.............................................           3,288,088           2,543,772
 Less allowance for loan losses...................             (25,868)            (21,446)
                                                            ----------          ----------
Net loans.........................................           3,262,220           2,522,326
                                                            ----------          ----------
Premises and equipment............................              40,129              37,185
Mortgage servicing rights.........................              61,053              64,267
Other assets......................................              98,482             100,695
                                                            ----------          ----------
   Total assets                                             $4,234,813          $4,213,766
                                                            ==========          ==========

LIABILITIES
Noninterest-bearing deposits......................          $  217,853          $  213,562
Interest-bearing deposits.........................           2,304,625           2,429,269
                                                            ----------          ----------
   Total deposits.................................           2,522,478           2,642,831
Federal funds purchased, securities sold under
 agreements to repurchase and other short-term
 borrowings.......................................              45,625              96,938
Short-term FHLB advances..........................             635,000             208,000
Long-term FHLB advances...........................             583,911             778,571
Accrued expenses and other liabilities............             106,071             139,709
Long-term debt....................................              51,291              52,194
                                                            ----------          ----------
   Total liabilities..............................           3,944,376           3,918,243

Minority interest.................................               1,135                 927
Preferred stock of subsidiary.....................              28,719              28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25
 cumulative and convertible; 5,000,000 shares
 authorized, none issued and outstanding..........                   -                   -
Common stock, $5 par value, 75,000,000 shares
 authorized; 41,230,698 and 40,712,087 shares
 issued and outstanding, respectively.............             206,153             203,560
Capital surplus...................................              23,884              22,130
Retained earnings.................................              32,778              38,697
Accumulated other comprehensive income (loss).....              (2,232)              1,490
                                                            ----------          ----------
   Total shareholders' equity.....................             260,583             265,877
                                                            ----------          ----------
   Total liabilities and shareholders' equity.....          $4,234,813          $4,213,766
                                                            ==========          ==========

See notes to consolidated financial statements and management's discussion and analysis.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
(In thousands, except per share data)                          1999                1998            1999         1998
------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees.............................          $   70,017          $   62,305       $191,924    $  183,561
Investment securities.............................               6,325              10,151         26,469        28,162
                                                            ----------          ----------       --------    ----------
   Total interest income..........................              76,342              72,456        218,393       211,723
                                                            ----------          ----------       --------    ----------

Interest Expense:
Deposits..........................................              25,357              28,679         79,445        81,070
Short-term borrowings.............................                 744               1,634          2,638         6,465
FHLB advances.....................................              15,506              13,104         40,158        38,564
Long-term debt....................................                 930                 995          2,854         3,008
                                                            ----------          ----------       --------    ----------
   Total interest expense.........................              42,537              44,412        125,095       129,107
                                                            ----------          ----------       --------    ----------
Net interest income...............................              33,805              28,044         93,298        82,616
Provision for loan losses.........................               1,575               1,400          9,675         5,200
                                                            ----------          ----------       --------    ----------
Net interest income after provision for loan
 losses...........................................              32,230              26,644         83,623        77,416
                                                            ----------          ----------       --------    ----------

Non-interest Income:
Service charges...................................               1,922               1,534          5,431         4,385
Mortgage banking..................................              30,054              36,524        104,309        99,202
Gain (loss) on sales of securities................                  10               1,283         (6,578)        1,139
Other non-interest income.........................               1,364               1,594          3,616         4,804
                                                            ----------          ----------       --------    ----------
   Total non-interest income......................              33,350              40,935        106,778       109,530
                                                            ----------          ----------       --------    ----------
Non-interest Expense:
Salaries and employee benefits....................              16,269              18,996         57,789        51,537
Mortgage loan commissions and other incentives....              13,081              14,950         38,063        39,249
Occupancy expense of premises.....................               3,492               2,990         10,284         8,429
Equipment expense.................................               2,195               1,474          5,640         4,511
Merger integration and restructuring..............                   -                   -         31,521             -
Other non-interest expense........................              10,657              12,464         36,145        35,868
                                                            ----------          ----------       --------    ----------
   Total non-interest expense.....................              45,694              50,874        179,442       139,594
                                                            ----------          ----------       --------    ----------
Income before income taxes........................              19,886              16,705         10,959        47,352
Provision for income taxes........................               6,750               5,710          4,815        15,808
                                                            ----------          ----------       --------    ----------
Income before preferred stock dividends...........              13,136              10,995          6,144        31,544
Dividends on preferred stock......................                 681                 681          2,042         2,042
                                                            ----------          ----------       --------    ----------
Net income........................................          $   12,455          $   10,314       $  4,102    $   29,502
                                                            ==========          ==========       ========    ==========

Basic earnings per share..........................          $      .30          $      .26       $    .10    $      .73
                                                            ==========          ==========       ========    ==========

Diluted earnings per share........................          $      .30          $     . 25       $    .10    $      .72
                                                            ==========          ==========       ========    ==========

Average common shares outstanding - diluted.......              41,689              41,219         41,567        41,140
                                                            ==========          ==========       ========    ==========

Cash dividends declared per common share..........          $      .09          $      .08       $    .27    $      .24
                                                            ==========          ==========       ========    ==========

See notes to consolidated financial statements and management's discussion and analysis.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30  (In thousands)                                                         1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income...............................................................................          $     4,102     $    29,502
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................................                7,190          10,833
  Amortization of mortgage servicing rights..............................................               10,096          11,551
  Net losses (gains) on sale of securities available for sale............................                6,578          (1,139)
  Net gains on sale of mortgage servicing rights.........................................              (29,263)        (25,552)
  Net gains on sale ofloans..............................................................               (2,627)         (5,774)
  Origination of mortgage loans held for sale............................................           (3,330,280)     (4,163,363)
  Proceeds from sales of mortgage loans held for sale....................................            3,659,847       3,982,033
  Net decrease (increase) in other assets................................................                4,238         (35,550)
  Net (decrease) increase in other liabilities...........................................              (33,638)         44,709
  Other, net.............................................................................               (3,837)         (5,336)
                                                                                                   -----------     -----------
   Total adjustments.....................................................................              288,304        (187,588)
                                                                                                   -----------     -----------
      Net cash provided by (used in) operating activities................................              292,406        (158,086)
                                                                                                   -----------     -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale......................................              423,499         118,791
Proceeds from maturities/payments of securities available for sale.......................              308,765         165,478
Purchases of securities available for sale...............................................             (243,561)       (229,090)
Proceeds from maturities/payments of securities held to maturity.........................               11,149          43,458
Purchases of securities held to maturity.................................................             (121,561)        (65,338)
Proceeds from sale of loans..............................................................               54,025         177,450
Net increase in loans made to customers..................................................             (792,331)       (320,492)
Proceeds from sale of fixed assets.......................................................                   82             208
Proceeds from sale of mortgage servicing rights..........................................               57,482          36,677
Additions to mortgage servicing rights...................................................              (38,767)        (27,205)
                                                                                                   -----------     -----------
      Net cash used in investing activities..............................................             (341,218)       (100,063)
                                                                                                   -----------     -----------

Cash Flows From Financing Activities:
Net (decrease) increase in deposits......................................................             (120,353)        348,545
Purchase of bank branch deposits.........................................................                    -          71,888
Net decrease in short-term borrowings....................................................              (51,313)       (152,546)
Net increase (decrease) in short-term FHLB advances......................................              427,000        (101,000)
Proceeds from long-term FHLB advances....................................................               35,000         324,936
Payments on long-term FHLB advances......................................................             (229,660)       (183,000)
Payments on long-term debt...............................................................                 (903)         (1,413)
Net proceeds from issuance of common shares..............................................                5,177           4,549
Repurchase of common shares..............................................................               (1,729)         (1,040)
Dividends paid...........................................................................               (8,205)         (7,031)
                                                                                                   -----------     -----------
      Net cash provided by financing activities                                                         55,014         303,888
                                                                                                   -----------     -----------
Net increase in cash and cash equivalents................................................                6,202          45,739
Cash and cash equivalents at beginning of period.........................................               47,712          50,165
                                                                                                   -----------     -----------
Cash and cash equivalents at end of period...............................................          $    53,914     $    95,904
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


Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                                              1999         1998
                                                            ----         ----
Cash paid during the period for:
  Interest........................................      $123,917     $127,860
  Income taxes....................................      $  7,991        8,843

Non-cash investing activities:
  Loan charge-offs................................      $  6,420     $  2,475

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
(Dollars in thousands, except per share data)           1999            1998             1999          1998
---------------------------------------------------------------------------------------------------------------

Numerator for basic and diluted
   earnings per share:
    Net income...................................  $    12,455     $    10,314     $     4,102     $    29,502
Denominator:
    Denominator for basic earnings per share--
      weighted-average shares....................   41,144,693      40,372,559      40,994,871      40,170,037

      Effect of dilutive securities:
          Employee stock options.................      503,681         761,630         527,761         855,543
          Warrants...............................       40,462          85,422          43,978         113,598
                                                   -----------     -----------     -----------     -----------
               Dilutive potential common shares..      544,143         847,052         571,739         969,141
                                                   -----------     -----------     -----------     -----------

  Denominator for diluted earnings per share--
   adjusted weighted-average shares for
   assumed conversions...........................   41,688,836      41,219,611      41,566,610      41,139,178
                                                   ===========     ===========     ===========     ===========

Basic earnings per share.........................  $       .30     $       .26     $       .10     $       .73
                                                   ===========     ===========     ===========     ===========

Diluted earnings per share.......................  $       .30     $       .25     $       .10     $       .72
                                                   ===========     ===========     ===========     ===========

Note 5 - Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                       Three Months Ended     Nine Months Ended
(In thousands)                                         September 30, 1999     September 30, 1999
------------------------------------------------------------------------------------------------
Net income ........................................          $ 12,455             $  4,102

Unrealized holding losses on securities, net of tax          $   (289)            $ (7,576)
Less reclassification adjustment for gains/(losses)
     included in net income, net of tax ...........                 7               (3,854)
                                                             --------             --------
Net unrealized losses on securities, net of tax ...              (296)              (3,722)
                                                             --------             --------
     Comprehensive income .........................          $ 12,159             $    380
                                                             ========             ========

Note 6 - Segment Information

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

The following table presents the financial results of each business segment for the three months ended September 30, 1999 and 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                                           Commercial and
                                                           Retail Banking         Mortgage Banking(1)(3)          Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended,        Three Months Ended,        Three Months Ended,
                                                       Sept. 30,   Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,   Sept. 30,
(In thousands)                                            1999        1998           1999          1998        1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                         $ 67,495    $ 61,307       $  8,847        $11,149    $ 76,342    $ 72,456
Interest expense                                          35,304      34,274          7,233         10,138      42,537      44,412
                                                        --------    --------       --------        -------    --------    --------
Net interest income                                       32,191      27,033          1,614          1,011      33,805      28,044
Provision for loan losses                                  1,575       1,400              -              -       1,575       1,400
Noninterest income                                         1,991       4,411         31,359         36,524      33,350      40,935
Noninterest expense                                       15,760      19,237         29,934         31,637      45,694      50,874
                                                        --------    --------       --------        -------    --------    --------
Income before taxes                                     $ 16,847    $ 10,807       $  3,039        $ 5,898    $ 19,886    $ 16,705
                                                        ========    ========       ========        =======    ========    ========

Preferred stock dividend                                $    681    $    681       $      -        $     -    $    681    $    681
Income taxes                                            $  5,680    $  3,608       $  1,070        $ 2,102    $  6,750    $  5,710
Depreciation and amortization                           $    775    $  4,051       $  2,807        $ 4,121    $  3,582    $  8,172
Capital expenditures                                    $  1,387    $  4,554       $  1,708        $   679    $  3,095    $  5,233
Identifiable assets (in millions)                       $  3,676    $  3,243       $    559        $   827    $  4,235    $  4,070
Efficiency ratio                                           46.12%      63.78%         90.78%         84.29%      68.05%      75.15%
-----------------------------------------------------------------------------------------------------------------------------------


The following table presents the financial results of each business segment for the nine months ended September 30, 1999 and 1998.

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Commercial and
                                                           Retail Banking(2)      Mortgage Banking(1)(2)(3)        Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended,          Nine Months Ended,         Nine Months Ended,
                                                        Sept. 30,   Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,   Sept. 30,
(In thousands)                                            1999        1998           1999           1998        1999        1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                         $190,014    $180,802       $ 28,379        $30,921    $218,393    $211,723
Interest expense                                         101,067     101,284         24,028         27,823     125,095     129,107
                                                        --------    --------       --------        -------    --------    --------
Net interest income                                       88,947      79,518          4,351          3,098      93,298      82,616
Provision for loan losses                                  4,675       5,200              -              -       4,675       5,200
Noninterest income                                         8,716      10,328        105,614         99,202     114,330     109,530
Noninterest expense                                       48,641      50,939         99,279         88,655     147,920     139,594
                                                        --------    --------       --------        -------    --------    --------
Income before taxes                                     $ 44,347    $ 33,707       $ 10,686        $13,645    $ 55,033    $ 47,352
                                                        ========    ========       ========        =======    ========    ========

Preferred stock dividend                                $  2,042    $  2,042       $      -        $     -    $  2,042    $  2,042
Income taxes                                            $ 15,050    $ 11,048       $  3,639        $ 4,760    $ 18,689    $ 15,808
Depreciation and amortization                           $  4,794    $  8,738       $ 12,492        $13,646    $ 17,286    $ 22,384
Capital expenditures                                    $  4,095    $  7,298       $  4,107        $ 3,207    $  8,202    $ 10,505
Identifiable assets (in millions)                       $  3,676    $  3,243       $    559        $   827    $  4,235    $  4,070
Efficiency ratio                                           50.31%      57.42%         90.28%         86.66%      71.58%      73.08%
-----------------------------------------------------------------------------------------------------------------------------------
(1) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.
(2) Amounts exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial
    Corporation in the second quarter of 1999, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.
(3) In the third quarter of 1999, the mortgage banking segment was allocated $1,305,000 of noninterest income for forgone gains on sale of mortgages due to the Company maintaining $230 million of its mortgage loan production in its portfolio rather than selling the loans in the secondary market.
-----------------------------------------------------------------------------------------------------------------------------------

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

The following table provides details of the merger integration and restructuring charge by type of cost recorded in the quarter ended June 30, 1999 and the reserve balance remaining at September 30, 1999:

                                                                            Reserve
                                                      Initial    Amount     Balance
(In thousands)                                        Reserve   Utilized   at 9/30/99
-------------------------------------------------------------------------------------
Type of Costs:
 Severance and employee benefit accruals............   $10,446   $ 3,682     $ 6,764
 Professional fees..................................     5,133     4,887         246
 Branch closings and real estate transactions.......     8,652     1,615       7,037
 Systems............................................     2,201         -       2,201
 Other..............................................     5,089     4,211         878
                                                       -------   -------     -------
  Total merger integration and restructuring costs..   $31,521   $14,395     $17,126
                                                       =======   =======     =======

EARNINGS PERFORMANCE

The Company reported record net income for the third quarter of $12.5 million, or $0.30 per diluted share, up 20% from $0.25 earned for the third quarter of 1998. Net income for the quarter generated annualized returns of 1.21% on average assets and 19.44% on average equity. These compare with returns of 1.06% on average assets and 16.36% on average equity for the third quarter of 1998.

To better understand underlying trends and performance, net operating earnings exclude the $22.0 million after tax merger integration and restructuring charges related to the Company's merger with D&N Financial Corporation in the second quarter of 1999, a $4.9 million after tax loss on the sale of low-yielding fixed rate securities, and an additional $3.3 million after tax provision for loan losses for the quarter ended June 30, 1999.

Net operating earnings for the nine months ended September 30, 1999 was $34.3 million, a 16% increase over the $29.5 million earned for the nine months ended September 30, 1998. For the nine month period ended September 30, 1999, diluted earnings per share were $0.83, an increase of 15% over the $0.72 earned in 1998. Net operating earnings for the first nine months of 1999 generated annualized return on average assets and return on average shareholders' equity of 1.14% and 17.31%, respectively.

Including the charges described above, the Company reported net income for the nine months ended September 30, 1999 of $4.1 million.

RESULTS OF OPERATIONS

Mortgage Banking

The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.3 billion in single-family residential mortgage loans in the third quarter of 1999, compared to $1.6 billion closed in the same period last year. During the first nine months of 1999, mortgage loan closings were $4.1 billion, compared to $4.8 billion for the comparable period in 1998. Retail mortgage loan volumes during the first nine months of 1999 decreased due to a rising interest rate environment which has resulted in a lower level of refinance activity. Refinancings for the third quarter of 1999 represented approximately 12% of total closings compared to 35% in the third quarter of 1998. During the nine months of 1999, refinancings represented approximately 24% of total closings compared to 42% for the same period in 1998.

The following table summarizes the Company's income from mortgage banking activities:


                                                 Three Months Ended     Nine Months Ended
                                                    September 30,           September 30,
(In thousands)                                     1999        1998        1999       1998
-------------------------------------------------------------------------------------------
Mortgage loan production income (1)..........   $27,681     $35,652    $100,788     $97,294
Net mortgage loan servicing income (2).......     2,373         254       3,521       1,290
Gains on bulk sales of servicing.............         -         618           -         618
                                                -------     -------    --------     -------
   Total mortgage banking income.............   $30,054     $36,524    $104,309     $99,202
                                                =======     =======    ========     =======

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended September 30, 1999, mortgage banking income decreased $6.5 million, or 18%, to $30.1 million from $36.5 million a year earlier, primarily as the result of a decrease in mortgage loan production revenue. Mortgage loan production income decreased as a result of the 19% decrease in mortgage loan closings discussed above. The decrease in mortgage loan production income was partially offset by an increase in net mortgage loan servicing income.

Net mortgage loan servicing income was $2.4 million for the quarter ended September 30, 1999 compared to $254,000 for the third quarter of 1998. The increase was primarily the result of a decrease in amortization expense. Amortization of mortgage servicing rights totaled $2.2 million for the third quarter of 1999 compared to $4.4 million for the third quarter of 1998. The decrease in amortization was a result of the decline in residential mortgage loan refinance activity in the third quarter of 1999 and a corresponding decline in mortgage prepayments compared to the third quarter of 1998. Net mortgage loan servicing income was offset slightly by a decrease in the average loans serviced. Loans serviced for others averaged $3.5 billion for the third quarter of 1999, a 12% decrease from $3.9 billion during the third quarter of 1998.

For the nine months ended September 30, 1999, mortgage banking income increased $5.1 million, or 5%, compared to the same period a year ago, reflecting increased gains on the sale of mortgages with servicing rights released and increased net mortgage servicing revenue. The increase in mortgage loan production income was a result of increased gains on the sale of mortgage loans during the first nine months of 1999, compared to 1998 due to an improvement in execution. The ratio of mortgage loan production revenue to mortgage loans sold increased to 2.42% for the nine months ended September 30, 1999, compared to 2.05% for the same period in 1998. The increase in net mortgage loan servicing income is primarily the result of decreased amortization of mortgage servicing rights reflecting the increase in interest rates and related reduction of refinance activity of the mortgage loan servicing portfolio during the nine months of 1999 compared to 1998.

For the nine months ended September 30, 1999 and 1998, amortization of mortgage servicing rights totaled $10.1 million and $11.6 million, respectively. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of September 30, 1999 the balance of the impairment reserve was $2.4 million, a decrease of $87,000 from December 31, 1998.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income

The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and nine months ended September 30, 1999 and 1998.

Net interest income, on a fully taxable equivalent (FTE) basis, was $33.8 million for the third quarter of 1999, an increase of $5.8 million, or 21%, over the third quarter of 1998. This increase was primarily the result of a $660.9 million, or 27%, increase in average portfolio loans during the third quarter of 1999 compared to 1998, which reflects a $200.2 million, or 35% increase in average commercial loans, a $375.3 million, or 29% increase in residential mortgage loans and a $85.4 million, or 14% increase in installment loans. Partially funding the growth in portfolio loans was a reduction in the average balance of investment securities and mortgage loans held for sale. In order to reduce interest rate risk and improve future net interest income, in June 1999, the Company sold $304.5 million of low-yielding fixed rate investment securities. The proceeds from the sale were redeployed into higher yielding residential mortgage loans. The Company's cost of funds on interest bearing deposits decreased 57 basis points, contributing to the growth in net interest income during the third quarter of 1999 compared to 1998.

The net interest margin (FTE) was 3.40% for the quarter ended September 30, 1999, an increase of 37 basis points from 3.03% in 1998. The increase in the margin was due to an improved mix of earning assets from low-yielding fixed rate investment securities toward higher-yielding commercial, residential mortgage and installment loans, and a reduction in the Company's cost of funds.

For the nine months ended September 30, 1999, net interest income (FTE) was $93.4 million, an increase of $10.7 million, or 13%, over the first nine months of 1998. The net interest margin (FTE) for the nine months ended September 30, 1999, rose 19 basis points to 3.24% from 3.05% for the comparable period in 1998. The increase in the net interest margin was due to the improved mix of earning assets and a reduction in the Company's cost of funds.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)


                                                         Three Months Ended                        Three Months Ended
                                                         September 30, 1999                        September 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                      Average                   Average      Average                  Average
(Dollar amounts in thousands)                         Balance       Interest      Rate       Balance       Interest     Rate
---------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments.........................     $    2,221       $    28      5.00%     $   28,190     $   294      4.14%
Mortgage loans held for sale...................        459,526         8,524      7.36         602,833      11,076      7.29
Investment securities..........................        372,264         6,315      6.79         596,389       9,875      6.62
Portfolio loans(1):
   Commercial loans............................        773,239        16,696      8.57         573,015      13,262      9.18
   Real estate mortgage loans..................      1,679,195        29,784      7.09       1,303,901      24,434      7.50
   Installment loans...........................        688,253        15,013      8.65         602,876      13,533      8.91
                                                    ----------      --------     -----      ----------     -------     -----
      Total loans, net of earned income........      3,140,687        61,493      7.80       2,479,792      51,229      8.23
                                                    ----------      --------     -----      ----------     -------     -----
      Total interest-earning assets............      3,974,698        76,360      7.65       3,707,204      72,474      7.79
Allowance for loan losses......................        (25,091)                                (20,759)
Cash and due from banks........................         45,306                                  39,286
Other assets...................................        118,642                                 176,549
                                                    ----------                              ----------
      Total assets.............................     $4,113,555                              $3,902,280
                                                    ==========                              ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits...............     $   95,188           441      1.84      $   95,183         438      1.83
Savings deposits...............................        784,145         5,728      2.90         748,813       6,815      3.61
Time deposits..................................      1,433,856        19,188      5.31       1,467,742      21,426      5.79
                                                    ----------      --------     -----      ----------     -------     -----
   Total interest-bearing deposits.............      2,313,189        25,357      4.35       2,311,738      28,679      4.92
Short-term borrowings..........................         56,728           744      5.20         113,877       1,634      5.70
FHLB advances..................................      1,117,085        15,506      5.51         890,172      13,104      5.84
Long-term debt.................................         51,468           930      7.23          53,016         995      7.51
                                                    ----------      --------     -----      ----------     -------     -----
      Total interest-bearing liabilities.......      3,538,470        42,537      4.77       3,368,803      44,412      5.23
                                                                    --------     -----                     -------     -----
Noninterest-bearing deposits...................        183,951                                 159,044
Other liabilities..............................        106,244                                  93,598
                                                    ----------                              ----------
      Total liabilities........................      3,828,665                               3,621,445
Preferred stock of subsidiary..................         28,719                                  28,719
Shareholders' equity...........................        256,171                                 252,116
                                                    ----------                              ----------
      Total liabilities and
        shareholders' equity...................     $4,113,555                              $3,902,280
                                                    ==========                              ==========

Net interest income/rate spread (FTE)..........                      $33,823      2.88%                    $28,062      2.56%
                                                                     =======     =====                     =======      ====
Net interest margin (FTE)......................                                   3.40%                                 3.03%
                                                                                 =====                                  ====


     Increase (decrease) due to change in:           Volume(2)                  Rate(2)                   Net Change
     ----------------------------------------------------------------------------------------------------------------
     Short-term investments..................    $     (316)                   $    50                     $  (266)
     Mortgage loans held for sale............        (2,655)                       103                      (2,552)
     Investment securities...................        (3,806)                       246                      (3,560)
     Portfolio loans(1):
        Commercial loans.....................         4,354                       (920)                      3,434
        Real estate mortgage loans...........         6,742                     (1,392)                      5,350
        Installment loans....................         1,877                       (397)                      1,480
                                                 ----------                    -------                  ----------
           Total loans, net of unearned
              income.........................        12,973                     (2,709)                     10,264
                                                 ----------                    -------                  ----------
           Total interest income.............         6,196                     (2,310)                      3,886

     Interest-bearing demand deposits........             -                          3                           3
     Savings deposits........................           304                     (1,391)                     (1,087)
     Time deposits...........................          (487)                    (1,751)                     (2,238)
                                                 ----------                    -------                  ----------
       Total interest-bearing deposits.......          (183)                    (3,139)                     (3,322)
     Short-term borrowings...................          (758)                      (132)                       (890)
     FHLB advances...........................         3,168                       (766)                      2,402
     Long-term debt..........................           (29)                       (36)                        (65)
                                                 ----------                    -------                  ----------
            Total interest expense...........         2,198                     (4,073)                     (1,875)
                                                 ----------                    -------                  ----------
            Net interest income..............    $    3,998                    $ 1,763                     $ 5,761
                                                 ==========                    =======                     =======

(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)


                                                         Nine Months Ended                 Nine Months Ended
                                                        September 30, 1999                 September 30, 1998
--------------------------------------------------------------------------------------------------------------------
                                                   Average                Average     Average               Average
(Dollar amounts in thousands)                      Balance    Interest     Rate       Balance    Interest     Rate
--------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments.........................  $   19,858   $    631      4.25%  $   14,745   $    517      4.69%
Mortgage loans held for sale...................     523,327     28,078      7.17      558,307     30,768      7.37
Investment securities..........................     532,444     25,892      6.48      551,980     27,700      6.69
Portfolio loans(1):
   Commercial loans............................     703,793     45,289      8.60      534,900     37,171      9.29
   Real estate mortgage loans..................   1,414,839     76,575      7.22    1,374,205     76,733      7.45
   Installment loans...........................     651,537     41,982      8.61      581,188     38,889      8.95
                                                 ----------   --------      ----   ----------   --------      ----
      Total loans, net of unearned income......   2,770,169    163,846      7.90    2,490,293    152,793      8.19
                                                 ----------   --------      ----   ----------   --------      ----
      Total interest-earning assets............   3,845,798    218,447      7.58    3,615,325    211,778      7.82
Allowance for loan losses......................     (23,138)                          (19,543)
Cash and due from banks........................      40,508                            34,557
Other assets...................................     158,134                           178,844
                                                 ----------                        ----------
      Total assets.............................  $4,021,302                        $3,809,183
                                                 ==========                        ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits...............  $   98,115      1,287      1.75   $   92,861      1,210      1.74
Savings deposits...............................     788,680     17,198      2.92      708,962     18,888      3.56
Time deposits..................................   1,508,219     60,960      5.40    1,398,303     60,972      5.83
                                                 ----------   --------      ----   ----------   --------      ----
 Total interest-bearing deposits...............   2,395,014     79,445      4.43    2,200,126     81,070      4.93
Short-term borrowings..........................      66,591      2,638      5.30      151,476      6,465      5.68
FHLB advances..................................     954,820     40,158      5.62      883,792     38,564      5.83
Long-term debt.................................      52,949      2,854      7.19       54,135      3,008      7.49
                                                 ----------   --------      ----   ----------   --------      ----
      Total interest-bearing liabilities.......   3,469,374    125,095      4.82    3,289,529    129,107      5.25
                                                 ----------   --------      ----   ----------   --------      ----
Noninterest-bearing deposits...................     178,735                           151,077
Other liabilities..............................      80,261                            97,055
                                                 ----------                        ----------
      Total liabilities........................   3,728,370                         3,537,661
Preferred stock of subsidiary..................      28,719                            28,719
Shareholders' equity...........................     264,213                           242,803
                                                 ----------                        ----------
      Total liabilities and
         shareholders' equity..................  $4,021,302                        $3,809,183
                                                 ==========                        ==========

Net interest income/Rate spread (FTE)..........               $ 93,352      2.76%               $ 82,671      2.57%
                                                              ========      ====                ========      ====
Net interest margin............................                             3.24%                             3.05%
                                                                           =====                              ====

     Increase (decrease) due to change in:       Volume(2)               Rate(2)               Net Change
     ----------------------------------------------------------------------------------------------------
     Short-term investments....................     $   167              $    (53)                $   114
     Mortgage loans held for sale..............      (1,877)                 (813)                 (2,690)
     Investment securities.....................        (958)                 (850)                 (1,808)
     Portfolio loans(1):
        Commercial loans.......................      11,054                (2,936)                  8,118
        Real estate mortgage loans.............       2,242                (2,400)                   (158)
        Installment loans......................       4,610                (1,517)                  3,093
                                                    -------              --------                 -------
           Total loans, net of
              unearned income..................      17,906                (6,853)                 11,053
                                                    -------              --------                 -------
           Total interest income...............      15,237                (8,568)                  6,669

     Interest-bearing demand deposits..........          70                     7                      77
     Savings deposits..........................       1,968                (3,658)                 (1,690)
     Time deposits.............................       4,647                (4,659)                    (12)
                                                    -------              --------                 -------
      Total interest-bearing deposits..........       6,685                (8,310)                 (1,625)
     Short-term borrowings.....................      (3,392)                 (435)                 (3,827)
     FHLB advances.............................       3,023                (1,429)                  1,594
     Long-term debt............................         (66)                  (88)                   (154)
                                                    -------              --------                 -------
           Total interest expense..............       6,251               (10,263)                 (4,012)
                                                    -------              --------                 -------
           Net interest income.................     $ 8,986              $  1,695                 $10,681
                                                    =======              ========                 =======


(1)  Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Expense

Noninterest expense for the three months ended September 30, 1999 decreased $5.2 million, or 10%, compared to the same quarter of 1998, primarily reflecting the decrease in mortgage loan origination volume. Noninterest expense for the nine months ended September 30, 1999 includes a one-time merger integration and restructuring charge of $31.5 million related to the merger with D&N Financial Corporation recorded in the second quarter of 1999. Excluding this charge, noninterest expense for the nine months ended September 30, 1999 increased $8.3 million, or 6%, to $147.9 million from $139.6 million a year earlier. The rise in noninterest expense, in part, reflects an increase in salaries and employee benefits expense attributed to an 11% increase in the number of employees at September 30, 1999 compared to September 30, 1998. The opening of 26 additional retail bank and loan production offices during the past twelve months also contributed to the increase in noninterest expense.

BALANCE SHEET ANALYSIS

ASSETS

At September 30, 1999, the Company had $4.23 billion in total assets, a slight increase from $4.21 billion at December 31, 1998. The increase is primarily the result of the increase in portfolio loans which was partially offset by decreases in investment securities and mortgage loans held for sale described below.

Securities

Total investment securities declined $393 million, or 59%, from December 31, 1998 to $278.6 million, and represented 6.6% of total assets at September 30, 1999. During the second quarter of 1999, $33.7 million in investment securities at D&N Bank were reclassified as available for sale in conjunction with the merger and to provide additional liquidity to the consolidated organization. In order to reduce interest rate risk, in June 1999, the Company sold $304.5 million of low-yielding fixed rate investment securities. The proceeds from the sale were redeployed into higher yielding residential mortgage loans. For the quarter ended September 30, 1999, gross realized gains and losses on sales of available-for-sale securities were $1,286,000 and $1,276,000, respectively. For the first nine months of 1999, gross realized gains and losses totaled $2,445,000 and $9,023,000, respectively.

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

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at September 30, 1999:

                                                            Securities Available for Sale
                                              ---------------------------------------------------------------
                                                                Gross             Gross             Estimated
                                              Amortized      Unrealized       Unrealized             Fair
(In thousands)                                  Cost           Gains            Losses               Value
-------------------------------------------------------------------------------------------------------------
Debt Securities:
 U.S. Government agency securities.......     $ 60,837          $  -             $  524             $ 60,313
 Collateralized mortgage obligations.....      105,931             -              2,559              103,372
 Mortgage-backed securities                     40,043           304                703               39,644
 Municipal and other securities..........        3,103            50                  5                3,148
                                              --------          ----             ------             --------
  Total Debt Securities..................      209,914           354              3,791              206,477
Equity securities........................       72,072             5                  -               72,077
                                              --------          ----             ------             --------
Total Securities Available for Sale......     $281,986          $359             $3,791             $278,554
                                              ========          ====             ======             ========

Certain securities having a carrying value of approximately $30.6 million and $117.9 million at September 30, 1999 and December 31, 1998, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $440.5 million at September 30, 1999 compared to $770 million at December 31, 1998. This decrease was caused by the $574 million decrease in residential mortgage loan closings during the second quarter of 1999 over the fourth quarter of 1998 (loans closed generally remain in loans held for sale for 30 to 60 days after closing) and due to the Company maintaining a higher percentage of residential mortgage loan closings in its residential real estate mortgage loan portfolio.

Portfolio Loans

Total portfolio loans were $3.29 billion at September 30, 1999, an increase of $744.3 million, or 29%, from $2.54 billion at December 31, 1998. This increase resulted from increases in the commercial, residential real estate mortgage and installment loan portfolios. The residential mortgage portfolio loan balance increased $476.9 million, or 37%, since year-end 1998 to $1.77 billion at September 30, 1999. The increase in residential mortgage loans reflects the Company maintaining a higher percentage of residential loan closings in its portfolio. The installment loan portfolio increased $87.6 million, or 14%, since year-end 1998 to $703.2 million at September 30, 1999.

The commercial loan balance increased $179.8 million during the nine months of 1999, for an annualized growth rate of 38%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the third quarter of 1999, the Company closed $16 million in Small Business
Administration (SBA) loans, a 37% increase from the third quarter of 1998.   For
the nine months ended September 30, 1999 and 1998, SBA loan closings were $36 million and $27 million, respectively. The Company sold $7.1 million and $24.9 million of the guaranteed portion of SBA loans in the first nine months of 1999 and 1998, respectively, resulting in corresponding gains of $492,000 and $1,855,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                      September 30, 1999      December 31, 1998
                                     ---------------------  ---------------------
      (Dollars in thousands)           Amount     Percent     Amount     Percent
-----------------------------------  -----------  --------  -----------  --------
Commercial loans:
 Commercial and industrial.........   $   89,597      2.7%   $   83,105      3.3%
 Commercial real estate mortgage...      722,885     22.0       549,586     21.6
                                      ----------    -----    ----------    -----
   Total commercial loans..........      812,482     24.7       632,691     24.9
Residential real estate mortgages..    1,772,385     53.9     1,295,484     50.9
Installment loans..................      703,221     21.4       615,597     24.2
                                      ----------    -----    ----------    -----
   Total portfolio loans...........   $3,288,088    100.0%   $2,543,772    100.0%
                                      ==========    =====    ==========    =====

Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction loans, residential real estate mortgage loans, commercial real estate construction loans, commercial real estate mortgage loans, and home equity loans). As of September 30, 1999, such loans comprised approximately 82% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                            September 30,   December 31,
(Dollars in thousands)                                           1999           1998
----------------------------------------------------------  --------------  -------------
Non-Performing Assets:
 Non-accrual loans:
  Commercial..............................................        $ 5,533        $ 6,141
  Residential real estate mortgages.......................         10,953         12,011
  Installment.............................................          3,158          1,826
                                                                  -------        -------
   Total non-accrual loans................................         19,644         19,978
 Restructured loans.......................................              -              -
                                                                  -------        -------
   Total non-performing loans.............................         19,644         19,978
 Other real estate owned..................................          3,755          5,648
                                                                  -------        -------
   Total non-performing assets............................        $23,399        $25,626
                                                                  =======        =======

Non-performing assets as a percentage of:
  Portfolio loans and OREO ...............................            .71%          1.01%
  Portfolio loans, mortgage loans held for
      sale and OREO.......................................            .63%           .77%
  Total assets............................................            .55%           .61%

Loans past due 90 days or more and still
accruing interest:
 Commercial...............................................        $     -        $   112
 Residential real estate..................................              -              -
 Installment..............................................              2              -
                                                                  -------        -------
   Total loans past due 90 days or more...................        $     2        $   112
                                                                  =======        =======

At September 30, 1999, approximately $23.5 million, or .72% of total portfolio loans were 30-89 days delinquent, compared to $23.4 million, or .92%, at December 31, 1998.

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

Gross loan charge-offs increased $3.9 million to $6.4 million for the nine months ended September 30, 1999 compared to $2.5 million for the same period of 1998. The increase is related primarily to charge-offs of certain commercial loans during the second quarter of 1999. Reflecting this increase in charge-offs, the Company recorded provision for loan losses of $9.7 million for the first nine months of 1999 compared to $5.2 million in 1998.

The following table provides an analysis of the allowance for loan losses:

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               ------------------
(Dollars in thousands)                                                          1999       1998
                                                                               -------    -------
Allowance for loan losses:
Balance at January 1...................................................        $21,446    $17,883
 Loans charged off.....................................................         (6,420)    (2,475)
 Recoveries of loans previously charged off............................          1,167        412
                                                                               -------    -------
  Net charge-offs......................................................         (5,253)    (2,063)
 Provision charged to expense..........................................          9,675      5,200
                                                                               -------    -------
Balance at September 30................................................        $25,868    $21,020
                                                                               =======    =======

Annualized net charge-offs as a percentage of average portfolio loans
  (including loans held for sale)......................................            .21%       .09%
Allowance for loan losses as a percentage of total portfolio loans
  outstanding at period-end............................................            .79        .86
Allowance for loan losses as a percentage of non-performing
  loans................................................................         131.68      96.55

Off-Balance Sheet Instruments

Unused commitments to extend credit totaled $741.8 million for residential real estate loans and $281.9 million for commercial real estate loans at September 30, 1999.

At September 30, 1999, the Company had outstanding $379 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $78.9 million of residential portfolio loans. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At September 30, 1999, the Company had outstanding mandatory forward commitments to sell $626.7 million of residential mortgage loans, of which $362.1 million covered mortgage loans held for sale and $264.6 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 1999 without producing any material gains or losses. At September 30, 1999, the mortgage loans held for sale balance included $78.4 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $56.2 million, or 72%, of these loans were loans that had been committed for bulk sale to third parties prior to September 30, 1999 or were floating rate residential loans.

LIABILITIES.

Total liabilities were $3.94 billion, a slight increase from $3.92 billion at December 31, 1998. This increase was primarily due to an increase in short-term FHLB advances that was partially offset by decreases in deposits and long-term FHLB advances.

Deposits

Total deposits decreased $120.4 million, or 5%, to $2.52 billion at September 30, 1999 from $2.64 billion at December 31, 1998 as the Company allowed the run-off of higher yielding certificate of deposits.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 1999 and the year ended December 31, 1998, were as follows:


                                                     September 30, 1999                        December 31, 1998
                                        ----------------------------------------     ------------------------------------
                                                                      Average                                  Average
                                          Ending        Average      Rate During      Ending     Average     Rate During
(Dollars in thousands)                   Balance        Balance        Period         Balance    Balance       Period
-------------------------------------------------------------------------------------------------------------------------
Federal funds purchased...........       $42,000        $39,742         5.27%         $73,285    $ 35,717       5.59%
Securities sold under agreements
 to repurchase....................             -         25,002         5.31           18,153      85,499       5.58
Other short-term borrowings.......         3,625          1,847         5.20            5,500       3,077       5.03
                                         -------        -------         ----          -------    --------       ----
 Total short-term borrowings......       $45,625        $66,591         5.30%         $96,938    $124,293       5.57%
                                         =======        =======         ====          =======    ========       ====

At September 30, 1999 and December 31, 1998, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at September 30, 1999 and December 31, 1998, were as follows:

                                                                     September 30, 1999            December 31, 1998
                                                                   -----------------------      -----------------------
                                                                                Average                         Average
                                                                    Ending      Rate At            Ending       Rate At
(Dollars in thousands)                                              Balance    Period-End         Balance      Period-End
-------------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances....................................    $  635,000      5.35%           $208,000         5.74%,
Long-term FHLB advances......................................       583,911      5.60             778,571         6.09
                                                                 ----------      ----            --------         ----
  Total......................................................    $1,218,911      5.48%           $986,571         5.83%
                                                                 ==========      ====            ========         ====

The long-term FHLB advances have original maturities ranging from November 1999 to July 2008.

Long-Term Debt

Obligations with original maturities of more than one year consisted of the following:

                                                                    September 30,           December 31,
(Dollars in thousands)                                                 1999                    1998
--------------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001.............................         $25,000                 $25,000
6.75% Senior Debentures due 2001.............................           9,000                   9,000
6.95% Senior Debentures due 2003.............................          13,500                  13,500
7.27% Collateralized Mortgage Obligation due 2010............           3,791                   4,694
                                                                      -------                 -------
      Total long-term debt                                            $51,291                 $52,194
                                                                      =======                 =======

CAPITAL

Shareholders' equity was $260.6 million at September 30, 1999, a $5.3 million, or 2%, decrease from $265.9 million at December 31, 1998. This decrease primarily resulted from the reduction of retained earnings by the declaration of $10 million in dividends which was partially offset by $4.1 million of net income for the nine months ended September 30, 1999.

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

As of September 30, 1999, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                  September 30,   December 31,
                                                      1999           1998
                                                  -------------   ------------
Total capital to risk-weighted assets (1)...         10.13%         10.55%
Tier 1 capital to risk-weighted assets (1)..          9.26           9.80
Tier 1 capital to average assets (1)........          6.75           6.54


(1)  As defined by the regulations.

As of September 30, 1999, the Company's total risk-based capital was $302.5 million and Tier 1 risk-based capital was $276.6 million, an excess of $3.8 million and $97.4 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and D&N Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 1999, the Company's cumulative one-year gap was a negative 10% of total earning assets.

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

As of September 30, 1999, the earnings simulation model projects net interest income would decrease by 11.9% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points.
If market interest rates fall by 200 basis points, the model projects net interest income would increase by 10.7%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

The impact of the Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's systems and processes are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Company has received communications from all mission critical third party vendors and the majority of other third party vendors either confirming that the third parties software systems are Year 2000 compliant or providing the Company with a time line of an expected compliance date. All third party vendors with a direct interface to the Company's computer systems were fully tested during the validation/testing phase. The Company is continuing to seek assurances that the systems of other companies on which the Company's systems rely will be timely converted or modified.

The Company's credit risk associated with borrowers may increase to the extent commercial loan borrowers fail to adequately address Year 2000 issues. As a result, Republic Bank and D&N Bank have identified their material borrowers and have assessed their Year 2000 preparedness. The material commercial loan borrowers' Year 2000 readiness will be monitored periodically, based on the level of risk that the Year 2000 has been estimated to potentially impact the business of each borrower. The Company's risk of material loss due to customer failure to adequately prepare for the Year 2000 is reduced as a result of 89% of the Company's commercial loan portfolio being secured by real estate.

The Company has prepared general contingency plans to address unforeseen Year 2000 issues in the event mission critical systems still experience difficulties or other significant third parties fail to adequately address Year 2000 issues. These plans involve the operation of systems in an off-line "limited computerized" environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. The Company has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner.

The Company has also enhanced its existing business resumption plans for both information and non-information technology areas to reflect Year 2000 issues.
It has developed plans, designed to coordinate the efforts of its personnel and resources, in addressing any year 2000 difficulties that become evident as a result of Year 2000 issues. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

As part of the business resumption plan, the Company has developed an Event Management Plan, including an Evaluation and Recovery Team to monitor, assess and report on the operational status of all of its affilitates during the Year 2000 date changes. This plan provides a structure to ensure that appropriate information is provided to management in a timely fashion.

The Company has developed a communications plan to inform its customers of its Year 2000 readiness. This plan has included statement stuffers to bank customers, branch information packets, web site and voice response unit updates and participation in community forums.

The total Year 2000 project cost for the Company is estimated at $800,000 and is being funded through operating cash flows. This estimate does not include the salaries and wages of Company personnel working on the Company's Year 2000 readiness. To date, the Company has incurred approximately $725,000 ($245,000 expensed and $480,000 capitalized for new systems hardware and software). The remaining $75,000 relates principally to incremental salaries and wages, communications to customers and training and is not expected to have a material effect on the Company's results of operations, liquidity or capital resources.

The costs of the Year 2000 project were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, without limitation, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, the ability to execute general contingency and business resumption plans and similar uncertainties.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In the event that the Year 2000 program of either the Company or its third party vendors were not completed effectively, under the most reasonably likely worst case scenario, the Company could be unable to process customer loan and deposit transactions, perform interest computations or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 2.  Changes in Securities

         On August 19, 1999, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on October 8, 1999 to shareholders of record September 3, 1999.

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



                                          REPUBLIC BANCORP INC.
                                          ---------------------
                                          (Registrant)


Date:  November 15, 1999                  BY:     /s/ Thomas F. Menacher
                                                  ----------------------
                                                  Thomas F. Menacher
                                                  Executive Vice President,
                                                  Treasurer and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


                                                         Sequential
       Exhibit Number               Exhibit              Page Number
       --------------               -------              -----------


            27               Financial Data Schedule         27