Form 10-K405
period 1999-12-31
REPUBLIC BANCORP INC
filed 2000-03-22
CIK 813808

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No  __
                                                ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on March 16, 2000 of $10.188, was $460.7 million.

 Number of shares of Registrant's common stock outstanding as of March 8, 2000:
45,223,330.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
Part I

  Item 1 -  Business......................................................................   2
               General Description........................................................   2
               Business Segments..........................................................   3
               Competition................................................................   4
               Employees..................................................................   4
               Principal Sources of Revenue...............................................   5
               Monetary Policy and Economic Controls......................................   5
               Supervision and Regulation.................................................   5
               Forward-Looking Statements.................................................   9
               Executive Officers of the Registrant.......................................   9

  Item 2 -  Properties....................................................................  10

  Item 3 -  Legal Proceedings.............................................................  10

  Item 4 -  Submission of Matters to a Vote of Security Holders...........................  10

Part II

  Item 5 -  Market for Registrant's Common Stock and Related Stockholder Matters..........  10

  Item 6 -  Selected Financial Data.......................................................  11

  Item 7 -  Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................  12

  Item 7A-  Quantitative and Qualitative Disclosures about Market Risk....................  32

  Item 8 -  Financial Statements and Supplementary Data...................................  33

  Item 9 -  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................  66

Part III

  Item 10 - Directors and Executive Officers of the Registrant............................  66

  Item 11 - Executive Compensation........................................................  66

  Item 12 - Security Ownership of Certain Beneficial Owners and Management................  66

  Item 13 - Certain Relationships and Related Transactions................................  66

Part IV

  Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K...............  67

  Signatures..............................................................................  71

                                    PART I


ITEM 1.  BUSINESS

General Description

     Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Currently, the Company has 178 banking and mortgage banking offices in 22 states.

     On May 17, 1999, the company merged with D&N Financial Corporation ("D&N Financial"). Under terms of the merger agreement, D&N Financial shareholders received 1.82 shares of Republic Bancorp Inc. common stock for each D&N Financial share owned. The merger was accounted for as a pooling of interests, therefore, all prior period data presented have been restated to include the results of operations and financial position of D&N Financial.

     Through its wholly-owned banking subsidiaries, Republic Bank, a state-chartered banking corporation, and D&N Bank, a state chartered savings bank, collectively, ("the Banks"), the Company provides commercial and retail banking products and services. Republic Bank is headquartered in Lansing, Michigan and D&N Bank is headquartered in Troy and Hancock, Michigan. The Banks exercise the powers of full-service banks and operate 87 offices in 14 market areas in Michigan, in the greater Cleveland, Ohio area, as well as Indianapolis, Indiana. At December 31, 1999, Republic Bank had $2.6 billion in assets and $1.4 billion in deposits. D&N Bank had $1.8 billion in assets and $1.2 billion in deposits at December 31, 1999.

     To complement its commercial and retail banking network, the Company has grown a nationwide mortgage lending network through various nonbank companies engaged in the mortgage banking business. Republic Banc Mortgage Corporation ("Republic Banc Mortgage") is a wholly-owned mortgage banking subsidiary of Republic Bank with headquarters in Farmington Hills, Michigan, and 80 offices in 9 states. Market Street Mortgage Corporation ("Market Street Mortgage") is an 80% majority-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida, and 49 offices in 16 states.

     D&N Bank also provides investment and insurance services through its wholly-owned subsidiary, Quincy Investment Services, Inc., a licensed insurance agency, headquartered in Hancock, Michigan. D&N Bank has a wholly-owned subsidiary, D&N Capital Corporation ("D&N Capital"), that was created for the purpose of acquiring and holding real estate assets and is a real estate investment trust ("REIT"). In 1997, D&N Capital issued 9.0% noncumulative preferred stock, Series A, $25 par value, which is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP". The preferred stock is treated as Tier-1 capital by the Company.

     At December 31, 1999, the Republic Bancorp Inc. had consolidated total assets of $4.3 billion, total deposits of $2.6 billion and shareholders' equity of $266.4 million. For the year ended December 31, 1999, the Company reported net income of $14.9 million, including the one-time after tax charge of $30.2 million related to the merger with D&N Financial, compared to $39.0 million for 1998. Residential mortgage loan closings totaled $5.2 billion in 1999, compared to $6.6 billion in 1998. Commercial loan closings totaled $461 million in 1999 versus $409 million in 1998. Small Business Administration (SBA) loan closings totaled $44 million in 1999, compared to $39 million in 1998. At December 31, 1999, the Company's mortgage loan servicing portfolio was $3.1 billion, compared to $3.5 billion at year-end 1998.

Business Segments

       The Company engages in two lines of business--Commercial and Retail Banking and Mortgage Banking. See Note 22 to the Consolidated Financial Statements.

Commercial and Retail Banking
-----------------------------

     Commercial and retail banking is conducted at 87 branches of Republic Bank and D&N Bank by providing traditional commercial and retail banking products and services to consumers and small- to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; other types of installment loans; and demand, savings and time deposit accounts. Lending activity at the Banks is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed rate and variable rate residential mortgage loans; residential construction loans; commercial real estate mortgage loans; and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans, United States Department of Agriculture (USDA) loans, and FHA/VA loans. Commercial and industrial loans are made to a lesser extent and are typically secured by the customer's assets at a 75% or less loan-to-value ratio and by personal guarantees.

     The marketing effort of the Company's bank subsidiaries targets a particular segment of the consumer population that is interested in receiving personalized banking service and attention when handling transactions related to their deposit accounts. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 1999, retail deposits comprised 82% of total deposits.

Mortgage Banking
----------------

     Mortgage banking activities encompass two areas: mortgage loan production and mortgage loan servicing. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Banc Mortgage and Market Street Mortgage. All mortgage loan originations are funded by Republic Bank.

     Retail residential mortgage loans are originated by the Company's own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Missouri, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island and Virginia. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting departments for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

     The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (FNMA) and the Freddie Mac. Loans guaranteed by the Department of Veterans Affairs (VA) and insured through the Federal Housing Administration (FHA) are originated in compliance with their underwriting guidelines permitting conversion of such loans into mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

     The Company's residential mortgage origination business during 1999 was funded primarily with Republic Bank's retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are held for a short period of time (generally less than 60 days) with the intent of selling them to investors in the secondary market. These loans are classified as mortgage loans held for sale in the Company's consolidated balance sheet. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans held for sale are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

     Consistent with the Company's strategy of managing interest rate risk, substantially all long-term fixed rate mortgages originated are typically securitized and sold or sold directly to secondary market investors. The majority of short-term fixed rate mortgages and variable rate mortgages are typically securitized and sold or sold directly to secondary market investors, although a portion of the variable rate mortgages may be retained in the loan portfolio of Republic Bank or D&N Bank. Portfolio loans may be securitized at a later date and either sold or held as securities available for sale.

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

     The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks. To help accomplish this objective, the Company expanded its target market for mortgage customers during 1999 by increasing the number of loan originators and entering new growth markets in Kansas, Kentucky and Rhode Island. Selling mortgage loans to investors in the secondary market provides additional revenue and liquidity. In addition, the mortgage banking segment effectively earns long-term interest rates on mortgage loans held for sale which helps the Company to minimize interest rate risk as these loans will typically be sold within 60 days.

Competition

     Commercial and Retail Banking and Mortgage Banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995 and March 11, 2000, respectively) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased. (See Interstate Banking and Branching and Gramm-Leach-Bliley on page 6.)

     In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking affiliates also face significant competition from numerous bank and non-bank companies in the area of mortgage lending. Other financial institutions may have greater resources to use in making acquisitions and higher lending limits than those of the Company's bank subsidiaries or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which the Company's bank subsidiaries currently do not offer (e.g., full service brokerage).

     The principal factors of competition in the markets for deposits and loans are price (interest rates paid and/or fees charged) and customer service. The Company's bank subsidiaries compete for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations and personalized customer services. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.

Employees

     As of December 31, 1999, the Company and its subsidiaries had 2,212 full-time equivalent employees.

Principal Sources of Revenue

     The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $268.6 million in 1999, an increase of 9% from $247.3 million in 1998 and up 31% from $204.4 million in 1997. In 1999, interest and fees on loans accounted for 61% of total revenues, compared to 57% of total revenues in 1998 and 1997. Mortgage banking revenue, the largest component of noninterest income, totaled $131.5 million in 1999, a decrease of 5% from $138.0 million in 1998 and up 36% from $96.4 million in 1997. Mortgage banking revenue represented 30% of total revenues in 1999, compared to 32% in 1998 and 27% in 1997.

Monetary Policy and Economic Controls

     The earnings of the bank subsidiaries, and, therefore, the earnings of the Company, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

     The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. The continued strong growth of the U.S. economy in 1999 contributed to the decision of the Federal Reserve Board to increase short-term interest rates. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

Supervision and Regulation

General
-------

     Bank holding companies and banks are highly regulated at both the state and federal level. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the Company is prohibited from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, unless the activities engaged in by the Company or the company whose voting shares are acquired by the Company are activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. Subject to the provisions of Gramm-Leach-Bliley, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financially oriented products and services (see Gramm-Leach-Bliley on page 6).

     Republic Bank and D&N Bank are chartered by the State of Michigan and are supervised and regulated by the Financial Institutions Bureau of the State of Michigan (the "FIB"). As insured banks chartered by state regulatory authorities, Republic Bank and D&N Bank are also regulated by the Federal Deposit Insurance Company ("FDIC"). Effective July 2, 1999, D&N Bank converted from a federally chartered stock savings bank subject to the supervision by the Office of Thrift Supervision and the FDIC, to a state chartered savings bank.

     The Company is a legal entity separate and distinct from its banking subsidiaries. Most of the Company's revenues result from interest earned on deposits maintained at its subsidiary banks and from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks to the Company as well as by the Company to its shareholders.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to Republic Bank and D&N Bank and to commit resources to support it. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

Interstate Banking and Branching
--------------------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits; (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and
(d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers, subject to the provisions noted above in (i) and to any state laws that "opt-out" of the provision entirely; and (iii) authorizes states to enact legislation permitting interstate de novo branching.

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

Dividends
---------

     Michigan law places specific limits on the source and amount of dividends which may be paid by Republic Bank and D&N Bank. The payment of dividends by the Company and its bank subsidiaries are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

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

Gramm-Leach-Bliley
------------------

     Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by nonfinancial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of their nonpublic personal information and generally enables financial institution customers to "opt-out" of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to noncustomers for use of its ATMs must disclose the fee on a sign placed on the ATM and before the transaction is made as part of the on-screen display or by paper notice issued by the machine. The Company is reviewing the implications of this new legislation and has not yet determined if it will apply for financial bank holding company status.

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

     Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the bank subsidiaries of the Company are considered to be well capitalized as of December 31, 1999.

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

     FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, the Company's subsidiary banks are well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments
--------------------------

     Republic Bank and D&N Bank are generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"), respectively. Republic Bank is also subject to FDIC deposit insurance assessments paid to the SAIF with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund).

Mortgage Banking Affiliates
---------------------------

     The Company's non-depository mortgage banking affiliates, Republic Banc Mortgage and Market Street Mortgage (collectively referred to as the "mortgage companies") are engaged in the business of originating, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, the mortgage companies are subject to state usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

     As sellers and servicers of mortgage loans, the mortgage companies are participants in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, GNMA, Freddie Mac, VA and FHA. In their dealings with these agencies, the mortgage companies are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate and purchase are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, Freddie Mac, GNMA, VA and FHA, each of the mortgage companies represents and warrants that all such mortgage loans sold by it conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Banc Mortgage or Market Street Mortgage) to repurchase the non-conforming mortgage loans. Additionally, FNMA, Freddie Mac, GNMA, VA and FHA may require the mortgage companies to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and Freddie Mac.

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

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:


          .   significantly increased competition among depository and other financial institutions;
          .   inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
          .   general economic conditions, either nationally or in our market areas, that are worse than expected;
          .   adverse changes in the securities markets;
          .   legislative or regulatory changes that adversely affect our business;
          .   the ability to enter new markets successfully and capitalize on growth opportunities;
          .   effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve
              Board;
          .   timely development of and acceptance of new products and services;
          .   changes in consumer spending, borrowing and savings habits;
          .   effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial
              Accounting Standards Board;
          .   changes in our organization, compensation and benefit plans;
          .   costs and effects of litigation and unexpected or adverse outcomes in such litigation; and
          .   our success and managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (5) of the Company as of December 31, 1999. All of these officers are elected annually by the Board of Directors. Excluding Mr. Parker, each of the executive officers has served as an officer of the Company for more than five years. Prior to joining the Company in 1997, Mr. Parker was a principal in the law firm of Miller, Canfield, Paddock & Stone, PLC, Detroit, Michigan, for more than twenty-five years. There are no family relationships among any of the executive officers.


Name                       Age                          Position
----                       ---                          --------

Jerry D. Campbell........   59       Chairman of the Board (Since 1985)
Dana M. Cluckey, CPA.....   39       President and Chief Executive Officer (Since 1986)
Barry J. Eckhold.........   53       Senior Vice President and Chief Credit Officer (Since 1990)
Thomas F. Menacher, CPA..   43       Executive Vice President, Treasurer and Chief Financial
                                     Officer (Since 1992)
George E. Parker III.....   65       General Counsel and Corporate Secretary (Since 1997)

ITEM 2. PROPERTIES

     The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 1999, the Company had 87 banking locations and six agency offices, of which 20 were owned and 73 were leased, and 85 mortgage loan production offices, all of which were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 9 to the Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this Item is set forth in Note 20 to the Consolidated Financial Statements included under Item 8 of this document and is expressly incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

 ------------------------------------------------------------------------------
                                               Dividends      Common Stock
                                                Declared     Price Range (1)
                                                            ----------------
                                              Per Share (1)  High       Low
------------------------------------------------------------------------------
 1999
  Fourth quarter...........................    $  0.085       $ 13.281  $ 10.453
  Third quarter............................       0.082         13.641    10.344
  Second quarter...........................       0.082         13.813    10.906
  First quarter............................       0.082         12.844    10.859
                                                  -----

     Year..................................    $  0.331       $ 13.813  $ 10.344
                                                  =====

1998
  Fourth quarter...........................    $  0.073       $ 15.563  $ 10.906
  Third quarter............................       0.073         14.234    11.906
  Second quarter...........................       0.073         15.406    13.453
  First quarter............................       0.073         15.094    13.453
                                                  -----

     Year..................................    $  0.292       $ 15.563  $ 10.906
                                                  =====
 ------------------------------------------------------------------------------

(1) Dividends and market price data have been restated to reflect the issuance of stock dividends.

     The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol RBNC. There were approximately 19,800 shareholders of record of the Company's common stock as of March 8, 2000.

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                1999          1998(1)         1997(1)         1996(1)         1995(1)
----------------------------------------------------------------------------------------------------------------------------------

Earnings Summary (in thousands)
Interest income                                        $ 299,662    $ 285,979       $ 244,545       $ 203,456       $ 186,362
Interest expense                                         171,396      173,649         148,666         123,973         121,207
Net interest income                                      128,266      112,330          95,879          79,483          65,155
Provision for loan losses /(3)/                           11,650        6,500           4,381           1,390           2,424
Mortgage banking revenue                                 131,517      137,971          96,368          89,322          73,724
Other noninterest income /(3)/                             6,214       13,290          15,067           8,748           8,389
Noninterest expense /(3)/                                225,968      194,789         150,965         144,035         113,672
Income before preferred stock and
 extraordinary item                                       17,634       41,675          34,332          24,061          24,681
Income before extraordinary item                          14,911       38,952          33,114          24,061          24,681
Net income                                                14,911       38,952          33,114          23,673          24,681
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share/(2)/
Basic earnings                                         $     .33    $     .88       $     .75       $     .55       $     .55
Diluted earnings                                             .33          .86             .74             .54             .52
Operating diluted earnings /(4)/                             .99          .86             .74             .54             .52
Cash dividends declared                                      .33          .29             .27             .25             .20
Book value (year-end)                                       5.88         5.94            5.84            5.67            5.67
Closing price of common stock (year-end)                   12.14        12.39           15.55            7.69            6.47
Dividend payout ratio                                         33%          33%             37%             46%             40%
----------------------------------------------------------------------------------------------------------------------------------
Operating Data (in millions)
Loan closings:
 Residential mortgage loans                            $   5,200    $   6,614       $   4,225       $   3,924       $   3,133
 Commercial loans                                            461          409             267             167              71
 SBA loans                                                    44           39              28              24              17
 Installments loans                                          505          344             324             272             195
Mortgage loan servicing portfolio (year-end)               3,089        3,517           3,632           3,121           3,967
-----------------------------------------------------------------------------------------------------------------------------------
Year-End Balances (in millions)
Total assets                                           $   4,302    $   4,214       $   3,688       $   2,963       $   2,701
Total earning assets                                       4,052        3,999           3,530           2,662           2,472
Mortgage loans held for sale                                 459          770             519             334             445
Total portfolio loans                                      3,373        2,544           2,402           1,846           1,498
Total deposits                                             2,613        2,643           2,220           1,978           1,828
Total short-term borrowings and FHLB advances              1,229        1,084           1,038             651             550
Long-term debt                                                48           52              54              57              62
Shareholders' equity                                         266          266             229             208             198
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Return on average assets /(4)/                              1.10%         1.00%           1.02%           .86%            .94%
Return on average equity /(4)/                             17.07         15.73           15.37          11.81           13.21
Net interest margin /(5)/                                   3.29          3.05            3.11           3.04            2.69
Net loan charge-offs to average total loans /(6)/            .17           .09             .09            .04             .07
Allowance for loan losses as a percentage
 of year-end portfolio loans                                 .80           .84             .74            .85            1.01
Non-performing assets as a percentage
 of year-end total assets                                    .52           .61             .48            .50             .47
Operating efficiency ratio                                 71.14         74.61           74.43          81.56           78.16
Net interest income to operating expenses                  65.96         57.67           63.51          55.18           57.32
Average shareholders' equity to average assets              6.46          6.37            6.64           7.19            7.14
Tier 1 risk-based capital                                   9.67          9.80           10.35          11.00           12.24
Total risk-based capital                                   10.60         10.55           11.12          11.89           14.35
Tier 1 leverage                                             6.59          6.54            6.56           6.59            6.86
------------------------------------------------------------------------------------------------------------------------------------

/(1)/ All prior year amounts have been restated for the merger with D&N Financial in May 1999, which was accounted for as a pooling of interests.
/(2)/ All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.
/(3)/ Amount for 1999 includes a one-time pre-tax charge of $31.5 million of merger integration and restructuring charges related to the merger with D&N Financial, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million pre-tax provision for loan losses. Amount for 1996 includes a one-time pre-tax assessment of $7.0 million ($4.5 million after tax) for the recapitalization of the SAIF.
/(4)/ Amounts for 1999 exclude the after tax impact of a $22.0 million one-time merger integration and restructuring charge related to the merger with D&N Financial, a $4.9 million after tax loss on the sale of low-yielding fixed rate securities, and an additional $3.3 million after tax provision for loan losses. Including the charges, return on average assets was .36% and return on average equity was 5.64% in 1999.
/(5)/ Net interest income (FTE) expressed as a percentage of average interest-earnings assets.
/(6)/  Includes mortgage loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for 1999 was $14.9 million compared to net income of $39.0 million in 1998. Diluted earnings per share were $.33 in 1999 compared to $.86 in 1998. The results for 1999 include one-time after tax charges relating to the merger with D&N Financial Corporation in the second quarter. These one-time charges include a $22.0 million after tax merger integration and restructuring charge, a $4.9 million after tax loss on the sale of low yielding fixed rate securities, and an additional $3.3 million after tax provision for loan losses. Excluding these charges, the Company reported record net operating income of $45.1 million in 1999, a 16% increase over the $39.0 million earned in 1998. Diluted operating earnings per share rose 15% during the year to $.99 from $.86 in 1998. In 1997, net income was $33.1 million, or $.74 per common share. Net operating income for 1999 generated return on average assets of 1.10% and return on equity of 17.07%. These compare with return on average assets of 1.00% in 1998 and 1.02% in 1997 and return on average equity of 15.73% in 1998 and 15.37% in 1997.

     In order to properly reflect the comparable 1999 results of operations for the Company against 1998 and 1997, the remaining Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the net operating earnings reported for 1999, which excludes the merger integration and restructuring charge. The following table summarizes the effect of the merger integration and restructuring charge.

                                    Table 1
                               Operating Results

--------------------------------------------------------------------------------
                                                       Effect of
Year Ended December 31, 1999                Operating   One-Time   Reported
(In thousands, except per share amounts)     Results     Charge     Amount
--------------------------------------------------------------------------------

Provision for loan losses                    $  6,650   $  5,000   $ 11,650
Investment securities gains (losses)              207     (7,552)    (7,345)
Noninterest expense                           194,447     31,521    225,968
Income before taxes                            72,452    (44,073)    28,379
Income tax expense                             24,621    (13,876)    10,745
Net income                                     45,109    (30,198)    14,911

Basic earnings per share                     $   1.00   $   (.67)  $    .33
Diluted earnings per share                   $    .99   $   (.66)  $    .33

--------------------------------------------------------------------------------

     The Company's 1999 results of operations reflected the following trends in earnings:

     . Net interest income increased 14% during 1999 following an increase of 17% in 1998. Increasing average earning asset balances during these periods contributed to the growth in net interest income.

     . The net interest margin expanded to 3.29% in 1999, compared to 3.05% in 1998 and 3.11% in 1997. A shift in average earning assets away from low-yielding fixed-rate investment securities and toward higher-yielding commercial real estate and residential mortgage loans and a decline in the cost of funds over the past two years helped widen the net interest margin.

     . The commercial loan portfolio balance increased 40% in 1999 to $888 million after increasing 35% in 1998, reflecting continued strong demand for commercial real estate lending in the Company's markets.

     Shareholders' equity totaled $266.4 million at December 31, 1999. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company's common stock at year-end, was $549.8 million at December 31, 1999. Capital ratios, by all measures, remain in excess of regulatory requirements for a well-capitalized financial institution.

Acquisitions

     On May 17, 1999, the Company merged with D&N Financial Corporation ("D&N Financial"), headquartered in Troy and Hancock, Michigan, whereby each share of D&N Financial common stock was converted into 1.82 shares of the Company's common stock. D&N Financial was a financial services holding company with approximately $2.0 billion in assets and $119.8 million in stockholders' equity at May 17, 1999. The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interests.

     In connection with the merger, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges in 1999. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

     Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 125 full-time positions represents 14% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 1999, 51 positions had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 7 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

     The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 1999 and the reserve balance remaining at December 31, 1999:

                                    Table 2
                  Merger Integration and Restructuring Charge

----------------------------------------------------------------------------------
                                                       Initial    Amount   Reserve
(In thousands)                                         Reserve   Utilized  Balance
-----------------------------------------------------------------------------------
Type of Costs:
  Severance and employee benefit accruals                $10,446   $ 7,986   $2,460
  Professional fees                                        5,133     4,963      170
  Branch closings and real estate transactions             8,652     6,140    2,512
  Systems                                                  2,201        26    2,175
  Other                                                    5,089     5,089        -
                                                         -------   -------   ------
     Total merger integration and restructuring charge   $31,521   $24,204   $7,317
                                                         =======   =======   ======

-----------------------------------------------------------------------------------

Business Segments

     The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; installment lending; and the deposit-gathering function. Deposits and loan products are offered through the 87 retail branch offices of Republic Bank and D&N Bank, which are staffed by personal bankers and loan originators.

     The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing. Mortgage loan production is conducted in the 130 offices of Republic Banc Mortgage and Market Street Mortgage. The majority of the Company's mortgage loan servicing is performed by Market Street Mortgage. See Note 22 to the Consolidated Financial Statements for further discussion of business segments.

Mortgage Banking

     The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing.


                                    Table 3
                      Residential Mortgage Loan Closings

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                  1999         1998         1997
--------------------------------------------------------------------------------

Total closings                   $ 5,200,051  $ 6,614,183  $ 4,225,395
Retail loans percentage                   96%          94%          86%
Wholesale loans percentage                 4            6           14
--------------------------------------------------------------------------------

     The Company's total closings of single-family residential mortgage loans decreased $1.4 billion, or 21%, to $5.2 billion in 1999. The decrease in origination volumes in 1999 was primarily the result of an increasing interest rate environment during 1999 which resulted in a lower level of refinance activity. Refinances totaled $1.2 billion, or 23% of total closings in 1999, compared to $2.9 billion, or 44% of total closings in 1998. In 1998, total mortgage loan closings rose $2.4 billion, or 57%, to $6.6 billion compared to $4.2 billion in 1997, reflecting the dual impact on production of a relatively low interest rate environment and strong retail lending efforts. Retail mortgage loan closings totaled $5.0 billion in 1999, down 19% from 1998. Retail mortgage loan closings totaled $6.2 billion in 1998, a 70% increase from 1997. Wholesale mortgage loan volume continued to decline since 1997 as the Company placed more emphasis on its more profitable retail mortgage lending. The Company's pipeline of mortgage loan applications in process was $1.1 billion at December 31, 1999, compared to $1.5 billion at December 31, 1998.

                                    Table 4
                           Mortgage Banking Revenue

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                          1999       1998     1997
--------------------------------------------------------------------------------

Mortgage loan production revenue /(1)/             $ 125,416  $ 138,035 $ 87,356
Net mortgage loan servicing revenue (expense) /(2)/    6,101       (299)   7,395
Gain on bulk sales of mortgage servicing rights            -        235    1,617
                                                   ---------  ---------  -------
  Total mortgage banking revenue                   $ 131,517  $ 137,971 $ 96,368
                                                   =========  =========  =======

--------------------------------------------------------------------------------

/(1)/ Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold.
/(2)/ Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

     Mortgage banking revenue, the largest component of total noninterest income, decreased $6.5 million, or 5%, to $131.5 million in 1999, after increasing 43%, to $138.0 million in 1998. The decrease in 1999 was the result of a decrease in mortgage loan production revenue that was partially offset by an increase in net mortgage loan servicing revenue. The increase in 1998 resulted as growth in mortgage loan production revenue more than offset declines in net mortgage loan servicing revenue and gains on bulk sales of mortgage servicing rights.

     Mortgage loan production revenue decreased $12.6 million, or 9%, in 1999. This decrease resulted from the $1.4 billion decrease in mortgage loan volume. The Company sold $4.6 billion of single-family residential mortgages in 1999, compared to $5.6 billion and $3.4 billion in 1998 and 1997, respectively. The ratio of mortgage production revenue to mortgage loans sold was 2.70% in 1999, compared to 2.46% in 1998 and 2.55% in 1997.

     Net mortgage loan servicing revenue was $6.1 million in 1999, compared to net servicing expense of $299,000 in 1998. The increase in 1999 was primarily the result of a decrease of $5.9 million in amortization expense and reserves for impairment of mortgage servicing rights. In 1998, the Company reported $299,000 in net servicing expense compared to $7.4 million of net servicing revenue in 1997. The decrease in 1998 was primarily the result of an increase of $10.6 million in amortization expense and reserves for impairment of mortgage servicing rights, which was partially offset by an increase in the average loans serviced compared to 1997. Loans serviced for others averaged $3.3 billion in 1999, a 5% decrease from a year earlier. In 1998, average loans serviced for others totaled $3.5 billion, which was 17% higher than the 1997 average.

     Amortization of mortgage servicing rights totaled $12.2 million in 1999, compared to $18.0 million in 1998 and $7.5 million in 1997. The Company evaluates its mortgage servicing rights for impairment on a monthly basis. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company's impairment reserve as of December 31, 1999 was $2.4 million compared to $2.5 million at December 31, 1998. The impairment reserve at December 31, 1997 was $491,000. One of the most significant assumptions used in the valuation of the mortgage servicing rights is the change in the prepayment speed assumption (PSA). An increase or a decrease in the PSA will result in a shorter or longer expected life in mortgage servicing rights and accordingly affect the fair value of the mortgage servicing rights. At December 31, 1999, the weighted average PSA was 166, or a 19% decrease from the 1998 weighted average PSA of 205, which was 13% higher compared to 182 at December 31, 1997. The decrease in the PSA was a result of the decrease in residential mortgage loan refinance activity in 1999 compared to 1998. Therefore, the Company reduced its valuation allowance of mortgage servicing rights $88,000 in 1999.

     The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In 1999, the Company did not have any bulk sales of mortgage servicing rights. In 1998 and 1997, bulk sales of mortgage servicing rights for loans with principal balances of $492.6 million and $345.2 million, respectively, resulted in gains of $235,000 and $1.6 million, respectively.

Commercial and Retail Banking

     The remaining disclosures and analyses within this Management's Discussion and Analysis of the Company's financial condition and results of operations relate principally to the commercial and retail banking segment.

Results of Operations

Net Interest Income

     Net interest income is defined as the difference between total interest income generated by earning assets and the cost of funding those assets. To permit the comparable analysis of tax-exempt and fully taxable income, net interest income is stated on a fully taxable equivalent (FTE) basis, reflecting adjustments based on a 35% tax rate made to the yields of tax-exempt investment securities included in earning assets. The net interest margin is net interest income (FTE) expressed as a percentage of average earning assets and measures how effectively the Company utilizes its earning assets in relationship to the interest cost of funding them.

     Net interest income (FTE) rose 14% to $128.3 million in 1999, compared to $112.3 million in 1998, primarily due to growth in average earning assets, an improved mix of earning assets and a decline in the Company's cost of funds. Average earning assets rose $219.0 million, or 6%, to $3.9 billion in 1999, as the increase in average portfolio loans more than offset a reduction in average investment securities and mortgage loans held for sale. Net interest income growth also benefited as the mix of earning assets continued to favor higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $181.0 million, or 5%, increase in interest-bearing liabilities.

     The net interest margin widened by 24 basis points to 3.29% in 1999, compared to 3.05% in 1998. During 1999, the Company sold $400 million of low-yielding fixed rate securities with proceeds redeployed into higher yielding commercial, residential and installment loan balances. This better mix of earning assets and a decrease in the Company's cost of funds in 1999 of 33 basis points resulted in the improved margin. The decrease in the Company's cost of funds was a result of a decrease in rates paid on short-term borrowings, FHLB advances, certificates of deposit and savings accounts.

                                    Table 5
                     Analysis of Net Interest Income (FTE)

------------------------------------------------------------------------------------------------------------------------------------
  Year Ended December 31
    (Dollar amounts in thousands)                     1999                          1998                            1997
------------------------------------------------------------------------------------------------------------------------------------
                                         Average              Avg.     Average                 Avg.    Average               Avg.
                                         Balance    Interest  Rate     Balance    Interest     Rate    Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------

Average Assets:
Short-term investments                   $   12,039   $    661  5.49% $   22,673 $  1,151       5.08%  $    9,246 $    451   4.88%
Mortgage loans held for
 sale                                       508,415     37,106  7.30     603,126   43,940       7.29      320,454   24,501   7.65
Investment securities                       463,828     30,521  6.58     570,178   37,588       6.59      594,159   40,048   6.74
Portfolio loans: /(1)/
 Commercial loans                           729,729     64,051  8.78     552,351   50,713       9.18      375,758   36,660   9.76
 Real estate mortgage loans               1,527,618    109,922  7.20   1,350,188  100,311       7.43    1,308,825   99,443   7.60
 Installment loans                          665,591     57,473  8.63     589,731   52,350       8.88      481,729   43,775   9.09
                                         ----------   --------  ----  ----------  --------    ------   ---------- --------  -----
  Total loans, net of
   unearned income                        2,922,938    231,446  7.92   2,492,270  203,374       8.16    2,166,312  179,878   8.30
                                         ----------   --------  ----  ----------  --------    ------   ---------- --------  -----
 Total interest-earning
  assets                                  3,907,220    299,734  7.67   3,688,247  286,053       7.76    3,090,171  244,878   7.92
Allowance for loan losses                   (23,988)                     (19,967)                         (17,204)
Cash and due from banks                      43,867                       38,864                           30,788
Other assets                                165,832                      178,518                          142,271
                                         ----------                   ----------                       ----------
 Total assets                            $4,092,931                   $3,885,662                       $3,246,026
                                         ==========                   ==========                       ==========

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
 deposits                                $   98,117      1,722  1.76  $  101,717    1,702       1.67   $  106,549    1,901   1.78
Savings deposits                            776,648     22,701  2.92     731,901   25,283       3.45      543,643   20,793   3.82
Time deposits                             1,517,590     82,150  5.41   1,435,331   83,315       5.81    1,276,772   74,253   5.83
                                         ----------   --------  ----  ---------- --------     ------   ---------- -------- ------
 Total interest bearing
  deposits                                2,392,355    106,573  4.45   2,268,949  110,300       4.86    1,926,964   96,947   5.04
Short-term borrowings                        63,158      3,462  5.40     124,566    6,984       5.57      205,741   11,752   5.71
FHLB advances                             1,024,004     57,616  5.63     903,045   52,370       5.79      608,421   36,497   5.88
Long-term debt                               52,121      3,745  7.19      54,053    3,995       7.51       55,941    3,470   7.53
                                         ----------   --------  ----  ---------- --------     ------   ---------- -------- ------
 Total interest bearing
  liabilities                             3,531,638    171,396  4.85   3,350,613  173,649       5.18    2,797,067  148,666   5.32
Noninterest-bearing
 deposits                                   176,789                      153,121                          156,347
Other liabilities                            91,511                      105,652                           64,229
                                         ----------                   ----------                       ----------
 Total liabilities                        3,799,938                    3,609,386                        3,017,643
Preferred stock in
 subsidiary                                  28,719                       28,719                           12,907
Shareholders' equity                        264,274                      247,557                          215,476
                                         ----------                   ----------                       ----------
 Total liabilities and
  shareholders' equity                   $4,092,931                   $3,885,662                       $3,246,026
                                         ==========                   ==========                       ==========

Net interest income/
 Rate spread (FTE)                                    $128,338  2.82%            $112,404       2.58%             $ 96,212   2.60%
                                                      ========                   ========                         ========
FTE adjustment                                        $     72                   $     74                         $    333
                                                      ========                   ========                         ========
Impact of net noninterest-
 bearing sources of funds                                        .47                             .47                          .51
                                                                ----                          ------                        ------
Net interest margin (FTE)                                       3.29%                           3.05%                         3.11%
                                                                ====                          ======                        ======

------------------------------------------------------------------------------------------------------------------------------------

/(1)/  Non-accrual loans and overdrafts are included in average balances.

                                    Table 6
                           Rate/Volume Analysis (FTE)

 --------------------------------------------------------------------------------------------------------------
                                            1999/1998                                  1998/1997
---------------------------------------------------------------------------------------------------------------
                                            Increase/(Decrease)                   Increase/(Decrease)
                                             Due to Change in:                     Due to Change in:
---------------------------------------------------------------------------------------------------------------
                                       Average     Average     Net      Average         Average          Net
           (In thousands)             Balance(1)   Rate(1)    Change   Balance(1)       Rate(1)         Change
------------------------------------  ----------  ---------  --------  ----------  ------------------  --------

Interest Income:
 Short-term investments                 $  (577)  $     87   $  (490)    $   681          $       19   $   700
 Mortgage loans held for sale            (6,894)        60    (6,834)     20,645              (1,206)   19,439
 Investment securities                   (7,010)       (57)   (7,067)     (1,586)               (874)   (2,460)
 Loans, net of unearned income /(2)/     35,062     (6,990)   28,072      29,068              (5,572)   23,496
                                        -------   --------   -------     -------          ----------   -------
  Total interest income                  20,581     (6,900)   13,681      48,808              (7,633)   41,175

Interest Expense:
 Interest-bearing demand deposits           (65)        85        20         (84)               (115)     (199)
 Savings deposits                         1,474     (4,056)   (2,582)      6,652              (2,162)    4,490
 Time deposits                            4,687     (5,852)   (1,165)      9,315                (253)    9,062
                                        -------   --------   -------     -------          ----------   -------
  Total interest-bearing deposits         6,096     (9,823)   (3,727)     15,883              (2,530)   13,353
 Short-term borrowings                   (3,364)      (158)   (3,522)     (4,565)               (203)   (4,768)
 FHLB advances                            6,745     (1,499)    5,246      16,449                (576)   15,873
 Long-term debt                            (114)      (136)     (250)        486                  39       525
                                        -------   --------   -------     -------          ----------   -------
  Total interest expense                  9,363    (11,616)   (2,253)     28,253              (3,270)   24,983
                                        -------   --------   -------     -------          ----------   -------

  Net interest income (FTE)             $11,218   $  4,716   $15,934     $20,555          $   (4,363)  $16,192
                                        =======   ========   =======     =======          ==========   =======

--------------------------------------------------------------------------------------------------------------

/(1)/ Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
/(2)/  Non-accrual loans and overdrafts are included in average balances.


     In 1998, net interest income (FTE) increased 17% to $112.4 million from $96.2 million in 1997, primarily due to growth in average earning assets. Average earning assets rose $598 million, or 19%, to $3.7 billion in 1998, as a $609 million increase in average mortgage loans held for sale and portfolio loans more than offset a reduction in average investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $554 million, or 20%, increase in interest-bearing liabilities in 1998 compared to 1997. Net interest margin decreased 6 basis points in 1998 compared to 1997 reflecting a 16 basis point decrease in the average rate on earning assets compared to a 14 basis point decrease in the average rate paid on interest bearing liabilities.

Noninterest Income

     Noninterest income is a significant source of revenue for the Company, contributing 31% of total revenues in 1999, compared to 35% in 1998 and 31% in 1997. Details of the largest component of noninterest income are presented in the "Mortgage Banking" section. Exclusive of mortgage banking revenue, noninterest income decreased to $6.2 million in 1999 from $13.3 million in 1998, primarily due to the $7.6 million one-time loss on the sale of low-yielding fixed-rate investment securities during 1999.

                                    Table 7
                               Noninterest Income

---------------------------------------------------------------------
Year Ended December 31
(In thousands)                            1999       1998      1997
--------------------------------------  ---------  --------  --------

Mortgage banking revenue                $131,517   $137,971  $ 96,368
Service charges                            7,327      5,902     5,526
Investment securities gains (losses)      (7,345)     2,525        42
Other noninterest income                   6,232      4,863     9,499
                                        --------   --------  --------
  Total noninterest income              $137,731   $151,261  $111,435
                                        ========   ========  ========

---------------------------------------------------------------------

     In order to reduce interest rate risk on D&N Bank's balance sheet, during 1999, the Company sold low-yielding fixed rate investment securities with the proceeds redeployed into higher yielding portfolio loans. In 1999, the Company sold a total of $498.1 million of investment securities for a net loss of $7.3 million. In 1998, the Company sold $171.2 million of investment securities, compared to $213.3 million in 1997.

     The guaranteed portion of Small Business Administration (SBA) loans are regularly sold to investors. In 1999, the Company sold $17.4 million of the guaranteed portion of SBA loans, compared to $28.1 million in 1998 and $13.8 million in 1997, resulting in gains of $750,000, $2.1 million and $1.1 million, respectively, included in noninterest income.

Noninterest Expense

     Noninterest expense increased 16% in 1999 to $226.0 million, after rising 29% in 1998. Noninterest expense includes a one-time pre-tax merger integration and restructuring charge recorded in the second quarter of 1999 related to the merger with D&N Financial Corporation as discussed on page 12. Excluding this one-time charge, noninterest expense would have decreased $342,000 compared to 1998. Salaries and employee benefits expense increased $7 million, or 10%, in 1999, following an increase of $4.2 million, or 6%, in 1998. The increase in salaries and employee benefits expense in 1999 reflects the 6% increase in average number of hourly and salaried employees and normal wage increases. Mortgage loan commissions and other incentives paid to mortgage loan originators and processors decreased $7.9 million, or 14%, after increasing $26.5 million, or 89%, in 1998. The decrease in mortgage loan commissions and incentives resulted from the 19% decrease in the volume of retail mortgage loans originated during 1999 over 1998. The increase in mortgage loan commissions and incentives in 1998 reflects the increase in retail mortgage loan closings from 1997.

                                    Table 8
                              Noninterest Expense

------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                        1999      1998      1997
------------------------------------------------  --------  --------  --------

Salaries and employee benefits                    $ 77,433  $ 70,430  $ 66,239
Mortgage loan commissions and other incentives      48,362    56,297    29,767
Net occupancy expense of premises                   13,594    11,612    10,132
Equipment expense                                    7,809     7,192     6,148
Merger integration and restructuring                31,521         -         -
Other noninterest expense                           47,249    49,258    38,679
                                                  --------  --------  --------
  Total noninterest expense                       $225,968  $194,789  $150,965
                                                  ========  ========  ========

------------------------------------------------------------------------------

     Net occupancy expense increased 17% in 1999, following a 15% increase in 1998, due to the addition of 21 offices during 1999. Equipment expense increased 9% in 1999, following a 17% increase in 1998. These increases reflect an increased level of expenses related to the expansion of the Company's retail bank and mortgage loan production offices during 1999 and 1998.

Income Taxes

     The provision for income taxes was $10.7 million in 1999, compared to $20.6 million in 1998 and $17.6 million in 1997. The effective tax rate, computed by dividing the provision for income taxes by income before taxes less the dividends on preferred stock, was 41.9% for 1999, compared to 34.6% for 1998 and 34.8% for 1997. The effective tax rate in 1999 increased primarily as a result of $4.4 million of non-deductible professional fees included in the merger integration and restructuring charge.

Financial Condition

     Total assets were $4.3 billion at December 31, 1999 and $4.2 billion at December 31, 1998. Average total assets rose $207.3 million, or 5%, to $4.1 billion during the year. This increase primarily reflects the growth in portfolio loans, which was funded by a reduction in investment securities as well as an increase in FHLB advances.

Assets
------

Portfolio Loans

     The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 1999 and 1998, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

     Loans to consumers include residential real estate mortgage loans and installment loans. Installment loans are made for various purposes, primarily automobile purchases and home equity loans.

                                    Table 9
                            Loan Portfolio Analysis

---------------------------------------------------------------------------------------------------------------------------------
        December 31
  (Dollars in thousands)           1999                 1998              1997                 1996                 1995
---------------------------  -----------------  ------------------- -----------------   -------------------   -------------------
                               Amount      %      Amount      %          Amount   %       Amount       %       Amount        %
---------------------------------------  ----- -----------  ------- ----------  -----   -----------  -------  ----------  -------
Commercial loans:
Commercial and
 industrial                  $   88,370    2.6% $   83,089    3.3%   $   79,497    3.3% $    41,828     2.2%  $   30,292     2.0%
Real estate
 construction                   149,480    4.4     112,588    4.4        75,416    3.1       53,235     2.9       28,220     1.9
Commercial real
 estate mortgages               650,642   19.3     437,014   17.2       314,329   13.1      217,492    11.8      186,407    12.4
                             ----------  -----  ----------  -------  ---------- ------- -----------  -------  ----------  -------
 Total commercial
   loans                        888,492   26.3     632,691   24.9       469,242   19.5      312,555    16.9      244,919    16.3
Residential real
estate mortgages              1,773,795   52.6   1,295,484   50.9     1,378,312   57.4    1,111,288    60.2      949,194    63.4
Installment loans               711,138   21.1     615,597   24.2       554,423   23.1      422,447    22.9      303,405    20.3
                             ----------  -----  ----------  -------  ---------- ------- -----------  -------  ----------  -------

 Total portfolio
   Loans                     $3,373,425  100.0% $2,543,772  100.0%   $2,401,977  100.0% $1,846,290    100.0%  $1,497,518   100.0%
                             ==========  =====  ==========  =======  ==========  =====  ==========  =======   ==========  =======

---------------------------------------------------------------------------------------------------------------------------------

     The total portfolio loans balance grew $829.7 million, or 33%, to $3.4 billion at December 31, 1999, after increasing 6% in 1998. Lending remained strong across all major categories in 1999. Commercial real estate growth was strong in local markets served by the Company and marketing efforts directed at existing customers yielded additional home equity and auto loans. The overall growth of the loan portfolio stems from the Company's efforts to enhance long-term profitability by improving the mix of earning assets on the balance sheet.

     Commercial loans increased $255.8 million, or 40%, to $888.5 million at December 31, 1999, after climbing 35% in 1998. This growth, which was concentrated primarily in commercial real estate loans, reflects the Company's efforts to complement traditional residential mortgage lending with commercial real estate lending. Residential real estate mortgage loans increased $478.3 million, or 37%, to $1.8 billion at December 31, 1999, after declining 6% a year earlier. During 1999, the Company redeployed proceeds from the sales of low-yielding fixed rate investment securities into higher yielding residential mortgage loans. The Company also retained a higher percentage of adjustable rate mortgages in its portfolio during 1999 rather than selling the loans in the secondary market. Installment loans increased $95.5 million, or 16%, to $711.1 million at December 31, 1999, after rising 11% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending and continued strength in auto lending.

                                    Table 10
    Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

--------------------------------------------------------------------------------------------
                                                             After One
December 31, 1999                                  Within   But Within    After
(In thousands)                                    One Year  Five Years  Five Years   Total
------------------------------------------------  --------  ----------  ----------  --------
Commercial loans:
 Commercial and industrial                        $ 39,930    $ 35,636    $ 12,804  $ 88,370
 Real estate construction                           65,679      57,111      26,690   149,480
 Commercial real estate mortgages                   42,636     342,737     265,269   650,642
                                                  --------    --------    --------  --------
  Total commercial loans                          $148,245    $435,484    $304,763  $888,492
                                                  ========    ========    ========  ========

Commercial Loans Maturing After One Year With:
 Predetermined rates                                          $314,033    $ 92,266
 Floating or adjustable rates                                  121,451     212,497
                                                              --------    --------
  Total                                                       $435,484    $304,763
                                                              ========    ========

--------------------------------------------------------------------------------------------

     The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 1999. The Company's total loan portfolio is geographically concentrated primarily in Michigan and Ohio as shown in the following table.

                                    Table 11
                   Geographic Distribution of Loan Portfolio

--------------------------------------------------------------------------
   December 31, 1999                                               Percent
 (Dollars in thousands)                             Amount        of Total
------------------------                          ----------      --------

Michigan                                          $2,424,577            72%
Ohio                                                 511,450            15
Indiana                                               71,972             2
Other states                                         365,426            11
                                                  ----------
 Total                                            $3,373,425           100%
                                                  ==========

---------------------------------------------------------------------------

Mortgage Loans Held for Sale

     Mortgage loans held for sale decreased $311.0 million, or 40%, to $459.1 million at December 31, 1999, after increasing 48% to $770.0 million at December 31, 1998. The decrease in 1999 was due to an increase in interest rates which resulted in a decreased level of mortgage origination volumes in the fourth quarter of 1999 compared to 1998. The increase in 1998 was due to strong mortgage loan production volumes. The average mortgage loans held for sale balance in 1999 decreased 16% compared to 1998 reflecting the Company's decreased level of mortgage loan production volumes during 1999.

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

     The Loan Review group conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company's strategies for managing the related credit risk.

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and on obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 1999 and 1998, commercial real estate loans accounted for 90% and 87%, respectively, of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial and industrial loans are generally secured by the company's assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 1999 and 1998, these loans accounted for 53% and 51%, respectively, of total portfolio loans. Credit risk exposure in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to equity ratios and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company's fixed rate, mortgage loan production and all of its sub-prime mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

     Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider debt to income levels, the creditworthiness of the borrower, and Fair Isaac Company scores. For home equity lending, loan-to-value ratios generally are limited to 80% of collateral value. The Company may lend in excess of 80% of collateral value, however, often utilizing an unaffiliated insurance company to minimize the risk of the higher loan to value ratio loans.

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

                                   Table 12
                             Non-Performing Assets

----------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                          1999          1998         1997          1996         1995
----------------------------------------------------------------------------------------------------------

Non-accrual loans:
  Commercial                                 $ 4,651       $ 6,141      $ 1,705       $ 4,045      $ 4,352
  Residential real estate mortgages           10,449        12,011       11,327         7,016        4,471
  Installment                                  2,419         1,826        1,111           707          602
                                             -------       -------      -------       -------      -------
   Total non-accrual loans                    17,519        19,978       14,143        11,768        9,425
Restructured loans                                 -             -            -             -          688
                                             -------       -------      -------       -------      -------
   Total non-performing loans                 17,519        19,978       14,143        11,768       10,113
Other real estate owned                        4,743         5,648        3,535         2,912        2,524
                                             -------       -------      -------       -------      -------
   Total non-performing assets               $22,262       $25,626      $17,678       $14,680      $12,637
                                             =======       =======      =======       =======      =======
----------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of:
  Portfolio loans and OREO                       .66%         1.01%         .73%          .79%         .83%
  Portfolio loans, mortgage loans held
   for sale and OREO                             .58           .77          .60           .67          .64
  Total assets                                   .52           .61          .48           .50          .47
 ---------------------------------------------------------------------------------------------------------
Loans past due 90 days or more
 and still accruing interest:
  Commercial                                 $   100       $    74      $   274       $     -      $   233
  Residential real estate mortgages                -             -          228           548           42
  Installment                                      -             -            6            22           94
                                             -------       -------      -------       -------      -------
   Total loans past due 90 days or more      $   100       $    74      $   508       $   570      $   369
                                             =======       =======      =======       =======      =======
----------------------------------------------------------------------------------------------------------


     Non-performing assets totaled $22.3 million at December 31, 1999, down $3.3 million from $25.6 million at December 31, 1998. The overall decrease in total non-performing assets is attributable to the decreases in non-accrual commercial loans, residential real estate mortgage loans and other real estate owned. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net loan charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

     Approximately $34.5 million, or 1.02%, of the loans in the loan portfolio at December 31, 1999, were 30 to 89 days delinquent, compared to $23.4 million, or .92% of portfolio loans, at December 31, 1998. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 1999, total loans on the watch list, excluding those categorized as non-accrual loans and loans past due 90 days and still accruing interest, were $20.4 million, or .6% of total portfolio loans, compared to $21.8 million, or .9% of total portfolio loans, at December 31, 1998.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 1999, 1998 and 1997 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

                                   Table 13
                   Forgone Interest on Non-Performing Loans

------------------------------------------------------------------------------------------------------------
For the Year Ended December 31
(In thousands)                          1999                      1998                       1997
------------------------------------------------------------------------------------------------------------
                             Non-Accrual  Restructured  Non-Accrual  Restructured  Non-Accrual  Restructured
------------------------------------------------------------------------------------------------------------

Pro forma interest income         $1,326       $     -       $1,182       $     -       $1,225       $     -
Interest income earned               249             -          247             -          530             -
                                  ------       -------       ------       -------       ------       -------
 Forgone interest income          $1,077       $     -       $  935       $     -       $  695       $     -
                                  ======       =======       ======       =======       ======       =======
 -----------------------------------------------------------------------------------------------------------

Impaired Loans

  At December 31, 1999 and 1998, the gross recorded investment in impaired loans totaled $4.7 million and $6.1 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans (with the exception of residential mortgage and consumer installment loans) are applied against the principal balance. See Note 7 to the Consolidated Financial Statements for further discussion of impaired loans.

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

  Gross loan charge-offs increased $3.9 million to $7.4 million in 1999, compared to $3.5 million in 1998 and $2.8 million in 1997. The increase in 1999 was primarily the result of additional charge-offs on certain commercial loans of D&N Bank at the time of the Company's merger with D&N Financial. The ratio of net loan charge-offs to average loans, including loans held for sale, was
 .17% for 1999, compared to .09% for both 1998 and 1997. Commercial loan net charge-offs as a percentage of average commercial loans was .38% for 1999, compared to .04% for 1998 and .17% for 1997. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .03% in both 1999 and 1998 and .02% for 1997. Installment loan net charge-offs as a percentage of average installment loans was .40% for 1999, compared to .35% for 1998 and .28% for 1997.

                                   Table 14
                   Analysis of the Allowance for Loan Losses

-----------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                             1999        1998       1997        1996       1995
-----------------------------------------------------------------------------------------------------

Balance at beginning of year                    $21,446     $17,883    $15,751     $15,083    $13,893
Loan charge-offs:
  Commercial loans                                3,452         302        745         494      1,680
  Residential real estate mortgage loans            572         678        303         325        203
  Installment loans                               3,376       2,539      1,743       1,469      1,149
                                                -------     -------    -------     -------    -------
   Total loan charge-offs                         7,400       3,519      2,791       2,288      3,032

Recoveries:
  Commercial loans                                  691          83        115       1,210        434
  Residential real estate mortgage loans             27          52         20           5        964
  Installment loans                                 714         447        407         351        400
                                                -------     -------    -------     -------    -------
   Total recoveries                               1,432         582        542       1,566      1,798
                                                -------     -------    -------     -------    -------
   Net loan charge-offs                           5,968       2,937      2,249         722      1,234
Provision charged to expense                     11,650       6,500      4,381       1,390      2,424
                                                -------     -------    -------     -------    -------
Balance at end of year                          $27,128     $21,446    $17,883     $15,751    $15,083
                                                =======     =======    =======     =======    =======
-----------------------------------------------------------------------------------------------------

Allowance for loan losses as a percentage of
 year-end portfolio loans                           .80%        .84%       .74%        .85%      1.01%
Allowance for loan losses as a percentage of
 year-end non-performing loans                   154.85      107.35     126.44      133.85     149.14
Net charge-offs as a percentage of average
 total loans (including loans held for sale)        .17         .09        .09         .04        .07
-----------------------------------------------------------------------------------------------------

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

                                   Table 15
                  Allocation of the Allowance for Loan Losses

--------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)          1999             1998                  1997                   1996                  1995
--------------------------------------------------------------------------------------------------------------------------------
                                     % of               % of                   % of                  % of                   % of
                                    total              total                  total                 total                  total
                            Amount  loans      Amount  loans         Amount   loans        Amount   loans          Amount  loans
--------------------------------------------------------------------------------------------------------------------------------
General allowances:
 Commercial loans          $ 4,705     26%    $ 2,339     25%       $ 2,940      20%      $ 3,170      17%         $1,814     16%
 Residential real estate
  mortgage loans             5,643     53       4,489     51          3,795      57         1,536      60           3,633     64
 Installment loans           8,717     21       4,616     24          3,735      23         2,988      23           1,828     20
                           -------            -------               -------               -------                 -------
Total general
 allowances                 19,065             11,444                10,470                 7,694                   7,275

Specific allowances:
 Commercial loans                -      -       1,145      -            145       -           463       -             350      -
 Residential real estate
  mortgage loans                 -      -           -      -              -       -            18       -              18      -
 Installment loans               -      -           -      -              -       -             -       -               -      -
                           -------   ----     -------   ----        -------    ----       -------    ----         -------   ----
Total specific
 allowances                      -      -       1,145      -            145       -           481       -             368      -

Unallocated allowances       8,063      -       8,857      -          7,268       -         7,576       -           7,440      -
                           -------   ----     -------   ----        -------    ----       -------    ----         -------   ----

Total allowance for
 loan losses               $27,128    100%    $21,446    100%       $17,883     100%      $15,751     100%        $15,083    100%
                           =======   ====     =======   ====        =======    ====       =======    ====         =======   ====
--------------------------------------------------------------------------------------------------------------------------------

  The following table summarizes the graded loan categories used by the Company to determine the adequacy of the general allowance for loan losses at December 31, 1999, 1998 and 1997.

                                   Table 16
                      Graded Loan Categories Used in the
                  Allocation of the Allowance for Loan Losses

--------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollar amounts in thousands)                      1999          1998           1997
--------------------------------------------------------------------------------------------------------------------------------
                                                 Loan            Loan           Loan
                                               Amount/(1)/     Amount/(1)/    Amount/(1)/
--------------------------------------------------------------------------------------------------------------------------------
Graded loan categories:
 Pass (Superior, High and Satisfactory)      $4,127,646      $3,522,970       $3,032,501
 Special mention                                 25,934          16,238           27,624
 Substandard                                     24,482          29,196            22868
 Doubtful                                            72              73              252
 Loss                                                 2           1,145              145
                                             ----------      ----------       ----------
   Total loans                               $4,178,136      $3,569,622       $3,083,390
                                             ==========      ==========       ==========
--------------------------------------------------------------------------------------------------------------------------------

/(1)/Loan amounts include mortgage loans held for sale and unfunded commitments of $346 million, $256 million and $163 million at December 31, 1999, 1998 and 1997, respectively.

     Each element of the general allowance for December 31, 1999, 1998 and 1997 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 5%; Substandard - 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     The Company reviews each delinquent commercial loan on a bi-weekly basis and assigns a grade based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and installment loans are also reviewed in conjunction with the previously described review of any related commercial loan.

     Based upon these reviews, the Company determines the grades for its loan portfolio on a quarterly basis and computes the allowance for loan losses. Management believes this periodic review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general or specific reserve.

     The unallocated allowance for loan losses decreased slightly to $8.1 million at December 31, 1999 from $8.9 million at December 31, 1998. The decrease is primarily a result of the 17% increase in the total graded loans used in the allocation.

     The provision for loan losses increased to $11.7 million during 1999 from $6.5 million in 1998. General provisions were necessary as a result of the $3.9 million increase in charge-offs, the increase in the commercial loan portfolio and the increase in loans 30 to 89 days delinquent in 1999. In 1998, the provision for loan losses increased $2.1 million from $4.4 million in 1997. General provisions were necessary as a result of the growth in the commercial, residential real estate mortgages and installment loan balances and the 41% increase in non-accrual loans during 1998. Non-accrual loans are included in the "substandard" classification in the Company's risk rating methodology.

     There have been no changes in the Company's estimation methods since 1996.

Securities Available for Sale

     The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The portfolio is comprised principally of U.S. Government agency obligations, obligations collateralized by U.S. Government-sponsored agencies, mainly in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term in nature or indexed to variable rates. At December 31, 1999, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $122.9 million compared to $595.4 million at December 31, 1998.

     Investment securities available for sale totaled $206.5 million at December 31, 1999, a $395.0 million, or 66%, decrease from $601.4 million at December 31, 1998. This decrease reflects sales and maturities of low-yielding fixed-rate securities primarily to fund growth in higher-yielding portfolio loans. The investment securities portfolio constituted 4.8% of the Company's assets at year-end 1999, compared to 14.3% a year earlier.

     The following table summarizes the composition of the Company's investment securities portfolio at December 31, 1999, 1998 and 1997.

                                   Table 17
                    Securities Available For Sale Portfolio

-------------------------------------------------------------------------------------------
December 31
(In thousands)                                              1999        1998           1997
-------------------------------------------------------------------------------------------
U.S. Treasury and Government agency securities         $ 44,548      $ 15,334      $ 85,666
Commercial paper                                              -        89,851             -

Collateralized mortgage obligations                      65,903       356,075        94,390
Interest-only certificates                                   78           622         1,422
Mortgage-backed securities                               16,152       103,822       112,251

Municipal and other securities                            3,211         4,487         4,437
Equity securities and investment in FHLB                 76,567        31,238        28,073
                                                       --------      --------      --------
  Total securities available for sale                  $206,459      $601,429      $326,239
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------

  The maturity distribution of and average yield information for investment securities held as of December 31, 1999 is provided in the following table.


                                   Table 18
       Maturity Distribution of Securities Available for Sale Portfolio

------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999           Due Within            One to                 Five to                     After
(Dollars in thousands)       One Year           Five Years              Ten Years                  Ten Years            Total
------------------------------------------------------------------------------------------------------------------------------------
                       Estimated           Estimated              Estimated               Estimated              Estimated
                        Market     Avg.      Market      Avg.       Market       Avg.      Market        Avg.      Market      Avg.
                        Value     Yield      Value       Yield      Value       Yield       Value       Yield       Value     Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
 Government agency
 securities               $     -        -%    $   -         -%      $31,337      7.35%      $13,211     8.22%   $ 44,548     7.61%
Collateralized mortgage
 obligations /(2) (3)/          -        -         -         -             -         -        65,903     6.40      65,903     6.40
Mortgage-backed
 securities /(2) (3)/           -        -        33      8.20             -         -        16,119     6.89      16,152     6.86
Interest-only                  78        -         -         -             -         -             -        -          78        -
 certificates
Municipal and other
 securities (1)                40     9.57        96      9.54         1,348      7.31         1,727     7.97       3,211     7.76
Equity securities          76,567     7.77         -         -             -         -             -        -      76,567     7.77
                          -------     ----     -----     -----      --------    ------       -------   ------     -------   ------
 Total securities
  available for sale      $76,685     7.76%    $ 129      9.20%      $32,685      7.35%      $96,960     6.76%   $206,459     7.23%
                          =======     ====     =====     =====      ========    ======       =======   ======     =======   ======
----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
/(2)/  Collateral guaranteed by U.S. Government agencies.
/(3)/  All maturities beyond ten years have estimated average lives of less than
       5.6 years. The average yield presented represents the current yield on these securities.

Securities Held to Maturity

     At December 31, 1998, the Company had $70.1 million of securities held to maturity. In conjunction with the merger with D&N Financial, the securities held to maturity portfolio held by D&N Financial was reclassified to securities available for sale. At the time of the merger, the securities held to maturity were transferred to securities available for sale at amortized cost of $58.5 million with the unrealized gains and losses, net of income taxes, of $218,000 reported as a component of shareholders' equity. During 1999, $29.6 million of these securities were sold.

Liabilities
-----------

Deposits

     Total deposits, the Company's primary source of funding, decreased 1% to $2.61 billion at December 31, 1999, after increasing 19% a year earlier. The Company's core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts, money market accounts, Individual Retirement Accounts (IRAs) and retail certificates of deposit. At year-end 1999, core deposits totaled $2.13 billion, a 7% decrease when compared to $2.30 billion at year-end 1998.

                                   Table 19
     Maturity Distribution of Certificates of Deposit of $100,000 or More

--------------------------------------------------------------------------------
December 31
(In thousands)                                                              1999
--------------------------------------------------------------------------------
Three months or less                                                    $366,734
Over three months through six months                                     173,243
Over six months through twelve months                                     99,861
Over twelve months                                                        74,223
                                                                        --------
  Total                                                                 $714,061
                                                                        ========
--------------------------------------------------------------------------------

  The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 1999, these deposits totaled $72.7 million and $409.2 million, respectively, and represented 18% of total deposits on a combined basis. At December 31, 1998, brokered certificates of deposit totaled $34.7 million and municipal certificates of deposit totaled $304.8 million, representing 13% of total deposits on a combined basis.

Short-Term Borrowings

  Short-term borrowings decreased $39.7 million, or 41%, to $57.2 million at December 31, 1999, following a 53% decline to $96.9 million a year earlier. Included in short-term borrowings at year-end 1999 were federal funds purchased and treasury, tax and loan demand notes. The amount provided by these funding sources has declined over the past two years due to increases in short- and long-term FHLB advances and total deposits. See Note 10 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

  The Company's bank subsidiaries routinely utilize FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loan production and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the
total advances.   Total FHLB advances were $1.17 billion at December 31, 1999 compared to $986.6 million at December 31, 1998, representing a 19% increase. This increase was primarily attributable to the utilization of short-term FHLB advances to fund mortgage loan originations. See Note 11 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

  Long-term debt totaled $47.5 million and $52.2 million at December 31, 1999 and 1998, respectively. See Note 12 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital
--------

  Shareholders' equity increased slightly to $266.4 million at December 31, 1999, after increasing 16% to $265.9 million a year earlier. The increase in shareholders' equity during 1999 resulted primarily from net income after the merger integration and restructuring charge of $14.9 million being offset by $13.6 million in cash dividends to shareholders in 1999. The total cash dividend paid in 1999 represented a 48% increase over the amount declared in 1998, reflecting the increase in the shares outstanding that resulted from the merger with D&N Financial.

  On December 1, 1998, prior to the announcement of the Company's merger with D&N Financial, the Board of Directors formally rescinded the Company's stock repurchase program. On November 18, 1999, the Board of Directors approved a new plan allowing for the repurchase of up to 1,100,000 shares of the Company's outstanding common stock. Repurchases will be made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and will be funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions.

  The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 10.60% at December 31, 1999, compared to 10.55% a year ago. For further information regarding regulatory capital requirements, see Note 25 to the Consolidated Financial Statements.

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

  Short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, core deposit growth, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 1999, the Company's balance of certificates of deposit maturing within the next twelve months was $1.31 billion. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

  The parent company has two major funding sources to meet its liquidity requirements: dividends from its subsidiaries and access to the capital markets. On December 31, 1999, $158.2 million was available within the bank subsidiaries for payment of dividends to the parent company without prior regulatory approval, compared to $111.6 million at December 31, 1998. Also, at December 31, 1999, the parent company had interest-earning deposits of $21.8 million at Republic Bank to meet any liquidity requirements.

  As discussed in Item 1 of the Company's 1999 Annual Report on Form 10-K, Republic Bank and D&N Bank are subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

  At December 31, 1999, Republic Bank and D&N Bank had available $97.8 million in unused lines of credit with third parties for federal funds purchased and $203.1 million available in unused borrowings with the FHLB.

Forward-Looking Statements

     The sections that follow entitled "Market Risk Management" and "Impact of Year 2000" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of the Company's 1999 Annual Report on Form 10-K.

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

Interest Rate Risk Management
-----------------------------

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

  During 1999, short-term and long-term interest rates increased fairly significantly. The three-month treasury-bill increased 86 basis points from December 31, 1998 to December 31, 1999, while the 30-year treasury bond increased 139 basis points and the prime lending rate increased 75 basis points during 1999. As a result of these rate increases, the demand for residential loans decreased during 1999. Despite the increase in interest rates, commercial lending increased due to the successful sales efforts by our increased team of commercial lenders. Portfolio loan growth was funded primarily with short-term FHLB borrowings and the sale of low-yielding fixed rate securities. The Company was able to increase its net interest margin 24 basis points to 3.29% during 1999 because the Company improved the mix of its average earning assets to offset the increase in short-term and long-term borrowing costs.

  The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans in this balance are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to both closely match its liquidity needs as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 23 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to market risk during the period after the loans close but before they are sold to investors. To minimize this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

  The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

  Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 1999, the cumulative one-year gap was a negative 7.32% of total earning assets. At December 31, 1998, the cumulative one-year gap was a positive 8.86% of total earning assets.

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

  As of December 31, 1999, the earnings simulation model projects net interest income would decrease by 11% of base net interest income for 2000, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 11%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

                                   Table 20
                           Static Gap Analysis/(1)/

------------------------------------------------------------------------------------------------------------------------------------
                                                     Within            4 Months            1 to           5 Years
(Dollars in thousands)                              3 Months           to 1 Year          5 Years         or Over            Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
Interest-Earning Assets:
 Federal funds sold and other money market
  investments                                     $    9,338          $        -       $        -      $        -       $    9,338
 Mortgage loans held for sale                        459,059                   -                -               -          459,059
 Securities available for sale                        92,283              19,345           50,015          48,742          210,385
 Loans, net of unearned income                       937,242             623,306        1,328,569         484,308        3,373,425
                                                  ----------          ----------       ----------      ----------       ----------
  Total interest-earning assets                    1,497,922          $  642,651       $1,378,584      $  533,050       $4,052,207
                                                  ==========          ==========       ==========      ==========       ==========

Interest-Bearing Liabilities:
 Deposits:
  Savings and NOW accounts                        $        -          $        -       $  499,750      $  124,935       $  624,685
  Money market accounts                                    -              86,444           86,444               -          172,888
  Certificates of deposit:
   Under $100,000                                    272,852             401,760          201,675          18,139          894,426
   $100,000 or more                                  366,734             273,104           73,008           1,215          714,061
                                                  ----------          ----------       ----------      ----------       ----------
     Total certificates of deposit                   639,586             674,864          274,683          19,354        1,608,487
                                                  ----------          ----------       ----------      ----------       ----------
      Total interest-bearing deposits                639,586             761,308          860,877         144,289        2,406,060
 Short-term borrowings /(2)/                          57,243                   -                -               -           57,243
 FHLB advances                                       874,000             105,000          187,808           5,403        1,172,211
 Long-term debt                                            -                   -           47,500               -           47,500
                                                  ----------          ----------       ----------      ----------       ----------
  Total interest-bearing liabilities               1,570,829          $  866,308       $1,096,185      $  149,692       $3,683,014
                                                  ==========          ==========       ==========      ==========       ==========

Interest rate sensitivity gap                     $  (72,907)         $ (223,657)      $  282,399      $  383,358       $  369,193
As a percentage of total interest-earning assets       (1.80)%             (5.52)%           6.97%           9.46%            9.11%

Cumulative interest rate sensitivity gap          $  (72,907)         $ (296,564)      $  (14,165)     $  369,193
As a percentage of total interest-earning assets       (1.80)%             (7.32)%           (.35)%          9.11%
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Interest-Earning Assets:
 Federal funds sold and other money market
  investments                                     $   14,140          $        -       $        -      $        -       $   14,140
 Mortgage loans held for sale                        770,028                   -                -               -          770,028
 Securities available for sale                       177,833             104,199          268,146          51,251          601,429
 Securities held to maturity                               -                   -                -          70,124           70,124
 Loans, net of unearned income                       614,281             578,773        1,030,756         319,962        2,543,772
                                                  ----------          ----------       ----------      ----------       ----------
  Total interest-earning assets                   $1,576,282          $  682,972       $1,298,902      $  441,337       $3,999,493
                                                  ==========          ==========       ==========      ==========       ==========
Interest-Bearing Liabilities:
 Deposits:
  Savings and NOW accounts                        $        -          $        -       $  559,689      $  139,922       $  699,611
  Money market accounts                                    -             104,738          104,739               -          209,477
  Certificates of deposit:
   Under $100,000                                    354,854             442,337          182,592          19,519          999,302
   $100,000 or more                                  256,276             217,027           47,576               -          520,879
                                                  ----------          ----------       ----------      ----------       ----------
     Total certificates of deposit                   611,130             659,364          230,168          19,519        1,520,181
                                                  ----------          ----------       ----------      ----------       ----------
      Total interest-bearing deposits                611,130             764,102          894,596         159,441        2,429,269
 Short-term borrowings (2)                            96,938                   -                -               -           96,938
 FHLB advances                                       198,000             234,700          538,871          15,000          986,571
 Long-term debt                                            -                   -           47,500           4,694           52,194
                                                  ----------          ----------       ----------      ----------       ----------
  Total interest-bearing liabilities              $  906,068          $  998,802       $1,480,967      $  179,135       $3,564,972
                                                  ==========          ==========       ==========      ==========       ==========

Interest rate sensitivity gap                     $  670,214          $ (315,830)      $ (182,065)     $  262,202       $  434,521
As a percentage of total interest-earning assets       16.76%              (7.90)%          (4.55)%          6.56%           10.86%

Cumulative interest rate sensitivity gap          $  670,214          $  354,384       $  172,319      $  434,521
As a percentage of total interest-earning assets        16.76%              8.86%            4.31%          10.86%
----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.
/(2/) Includes federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

Impact of Interest Rate Fluctuations and Inflation on Earnings

     Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities may be adversely impacted. Significant increases in interest rates make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the Company's volume of loans originated may be reduced and the potential reduction in the related interest income and fee income may be much larger than would implied by a simple linear extrapolation of the results generated by the earnings simulation model. The Company's fair value of its mortgage servicing portfolio does increase, however, in a rising interest rate environment. Significant decreases in interest rates typically result in higher loan prepayment activity, which reduces interest income and causes the Company's mortgage servicing rights to decrease in value. However, a lower interest rate environment would enable more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, therefore resulting in higher mortgage loan production activity as well as interest income.

Impact of Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips could have recognized a date using "00" as the year 1900 rather than 2000. The Company did not experience any Year 2000 problems of significance. The total Year 2000 project cost for the Company was $830,000 and was funded through operating cash flows.


Accounting and Financial Reporting Developments

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                          1999                       1998
-------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                   $   74,423                 $   33,572
Interest-earning deposits with banks                           9,338                     14,140
                                                          ----------                 ----------
    Cash and cash equivalents                                 83,761                     47,712
Mortgage loans held for sale                                 459,059                    770,028
Securities available for sale                                206,459                    601,429
Securities held to maturity                                        -                     70,124
Loans, net of unearned income                              3,373,425                  2,543,772
Less allowance for loan losses                               (27,128)                   (21,446)
                                                          ----------                 ----------
    Net loans                                              3,346,297                  2,522,326
Premises and equipment                                        40,025                     37,185
Mortgage servicing rights                                     67,290                     64,267
Other assets                                                  98,724                    100,695
                                                          ----------                 ----------
    Total assets                                          $4,301,615                 $4,213,766
                                                          ==========                 ==========

Liabilities
Noninterest-bearing deposits                              $  206,990                 $  213,562
Interest bearing deposits:
  NOW accounts                                               110,393                    118,374
  Savings and money market accounts                          687,180                    790,714
  Certificates of deposit                                  1,608,487                  1,520,181
                                                          ----------                 ----------
    Total interest-bearing deposits                        2,406,060                  2,429,269
                                                          ----------                 ----------
       Total deposits                                      2,613,050                  2,642,831
Federal funds purchased, securities sold
  under agreements to repurchase and
  other short-term borrowings                                 57,243                     96,938
FHLB advances                                              1,172,211                    986,571
Accrued expenses and other liabilities                       115,356                    139,709
Long-term debt                                                47,500                     52,194
                                                          ----------                 ----------
    Total liabilities                                      4,005,360                  3,918,243

Minority interest                                              1,095                        927
Preferred stock of subsidiary                                 28,719                     28,719

Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
 and convertible; 5,000,000 shares authorized,
 none issued and outstanding                                       -                          -
Common stock, $5 par value; 75,000,000 shares
 authorized; 45,285,745 and 44,783,296 shares
 issued and outstanding in 1999 and 1998, respectively       226,429                    203,560
Capital surplus                                               39,163                     22,130
Retained earnings                                              3,401                     38,697
Accumulated other comprehensive income (loss)                 (2,552)                     1,490
                                                          ----------                 ----------
    Total shareholders' equity                               266,441                    265,877
                                                          ----------                 ----------

    Total liabilities and shareholders' equity            $4,301,615                 $4,213,766
                                                          ==========                 ==========
-------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

------------------------------------------------------------------------------------------------
Years Ended December 31
(Dollars in thousands, except per share data)                  1999       1998      1997
------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                                   $268,552   $247,314  $204,379
Interest on investment securities                              31,110     38,665    40,166
                                                             --------   --------  --------
 Total interest income                                        299,662    285,979   244,545
                                                             --------   --------  --------

Interest Expense
Interest on deposits:
 NOW accounts                                                   1,722      1,702     1,901
 Savings and money market accounts                             22,701     25,283    20,793
 Certificates of deposits                                      82,150     83,315    74,253
                                                             --------   --------  --------
  Total interest expense on deposits                          106,573    110,300    96,947
Federal funds purchased, securities sold under agreements
  to repurchase and other short-term borrowings                 3,462      6,984    11,752
Interest on FHLB advances                                      57,616     52,370    36,497
Interest on long-term debt                                      3,745      3,995     3,470
                                                             --------   --------  --------
 Total interest expense                                       171,396    173,649   148,666
                                                             --------   --------  --------
 Net interest income                                          128,266    112,330    95,879
Provision for loan losses                                      11,650      6,500     4,381
                                                             --------   --------  --------
 Net interest income after provision for loan losses          116,616    105,830    91,498
                                                             --------   --------  --------
Noninterest Income
Mortgage banking revenue                                      131,517    137,971    96,368
Service charges                                                 7,327      5,902     5,526
Investment securities gains (losses)                           (7,345)     2,525        42
Other noninterest income                                        6,232      4,863     9,499
                                                             --------   --------  --------
 Total noninterest income                                     137,731    151,261   111,435
                                                             --------   --------  --------
Noninterest Expense
Salaries and employee benefits                                 77,433     70,430    66,239
Mortgage loan commissions and other incentives                 48,362     56,297    29,767
Occupancy expense of premises                                  13,594     11,612    10,132
Equipment expense                                               7,809      7,192     6,148
Merger integration and restructuring                           31,521          -         -
Other noninterest expenses                                     47,249     49,258    38,679
                                                             --------   --------  --------
 Total noninterest expense                                    225,968    194,789   150,965
                                                             --------   --------  --------
Income before income taxes                                     28,379     62,302    51,968
Provision for income taxes                                     10,745     20,627    17,636
                                                             --------   --------  --------
Income before preferred stock dividends                        17,634     41,675    34,332
Dividends on preferred stock                                    2,723      2,723     1,218
                                                             --------   --------  --------
Net Income                                                   $ 14,911   $ 38,952  $ 33,114
                                                             ========   ========  ========

Basic earnings per share                                     $    .33   $    .88  $    .75
                                                             ========   ========  ========

Diluted earnings per share                                   $    .33   $    .86  $    .74
                                                             ========   ========  ========
------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                               Number of                                                                Other           Total
(In thousands, except per       Common       Common          Capital          Treasury   Retained   Comprehensive   Shareholders'
share data)                     Shares        Stock          Surplus            Stock    Earnings   Income (loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997      32,362     $161,812        $ 16,908         $  (226)    $ 30,647         $(1,205)      $207,936
Comprehensive Income:
  Net Income                                                                               33,114                         33,114
  Unrealized holding gains
    on securities, net of
    $1,014 income tax expense                                                                               1,938          1,938
  Reclassification
    adjustment for gains
    included in net income,
    net of $15
    income tax expense                                                                                        (27)           (27)
                                                                                                          -------       --------
  Net unrealized gains on
     securities, net of tax                                                                                 1,911          1,911
                                                                                                                        --------
  Comprehensive income                                                                                                    35,025
Cash dividends declared
    ($.27 per share)                                                                        (7,776)                        (7,776)
Awards of common shares under
  Restricted Stock Plan                                       (1,575)                                                     (1,575)
Amortization of restricted
  stock                                                          824                                                         824
10% common share dividend         3,199       15,994          17,652                      (33,669)                           (23)
Issuance of common shares:
  Through exercise of stock
    options                         289        1,446           1,311                                                       2,757
  Through exercise of stock
    warrants                         53          264             (70)                                                        194
  Through employee stock awards     138          690           1,196                                                       1,886
Tax benefit relating to
  exercise of stock options                                    1,123                                                       1,123
Reissuance of treasury shares                                 (1,640)          1,640                                           -
Repurchase of common shares        (624)      (3,121)         (5,085)         (2,995)                                    (11,201)
                               --------      -------        --------         -------     --------         -------       --------
Balances at December 31, 1997    35,417      177,085          30,644          (1,581)      22,316             706        229,170
Comprehensive Income:
  Net Income                                                                               38,952                         38,952
  Unrealized holding losses
    on securities, net of
    $461 income tax benefit                                                                                 2,425          2,425
  Reclassification adjustment
    for gains included in net
    income, net of $884
    income tax expense                                                                                     (1,641)        (1,641)
                                                                                                          -------       --------
  Net unrealized gains on
    securities, net of tax                                                                                    784            784
                                                                                                                        --------
  Comprehensive income                                                                                                    39,736
Cash dividends declared
 ($.29 per share)                                                                          (9,388)                        (9,388)
Awards of common shares
  under Restricted Stock Plan                                 (1,640)                                                     (1,640)
Amortization of restricted stock                                 979                                                         979
5 for 4 stock split               4,737       23,685         (10,538)                     (13,183)                           (36)
Issuance of common shares:
  Through exercise of stock
    options                         337        1,685           2,569                                                       4,254
  Through exercise of stock
    warrants                        135          673            (215)                                                        458
  Through employee stock awards     163          818           2,255                                                       3,073
Tax benefit relating to
  exercise of stock
  options and warrants and
  vesting of restricted stock                                    873                                                         873
Reissuance of treasury shares                                 (1,964)          1,964                                           -
Repurchase of common shares         (77)        (386)           (833)           (383)                                     (1,602)
                               --------      -------        --------         -------     --------         -------       --------
Balances at December 31, 1998    40,712      203,560          22,130               -       38,697           1,490        265,877
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Continued)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                        Number of                                                         Other           Total
(In thousands, except per share          Common        Common      Capital     Treasury   Retained   Comprehensive   Shareholders'
data)                                    Shares         Stock      Surplus      Stock     Earnings   Income (loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998            40,712      $203,560     $22,130           -    $ 38,697         $ 1,490        $265,877
Comprehensive Income:
  Net Income                                                                               14,911                          14,911
  Unrealized holding losses on
   securities, net of $4,747 income tax benefit                                                            (8,816)         (8,816)

  Reclassification adjustment for losses
   included in net income, net of $2,571
   income tax benefit                                                                                       4,774           4,774
                                                                                                             -------        ------
  Net unrealized losses on securities,
    net of tax                                                                                             (4,042)         (4,042)
                                                                                                                         --------
  Comprehensive income                                                                                                     10,869
Cash dividends declared ($.33 per share)                                                  (13,876)                        (13,876)
Awards of common share under
 Restricted Stock Plan                                               (545)                                                   (545)
Amortization of restricted stock                                    1,012                                                   1,012
10% common share dividend                 4,121        20,605      15,703                 (36,331)                            (23)
Issuance of common shares:
    Through exercise of stock options       470         2,347         564                                                   2,911
    Through exercise of stock warrants       30           152         (71)                                                     81
    Through employee stock awards           193           965       1,495                                                   2,460
Tax benefit relating to exercise
  of stock options and warrants and
  vesting of restricted stock                                         723                                                     723
Repurchase of common shares                (240)       (1,200)     (1,848)                                                 (3,048)
                                       --------      --------     -------      ------    --------         -------        --------
Balances at December 31, 1999            45,286      $226,429     $39,163           -    $  3,401         $(2,552)       $266,441
                                       ========      ========     =======      ------    ========         =======        ========

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                       1999          1998          1997
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                       $    14,911   $    38,952   $    33,114
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                        9,302         7,405         6,161
  Amortization and impairment of mortgage servicing rights            12,157        18,038         7,461
  Net gains on sale of mortgage servicing rights                     (37,158)      (37,779)      (29,398)
  Net losses (gains) on sale of securities available for sale          7,345        (2,525)          (42)
  Net gains on sale of loans                                          (3,883)       (5,602)       (4,568)
  Proceeds from sale of mortgage loans held for sale               4,643,117     5,620,400     3,429,156
  Origination of mortgage loans held for sale                     (4,332,148)   (5,743,164)   (3,573,299)
  Increase in other assets                                            (1,473)      (35,123)         (752)
  Increase (decrease) in other liabilities                           (24,353)       14,947        42,735
  Other, net                                                          (4,369)       (4,055)        2,063
                                                                 -----------   -----------   -----------
   Total adjustments                                                 268,537      (167,458)     (120,483)
                                                                 -----------   -----------   -----------
   Net cash (used in) provided by operating activities               283,448      (128,506)      (87,369)

Cash Flows From Investing Activities:
Proceeds from sale of mortgage servicing rights                       75,953        65,419        37,626
Additions to mortgage servicing rights                               (53,975)      (49,396)      (30,397)
Proceeds from sale of securities available for sale                  498,089       171,201       213,275
Proceeds from maturities/principal payments of
 securities available for sale                                       325,183       197,062        96,023
Proceeds from maturities/principal payments of
 securities held to maturity                                               -       231,353       202,066
Purchase of securities available for sale                           (251,959)     (345,122)     (218,509)
Purchase of securities held to maturity                             (121,561)     (259,044)     (184,903)
Proceeds from sale of loans                                          174,249       260,316       207,817
Net increase in loans made to customers                             (995,420)     (609,147)     (882,681)
Proceeds from sale of fixed assets                                        82           208         4,194
                                                                 -----------   -----------   -----------
   Net cash used in investing activities                            (349,359)     (337,150)     (555,489)

--------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

----------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                 1999        1998        1997
----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in total deposits                              $ (29,781)  $ 350,890   $ 294,349
Purchase of bank branch deposits                                    -      71,888           -
Sale of bank branch deposits                                        -           -     (52,136)
Net decrease in short-term borrowings                         (39,695)   (110,566)     28,136
Net increase in short-term FHLB advances                      549,000      12,000      87,000
Proceeds from long-term FHLB advances                          35,000     350,000     493,432
Payments on long-term FHLB advances                          (398,360)   (206,064)   (222,000)
Payments on long-term debt                                     (4,694)     (1,734)     (3,358)
Proceeds from issuance of senior debentures and
 subsidiary preferred stock, net of issuance costs                  -           -      28,689
Net proceeds from issuance of common shares                     5,452       7,785       4,837
Repurchase of common shares                                    (3,048)     (1,602)    (11,201)
Dividends paid                                                (11,914)     (9,394)     (7,628)
                                                            ---------   ---------   ---------
   Net cash provided by financing activities                  101,960     463,203     640,120
                                                            ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents           36,049      (2,453)     (2,738)
Cash and cash equivalents at beginning of year                 47,712      50,165      52,903
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year                    $  83,761   $  47,712   $  50,165
                                                            =========   =========   =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest                                                   $ 169,692   $ 172,294   $ 147,420
 Income taxes                                               $  13,607   $  13,482   $   8,180

Supplemental Schedule of Non-Cash Investing Activities:
 Portfolio loan charge-offs                                 $   7,400   $   3,519   $   2,791
 Securitization of loans into mortgage-backed securities    $       -   $  82,856   $  86,066
 Transfer of securities held to maturity to securities
  available for sale                                        $  58,476   $       -   $       -

---------------------------------------------------------------------------------------------

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has two primary lines of business: (1) commercial and retail banking and (2) mortgage banking. Financial products are offered to consumers and businesses through the 87 retail bank branches of its banking subsidiaries located in Michigan, Ohio and Indiana. The Company also maintains a nationwide mortgage banking network of 178 offices located in 22 states. In addition, the Company performs residential mortgage loan servicing for the benefit of others with responsibilities ranging from collecting and remitting loan payments to supervising foreclosure proceedings.

Principles of Consolidation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Republic Bancorp Inc.; its wholly-owned banking subsidiaries, Republic Bank (including its subsidiaries Republic Banc Mortgage Corporation and Market Street Mortgage Corporation) and D&N Bank (including its wholly-owned subsidiaries, D&N Capital Corporation and Quincy Investment Services, Inc.). Republic Banc Mortgage Corporation, including its division, Home Banc Mortgage Corporation, is a wholly-owned mortgage company subsidiary and Market Street Mortgage Corporation, including its division, Leader Financial, is an 80% majority-owned mortgage company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentations.

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

Securities Available for Sale

     The Company's investment securities classified as available for sale are stated at fair market value with unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Gains and losses on sales of securities are computed based on specific identification of the adjusted cost of each security and included in investment securities gains (losses).

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

Securities Held to Maturity

     The Company's investment securities classified as held to maturity are stated at amortized cost.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost basis of mortgage loans held for sale is adjusted by any gains or losses generated from corresponding forward commitments to sell the loans to investors in the secondary market. Such commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     Each element of the general allowance for December 31, 1999, 1998 and 1997 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 5%; Substandard - 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a product measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     The Company reviews each delinquent commercial loan on a bi-weekly basis and assigns a grade based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and installment loans are also reviewed in conjunction with the previously described review of any related commercial loan.

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

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for
Stock-Based Compensation.   As permitted by the Statement, the Company continues
to use the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25 when accounting for its employee stock compensation plans. Therefore, no compensation costs are charged against income for stock option grants. Accordingly, the Company is required to disclose pro forma net income and earnings per share information as if compensation expense had been recognized for stock options granted based on the fair value method prescribed by SFAS No. 123. See Note 16 to the Consolidated Financial Statements.

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

Note 2.  Acquisitions

     The Company completed the following acquisitions in the years indicated.

During 1998:

     In May 1998, the Company acquired certain assets and the mortgage origination network of World Class Mortgage Corporation of Naperville, Illinois. The mortgage operation has one office and operates as a loan production office of Republic Banc Mortgage Corporation. The purchase price of this acquisition was immaterial and was accounted for under the purchase method of accounting.

During 1999:

     On May 17, 1999, the Company merged with D&N Financial Corporation ("D&N Financial"), headquartered in Troy and Hancock, Michigan, whereby each share of D&N Financial common stock was converted into 1.82 shares of the Company's common stock. D&N Financial was a financial services holding company with approximately $2.0 billion in assets and $119.8 million in stockholders' equity at May 17, 1999. The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interests.

Notes to Consolidated Financial Statements

     The effect on the results of operations for the periods prior to the combination is as follows:

-----------------------------------------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                   March 31,      Year Ended December 31,
(In thousands)                                       1999           1998         1997
------------------------------------------------------------------------------------------------
                                                 (Unaudited)
Total Revenue:
 Republic Bancorp Inc.                            $ 72,291       $283,446       $221,367
 D&N Financial Corporation                          39,312        153,794        134,613
                                                  --------       --------       --------
  Total                                           $111,603       $437,240       $355,980
                                                  ========       ========       ========
Net Income:
 Republic Bancorp Inc.                            $  6,136       $ 22,890       $ 18,789
 D&N Financial Corporation                           4,019         16,062         14,325
                                                  --------       --------       --------
  Total                                           $ 10,155       $ 38,952       $ 33,114
                                                  ========       ========       ========
Basic earnings per share:/(1)/
 Republic Bancorp Inc.                            $    .23       $    .88       $    .73
 D&N Financial Corporation                             .43           1.75           1.58

Diluted earnings per share:/(1)/
 Republic Bancorp Inc.                            $    .23       $    .87       $    .72
 D&N Financial Corporation                             .42           1.69           1.53
------------------------------------------------------------------------------------------------

/(1)/ All per share amounts presented have been adjusted to reflect the issuance of stock dividends or splits effected in the form of stock dividends.

Note 3.  Merger Integration and Restructuring Charge

     Prior to the merger with D&N Financial Corporation on May 17, 1999, the Company formulated a merger integration and restructuring plan. In connection with this plan, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

     Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 125 full-time positions represents 14% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 1999, 51 positions had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees, and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 7 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

Notes to Consolidated Financial Statements

     The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 1999 and the reserve balance remaining at December 31, 1999:

-----------------------------------------------------------------------------------------------------------
                                                                     Initial       Amount         Reserve
(In thousands)                                                       Reserve      Utilized        Balance
-----------------------------------------------------------------------------------------------------------
Type of Costs:
 Severance and employee benefit accruals                             $10,446      $ 7,986         $2,460
 Professional fees                                                     5,133        4,963            170
 Branch closings and real estate transactions                          8,652        6,140          2,512
 Systems                                                               2,201           26          2,175
 Other                                                                 5,089        5,089              -
                                                                     -------      -------         ------
  Total merger integration and restructuring charge                  $31,521      $24,204         $7,317
                                                                     =======      =======         ======
 ----------------------------------------------------------------------------------------------------------

Note 4.  Securities Available for Sale

     Information regarding the Company's securities available for sale portfolio follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                           Gross              Gross          Estimated
                                                         Amortized       Unrealized         Unrealized         Fair
(In thousands)                                             Cost            Gains              Losses           Value
--------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
 U.S. Treasury and Government agency securities           $ 45,607           $    -             $1,059        $ 44,548
 Collateralized mortgage obligations                        68,150                -              2,247          65,903
 Interest-only certificates                                     78                -                  -              78
 Mortgage-backed securities                                 16,792                -                640          16,152
 Municipal and other securities                              3,196               34                 19           3,211
                                                          --------           ------             ------        --------
  Total debt securities                                    133,823               34              3,965         129,892
 Equity securities and investment in FHLB                   76,562                5                  -          76,567
                                                          --------           ------             ------        --------
  Total securities available for sale                     $210,385           $   39             $3,965        $206,459
                                                          ========           ======             ======        ========

December 31, 1998:
 U.S. Treasury and Government agency securities           $ 15,398           $    9             $   73        $ 15,334
 Commercial paper                                           89,851                -                  -          89,851
 Collateralized mortgage obligations                       354,948            1,342                215         356,075
 Interest-only certificates                                    155              467                  -             622
 Mortgage-backed securities                                102,859            1,028                 65         103,822
 Municipal and other securities                              4,291              196                  -           4,487
                                                          --------           ------             ------        --------
  Total debt securities                                    567,502            3,042                353         570,191
 Equity securities and investment in FHLB                   31,634                -                396          31,238
                                                          --------           ------             ------        --------
  Total securities available for sale                     $599,136           $3,042             $  749        $601,429
                                                          ========           ======             ======        ========
--------------------------------------------------------------------------------------------------------------------------

     The amortized cost and estimated market value of securities available for sale at December 31, 1999, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations are approximately 5.5 years. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

Notes to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                                   Due Within                    One to                     Five to
(Dollars in thousands)                               One Year                   Five Years                  Ten Years
----------------------------------------------------------------------------------------------------------------------------------
                                                             Estimated                     Estimated                  Estimated
                                               Amortized      Market        Amortized       Market      Amortized       Market
                                                 Cost          Value          Cost           Value        Cost          Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
 Government agency securities                 $     -        $     -           $  -          $  -       $32,155         $31,337
Collateralized mortgage obligations                 -              -              -             -             -               -
Mortgage-backed securities                         78             78             33            33             -               -
Municipal and other securities                     40             40             95            96         1,344           1,348
Equity securities                              76,562         76,567              -             -             -               -
                                              -------        -------           ----          ----       -------         -------
 Total securities available for sale          $76,680        $76,685           $128          $129       $33,499         $32,685
                                              =======        =======           ====          ====       =======         =======

----------------------------------------------------------------------------------------------------------------------------------

                                                            After
                                                          Ten Years                       Total
------------------------------------------------------------------------------------------------------------
                                                                  Estimated                    Estimated
                                                   Amortized       Market        Amortized      Market
                                                     Cost           Value          Cost          Value
                                                   ---------      ---------      ---------     ---------
U.S. Treasury and
 Government agency securities                      $ 13,452        $13,211        $ 45,607      $ 44,548
Collateralized mortgage obligations                  68,150         65,903          68,150        65,903
Mortgage-backed securities                           16,759         16,119          16,870        16,230
Municipal and other securities                        1,717          1,727           3,196         3,211
Equity securities                                         -              -          76,562        76,567
                                                  ---------       --------       ---------     ---------
 Total securities available for sale               $100,078        $96,960        $210,385      $206,459
                                                  =========       ========       =========     =========
------------------------------------------------------------------------------------------------------------

     Sales of investment securities resulted in the following realized gains and losses:

------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                       1999         1998           1997
------------------------------------------------------------------------------------------
Proceeds from sales                                $498,089      $171,201      $213,275
Realized gains (losses):
 Securities gains                                  $  2,420      $  3,220      $  1,285
 Securities losses                                   (9,765)         (695)       (1,243)
                                                   --------      --------      --------
  Net securities gains (losses)                    $ (7,345)     $  2,525      $     42
                                                   ========      ========      ========
------------------------------------------------------------------------------------------

     Securities with a carrying value of approximately $25.3 million and $117.9 million at December 31, 1999 and 1998, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Note 5.  Securities Held to Maturity

     Information regarding the Company's securities held to maturity follows:

-------------------------------------------------------------------------------------------------------
                                                                  Gross         Gross      Estimated
                                                   Amortized    Unrealized    Unrealized      Fair
                 (In thousands)                      Cost         Gains         Losses       Value
-------------------------------------------------------------------------------------------------------
December 31, 1998:
 U.S. Treasury and Government agency securities      $ 5,665        $167         $  -       $ 5,832
 Collateralized mortgage obligations                  35,781         422            8        36,195
                                                     -------        ----         ----       -------
  Total debt securities                               41,446         589            8        42,027
 Equity securities and investment in FHLB             28,678           -            -        28,678
                                                     -------        ----         ----       -------
  Total securities held to maturity                  $70,124        $589         $  8       $70,705
                                                     =======        ====         ====       =======
-------------------------------------------------------------------------------------------------------

     In conjunction with the merger with D&N Financial, the securities held to maturity portfolio held by D&N Financial was reclassified to securities available for sale. At the time of the merger, the securities held to maturity were transferred to securities available for sale at amortized cost of $58.5 million with the unrealized gains, net of income taxes, of $218,000 reported as a component of shareholders' equity. During 1999, $29.6 million of these securities were sold.

Notes to Consolidated Financial Statements

Note 6.  Loans

     Information regarding the Company's loan portfolio follows:

--------------------------------------------------------------------------------
December 31
(In thousands)                                          1999            1998
--------------------------------------------------------------------------------
Commercial:
 Commercial and industrial                         $   88,370       $   83,089
 Real estate construction                             149,480          112,588
 Commercial real estate mortgages                     650,642          437,014
                                                   ----------       ----------
  Total commercial loans                              888,492          632,691
Residential real estate mortgages                   1,773,795        1,295,484
Installment loans                                     711,138          615,597
                                                   ----------       ----------
  Total loans, net of unearned income              $3,373,425       $2,543,772
                                                   ==========       ==========
--------------------------------------------------------------------------------

     A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 1999, approximately 72% of outstanding portfolio loans were concentrated in Michigan and 15% in Ohio. At December 31, 1999, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Note 7.  Allowance for Loan Losses and Impaired Loans

     An analysis of changes in the allowance for loan losses follows:

-------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                           1999           1998          1997
-------------------------------------------------------------------------------------------------
Balance at beginning of year                           $21,446        $17,883      $15,751
Loans charged off                                       (7,400)        (3,519)      (2,791)
Recoveries on loans previously charged off               1,432            582          542
                                                       -------        -------      -------
 Net loans charged off                                  (5,968)        (2,937)      (2,249)
Provision for loan losses                               11,650          6,500        4,381
                                                       -------        -------      -------
Balance at end of year                                 $27,128        $21,446      $17,883
                                                       =======        =======      =======

Amount of balance at end of year:
 Related to impaired loans                             $     -        $ 1,145      $   145
 Related to all other loans                            $27,128        $20,301      $17,738
----------------------------------------------------------------------------------------------------------

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

Notes to Consolidated Financial Statements

     The following impaired loans were included in non-performing loans, which totaled $17.5 million and $20.0 million at December 31, 1999 and 1998, respectively:

-------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                         1999        1998        1997
-------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans for the year            $4,378      $6,368      $2,969

Gross recorded investment in impaired loans (year-end)                $4,651      $6,141      $1,705
 Impaired loans requiring a specific allowance                             -       3,541         145
 Impairment allowance                                                      -       1,145         145

Interest income recognized on impaired loans                          $  249      $   18      $   74
-------------------------------------------------------------------------------------------------------

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


Note 8.  Mortgage Servicing Rights

     Activity related to the Company's mortgage servicing rights is as follows:

-----------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                  1999       1998       1997
-----------------------------------------------------------------------------------------------
Balance at beginning of year                                  $ 64,267   $ 60,549   $45,841
Additions                                                       53,975     49,396    30,397
Sales                                                          (38,795)   (27,640)   (8,228)
Amortization expense                                           (12,245)   (16,046)   (6,970)
Impairment reserve                                                  88     (1,992)     (491)
                                                              --------   --------   -------
Balance at end of year                                        $ 67,290   $ 64,267   $60,549
                                                              ========   ========   =======

Estimated fair value at end of year                           $ 70,783   $ 64,342   $61,963
                                                              ========   ========   =======
-----------------------------------------------------------------------------------------------

Mortgage Servicing Activity

     Mortgage loans secured principally by single-family residential properties are originated and sold to investors without recourse. The Company retains the servicing rights to certain loans sold. As a loan servicer, the Company is responsible for collecting and remitting monthly principal and interest payments, performing certain escrow services and conducting other duties related to the administration of the loans within the servicing portfolio. The Company's mortgage servicing portfolio totaled $3.1 billion at December 31, 1999 and consisted of approximately 40,000 loans. At December 31, 1998, the mortgage servicing portfolio was $3.5 billion and consisted of approximately 44,000 loans.

     At December 31, 1999 and 1998, the Company was responsible for $69.1 million and $137.5 million, respectively, of escrow funds on behalf of mortgagors. Escrow funds are generally held in custody at Republic Bank and D&N Bank and are included in noninterest-bearing deposits on the consolidated balance sheets.

Notes to Consolidated Financial Statements

Note 9.  Premises and Equipment

  Premises and equipment consisted of the following:

--------------------------------------------------------------------------------
December 31
(In thousands)                                           1999          1998
--------------------------------------------------------------------------------
Land                                                  $  4,062       $  3,874
Furniture, fixtures and equipment                       54,181         46,210
Buildings and improvements                              30,810         31,003
                                                      --------       --------
                                                        89,053         81,087
Less accumulated amortization and depreciation         (49,028)       (43,902)
                                                      --------       --------
 Premises and equipment                               $ 40,025       $ 37,185
                                                      ========       ========
--------------------------------------------------------------------------------

     The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 1999, 1998 and 1997 totaled $9.9 million, $8.3 million and $6.6 million, respectively.

     As of December 31, 1999, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

---------------------------------------------------------------------
                                                        Operating
Year Ending                                           Lease Payments
---------------------------------------------------------------------
2000                                                        $ 7,130
2001                                                          5,661
2002                                                          4,026
2003                                                          2,716
2004                                                          1,671
2005 and thereafter                                           6,807
                                                            -------
  Total minimum lease payments required                     $28,011
                                                            =======
---------------------------------------------------------------------

Note 10.  Short-Term Borrowings

  Short-term borrowings were as follows:

-------------------------------------------------------------------------------------------------------------
                                                   Average                         Average          Maximum
                                     Ending         Rate           Average          Rate           Month-End
(Dollars in thousands)              Balance       At Year-End      Balance       During Year        Balance
-------------------------------------------------------------------------------------------------------------
December 31, 1999
Federal funds purchased             $54,700          5.87%         $ 61,320         5.41%            $ 75,600
Other short-term borrowings           2,543          5.16             1,838         5.06                5,353
                                    -------          ----          --------         ----             --------
 Total short-term borrowings        $57,243          5.84%         $ 63,158         5.40%            $ 80,953
                                    =======          ====          ========         ====             ========
-------------------------------------------------------------------------------------------------------------

December 31, 1998
Federal funds purchased             $73,285          5.30%         $ 35,990         5.57%            $115,285
Securities sold under agreements
 to repurchase                       18,153          5.50            85,499         5.58              168,487
Other short-term borrowings           5,500          4.29             3,077         5.03                8,000
                                    -------          ----          --------         ----             --------
 Total short-term borrowings        $96,938          5.28%         $124,566         5.57%            $291,772
                                    =======          ====          ========         ====             ========
-------------------------------------------------------------------------------------------------------------

     Federal funds purchased mature within one day following the transaction date and securities sold under agreements to repurchase generally mature within ninety days from the transaction date. At December 31, 1999, the Company's bank subsidiaries had $97.8 million of unused lines of credit available with third parties for federal funds purchased. Other short-term borrowings at December 31, 1999 and 1998 were comprised of treasury, tax and loan demand notes.

Notes to Consolidated Financial Statements

Note 11. FHLB Advances

     FHLB advances outstanding as of December 31, 1999 and 1998 are presented below. Classifications are based on original maturities.

--------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                         1999                          1998
--------------------------------------------------------------------------------------------
                                                    Average                      Average
                                     Ending         Rate at        Ending        Rate at
                                    Balance        Year-End        Balance       Year-End
--------------------------------------------------------------------------------------------
Short-term FHLB advances           $  757,000        5.52%       $208,000            5.01%
Long-term FHLB advances               415,211        5.69         778,571            5.75
                                   ----------        ----        --------          ------
  Total FHLB advances              $1,172,211        5.58%       $986,571            5.59%
                                   ==========        ====        ========          ======

     Republic Bank and D&N Bank routinely borrow short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans or investment securities with an aggregate book value equal to at least 150% of the advances. Republic Bank and D&N Bank had $50.0 million and $153.1 million, respectively, available in unused borrowings with the Federal Home Loan Bank at December 31, 1999.

     The principal maturities of long-term FHLB advances outstanding at December 31, 1999 are as follows:

--------------------------------------------------------------------------
(In thousands)                                                    Amount
--------------------------------------------------------------------------
2000                                                             $192,000
2001                                                              172,808
2002                                                               30,000
2003                                                                5,000
2004                                                                    -
2005 and thereafter                                                15,403
                                                                 --------
 Total                                                           $415,211
                                                                 ========

--------------------------------------------------------------------------

Note 12.  Long-Term Debt

     Obligations with original maturities of more than one year consisted of the following:

--------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                                      1999             1998
---------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001                                          $25,000           $25,000
6.75% Senior Debentures due 2001                                            9,000             9,000
6.95% Senior Debentures due 2003                                           13,500            13,500
7.27% Collateralized Mortgage Obligation                                        -             4,694
                                                                          -------           -------
 Total long-term debt                                                     $47,500           $52,194
                                                                          =======           =======
---------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

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

7.27% Collateralized Mortgage Obligation
     The collateralized mortgage obligation ("CMO") was issued through a special purpose finance subsidiary of D&N Financial Corporation established in 1986. The CMO was secured by mortgage-backed securities with unpaid principal balances of $5.2 million at December 31, 1998. During 1999, the CMO was repaid from operating funds and the special purpose finance subsidiary was dissolved.

     The principal maturities of long-term debt outstanding at December 31, 1999 are as follows:

---------------------------------------------------------------------------
(In thousands)                                                      Amount
---------------------------------------------------------------------------
2000                                                                $     -
2001                                                                 34,000
2002                                                                      -
2003                                                                 13,500
2004 and thereafter                                                       -
                                                                    -------
 Total                                                              $47,500
                                                                    =======
---------------------------------------------------------------------------

Note 13.  Preferred Stock of Subsidiary

     D&N Capital Corporation, a subsidiary of D&N Bank, is a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and is a Real Estate Investment Trust. D&N Bank owns all shares of common stock of D&N Capital Corporation. On July 17, 1997, D&N Capital Corporation sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share. The Series A preferred shares are generally not redeemable prior to July 21, 2002. On or after July 21, 2002, the Series A preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share. The preferred shares are treated as Tier 1 Capital by the Company and are traded on The Nasdaq Stock Market under the symbol DNFCP. During both 1999 and 1998, D&N Capital Corporation declared and paid preferred dividends totaling $2.72 million.

Note 14.  Shareholders' Equity

     On November 18, 1999 the Board of Directors declared a 10% stock dividend distributed on January 7, 2000 to shareholders of record December 3, 1999. On July 17, 1998, the Board of Directors declared a 5 for 4 stock split (in the form of a stock dividend) distributed on September 11, 1998 to shareholders of record on August 14, 1998. On September 21, 1997, the Board of Directors declared a 10% stock dividend distributed on December 5, 1997 to shareholders of record on November 7, 1997.

     The Company repurchased 240,000, 77,250, and 624,100 shares of common stock in 1999, 1998 and 1997, respectively.

     On November 18, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company's outstanding common shares.

Notes to Consolidated Financial Statements

Note 15. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands, except per share data)            1999/(1)/     1998/(1)/     1997/(1)/
----------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:

  Net income                                           $    14,911   $    38,952   $    33,114
                                                       ===========   ===========   ===========

Denominator:
 Denominator for basic earnings per share-
  weighted-average shares                               45,158,358    44,277,783    43,890,245

  Effect of dilutive securities:
   Employee stock options                                  556,732       930,776       848,586
   Warrants                                                 44,702       107,949       229,987
                                                       -----------   -----------   -----------
     Dilutive potential common shares                      601,434     1,038,725     1,078,573

 Denominator for diluted earnings per share-
  adjusted weighted-average shares for
  assumed conversions                                   45,759,792    45,316,508    44,968,818
                                                       ===========   ===========   ===========

Basic earnings per share                               $       .33   $       .88   $       .75
                                                       ===========   ===========   ===========

Diluted earnings per share                             $       .33   $       .86   $       .74
                                                       ===========   ===========   ===========
----------------------------------------------------------------------------------------------

/(1)/ Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Note 16.  Stock-Based Compensation

   The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company's accounting policies relating to stock-based compensation.

Stock Options

   The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was adopted effective February 19, 1998, authorizes the issuance of up to 1,375,000 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 1,375,000 options to purchase common shares under the 1998 Stock Option Plan, up to 1,100,000 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also adopted effective February 19, 1998. Options are exercisable according to a four year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 1999 and 1998, options available for future grant under the 1998 Stock Option Plan totaled 278,263 and 1,157,121, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 457,281 and 577,954 at December 31, 1999 and 1998, respectively. At December 31, 1997, options available for future grant under the 1997 Stock Option Plan totaled 823,253. D&N Bank previously had stock option plans authorizing the issuance of up to 2,430,428 options to purchase common shares. Options are generally exercisable according to a two year vesting period from the date of grant. The term on any option does not exceed ten years from the date of grant. At the merger consummation date of May 17, 1999, 1,475,732 issued options, adjusted for the exchange, remained outstanding under the plans. At December 31, 1999, there were no options available for future grant as the D&N Bank plans were discontinued upon consummation of the merger with the Company.

Notes to Consolidated Financial Statements

   The following table presents stock option activity for the years indicated:

-------------------------------------------------------------------------------------------------------

Year Ended December 31                      1999                   1998                   1997
-------------------------------------------------------------------------------------------------------
                                                Weighted-              Weighted-              Weighted-
                                                 Average                Average                Average
                                    Number of   Exercise   Number of   Exercise   Number of   Exercise
                                     Options      Price     Options      Price     Options      Price
-------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    2,602,656    $ 8.09   2,600,338     $ 6.08   2,467,652      $4.28
 Granted                            1,234,167     11.16     625,535      13.50     833,818       9.33
 Exercised                           (516,452)     5.66    (604,632)      5.00    (633,058)      3.87
 Canceled                             (72,309)    12.08     (18,585)     11.31     (68,074)      6.13
                                    ---------    ------   ---------     ------   ---------      -----
Outstanding at end of year          3,248,062    $ 9.56   2,602,656     $ 8.09   2,600,338      $6.08
                                    =========    ======   =========     ======   =========      =====
-------------------------------------------------------------------------------------------------------

   Additional information regarding stock options outstanding and exercisable at December 31, 1999 is provided in the following table:

------------------------------------------------------------------------

                                    Options Outstanding and Exercisable
                                   -------------------------------------
                                                   Weighted
                                                   Average     Weighted
                                                  Remaining    Average
                                                 Contractual   Exercise
Range of Exercise Prices               Shares    Life (Years)   Price
------------------------------------------------------------------------
 $ 2.19    -    $ 3.55                 344,389        3.0       $ 3.08
 $ 3.80    -    $ 6.02                 353,151        5.5         5.47
 $ 6.35    -    $ 8.17                 356,111        6.6         7.68
 $ 8.51    -    $10.71                 466,192        8.2         9.55
 $11.02    -    $11.36                 997,054        9.2        11.23
 $11.48    -    $12.74                 330,616        8.2        12.37
 $13.73    -    $15.57                 400,549        8.2        13.93
------------------------------------------------------------------------

 $ 2.19    -    $15.57               3,248,062        7.5       $ 9.56
========================================================================

Voluntary Management Stock Accumulation Program

   Under the Voluntary Management Stock Accumulation Program, which was adopted by the Company on February 19, 1998, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 137,500 common shares per year for sale as program shares, subject to an overall maximum of 550,000 shares while the Program is in effect. Consequently, an annual maximum of 275,000 common shares is authorized for tandem stock options (subject to an overall maximum of 1,100,000 stock option shares). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years form the date of grant. At December 31, 1999, common shares and tandem stock options available for future grant totaled 342,476 and 684,952, respectively. At December 31, 1998, common shares and tandem stock options available for future grant totaled 478,549 and 957,098, respectively.

Notes to Consolidated Financial Statements

Stock Warrants

    The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants granted are immediately exercisable and have maximum contractual lives of ten years. In 1999, 34,650 warrants were issued, compared to 26,812 warrants in 1998 and 27,225 warrants in 1997. At December 31, 1999, 175,883 warrants were outstanding with exercise prices ranging from $2.29 to $15.41.

Incentive Stock Plan

    The Company's Incentive Stock Plan authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 1999, the maximum number of authorized shares allowed for grant totaled 2,264,287. Restriction periods for these shares exist for a period of three or four years, depending on whether the shares were issued before or after January 16, 1997. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 1999 and 1998, 320,375 and 392,838 common shares have been awarded and are still subject to restrictions under the incentive stock plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $838,000 in 1999, $982,000 in 1998 and $632,000 in 1997. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 1999, 49,331 restricted shares were issued, compared to 119,080 in 1998 and 174,472 in 1997. The weighted average grant-date fair value of restricted shares issued in 1999 was $11.26.

Pro Forma Disclosures

    For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model: an expected volatility factor of 25.8%; an expected dividend yield of 4.02%; a risk-free interest rate of 5.00%; and an expected life of the option of 4.4 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 1999, 1998 and 1997 was $2.14, $2.74 and $2.01, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

-------------------------------------------------------------------------------
Year Ended December 31
(In thousands, except per share data)               1999      1998      1997
-------------------------------------------------------------------------------
Net income (as reported)                         $14,911   $38,952   $33,114
Net income (pro forma)                            13,146    37,173    31,911

Basic earnings per share (as reported)           $   .33   $   .88   $   .75
Basic earnings per share (pro forma)                 .29       .84       .73

Diluted earnings per share (as reported)         $   .33   $   .86   $   .74
Diluted earnings per share (pro forma)               .29       .82       .71
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 17.  Employee Benefit Plans

   The Company maintains a 401(k) plan for its employees. The employer contributions to the plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 1999, 1998 and 1997 totaled $2.3 million, $2.4 million, and $1.9 million, respectively.

Note 18.  Other Noninterest Expense

   The three largest components of other noninterest expense were as follows:

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                             1999         1998          1997
--------------------------------------------------------------------------------
Voice and data communications            $6,188       $4,828        $4,190
Computer fees                             5,684        5,062         4,274
Advertising                               2,811        4,221         3,047
--------------------------------------------------------------------------------

Note 19.  Income Taxes

   The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 1999, 1998, and 1997 are as follows.

--------------------------------------------------------------------------------

(In thousands)                              1999         1998         1997
--------------------------------------------------------------------------------
Current income tax expense               $19,083      $16,833      $11,540
Deferred income tax expense (benefit)     (8,338)       3,794        6,096
                                         -------      -------      -------
  Total income tax expense               $10,745      $20,627      $17,636
                                         =======      =======      =======
--------------------------------------------------------------------------------

   A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

------------------------------------------------------------------------------------------------------------

(In thousands)                                                    1999                        1998
------------------------------------------------------------------------------------------------------------
                                                                Deferred                    Deferred
                                                            Asset      Liability        Asset      Liability
------------------------------------------------------------------------------------------------------------
Merger integration and restructuring charge accrual       $ 5,569        $     -      $     -        $     -
Allowance for loan losses                                   8,937              -        6,773              -
Mortgage servicing rights amortization                        449              -          454              -
Originated mortgage servicing rights                            -         10,357            -          9,850
Deferred loan origination fees and costs, net                   -          5,174            -          4,724
Impairment reserve for mortgage servicing rights              660              -          691              -
Deferred compensation contributions                         1,802              -        1,145              -
Restricted stock amortization                                 605              -          575              -
Depreciation/amortization                                       -            500            -            629
Stock dividends on FHLB stock                                   -          2,230            -          2,032
Purchase accounting adjustment amortization                     -             60            -            101
Unrealized loss on securities available for sale              893              -          128              -
Loan mark-to-market adjustment                              1,044              -        1,851              -
Other temporary differences                                 1,366            312          432          1,124
                                                          -------        -------      -------        -------
  Total deferred taxes                                    $21,325        $18,633      $12,049        $18,460
                                                          =======        =======      =======        =======
------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

   Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

------------------------------------------------------------------------------------------------

Year ended December 31
(Dollars in thousands)                          1999              1998               1997
------------------------------------------------------------------------------------------------
                                          Amount    Rate    Amount     Rate    Amount     Rate
------------------------------------------------------------------------------------------------
Statutory tax rate                       $ 8,980    35.0%   $20,853     35.0%   $17,763    35.0%
Amortization of goodwill                      87      .3         88       .1         87      .2
Net tax exempt interest income              (142)    (.6)      (200)     (.3)      (251)    (.5)
Merger integration and
  restructuring charge                     1,550     6.1          -        -          -       -
Other, net                                   270     1.1       (114)     (.2)        37      .1
                                         -------    ----    -------    -----   --------   -----
    Provision for income taxes           $10,745    41.9%   $20,627     34.6%   $17,636    34.8%
                                         =======    ====    =======    =====   ========   =====
------------------------------------------------------------------------------------------------

Note 20.  Contingencies

   The Company and its subsidiaries are subject to certain legal actions and proceedings in the normal course of business. Management believes that the aggregate liability, if any, resulting from such actions would not have a material adverse affect on the Company's financial condition.

   D&N Bank is a plaintiff, along with approximately 120 other institutions, in a currently pending claim in the United States Court of Federal Claims seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act's mandatory phase-out of the regulatory capital treatment of supervisory goodwill. The ultimate outcome of this matter as it relates to D&N cannot be determined at this time.

Note 21.  Transactions With Related Parties

   Republic Bank and D&N Bank have, in the normal course of business, made loans to certain directors and officers and to organizations in which certain directors and officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

Note 22.  Segment Information

   The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; home equity lending; and the deposit-gathering function. Deposits and loan products are offered through the 87 retail branch offices of Republic Bank and D&N Bank, which are staffed by personal bankers and loan originators. The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing. Mortgage loan production is conducted by Republic Banc Mortgage and Market Street Mortgage. The majority of the Company's mortgage loan servicing is performed by Market Street Mortgage Corporation. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Business segment performance is determined based on the Company's management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods.

Notes to Consolidated Financial Statements

   The Company's internal management reporting system allocates interest income and interest expense items by matching the earning asset with the related funding source. In addition, Republic Bank provides funding to its mortgage banking subsidiaries by granting operating lines of credit and lines of credit to fund mortgage loans held for sale. The commercial and retail banking segment receives interest income on these lines of credit by charging interest rates based on LIBOR and prime lending rates. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. Expenses supporting more than one business segment are allocated to each segment based on the number of employees dedicated to the segment's operations.

   The following table presents the financial results of each business segment for the last three years.

------------------------------------------------------------------------------------------------------------------------------
                                    Commercial and
                                    Retail Banking                       Mortgage Banking                Consolidated
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                1999/(1)/       1998       1997   1999/(1)/      1998      1997   1999/(1)/      1998       1997
------------------------------------------------------------------------------------------------------------------------------
Interest income                $261,940   $241,812   $219,423   $ 37,722   $ 44,167   $25,122   $299,662   $285,979   $244,545
Interest expense                140,016    134,869    125,806     31,380     38,780    22,860    171,396    173,649    148,666
                               --------   --------   --------   --------   --------   -------   --------   --------   --------
Net interest income/(2)/        121,924    106,943     93,617      6,342      5,387     2,262    128,266    112,330     95,879
Provision for loan losses         6,650      6,500      4,381          -          -         -      6,650      6,500      4,381
Noninterest income/(3)/          13,766     13,290     15,067    131,517    137,971    96,368    145,283    151,261    111,435
Noninterest expense/(2)/         70,253     67,145     60,053    124,194    127,644    90,912    194,447    194,789    150,965
                               --------   --------   --------   --------   --------   -------   --------   --------   --------
Operating income
    before taxes               $ 58,787   $ 46,588   $ 44,250   $ 13,665   $ 15,714   $ 7,718   $ 72,452   $ 62,302   $ 51,968
                               ========   ========   ========   ========   ========   =======   ========   ========   ========

Preferred stock dividend       $  2,723   $  2,723   $  1,218   $      -   $      -   $     -   $  2,723   $  2,723   $  1,218

Income taxes                   $ 19,797   $ 15,186   $ 14,954   $  4,824   $  5,441   $ 2,682   $ 24,621   $ 20,627   $ 17,636
Depreciation and
   amortization                $  6,015   $  4,234   $  3,384   $ 15,443   $ 21,452   $10,239   $ 21,458   $ 25,686   $ 13,623
Capital expenditures           $  5,323   $ 10,039   $  4,164   $  4,715   $  4,910   $ 2,660   $ 10,038   $ 14,949   $  6,824
Identifiable assets
   (in millions)               $  3,727   $  3,328   $  3,074   $    575   $    886   $   614   $  4,302   $  4,214   $  3,688
Efficiency ratio                  51.85%     57.04%     57.63%     90.09%     89.04%    92.17%     71.14%     74.61%     74.43%
------------------------------------------------------------------------------------------------------------------------------

(1) Amounts for 1999 exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation as discussed in Note 3, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.
(2) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions.
(3) Noninterest income for the commercial and retail banking segment in 1997 includes a gain of $4.4 million on the sale of bank branches and deposits.

Note 23.  Off-Balance Sheet Transactions

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

Notes to Consolidated Financial Statements

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

   At December 31, 1999, the Company had outstanding $373.2 million of commitments to fund residential real estate loan applications with agreed-upon rates, including $114.3 million of portfolio residential mortgage loans.

   At December 31, 1999, the Company had outstanding mandatory forward commitments to sell $603.0 million of residential mortgage loans, of which $374.4 million covered the mortgage loans held for sale balance and $228.6 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2000 without producing any material gains or losses. At December 31, 1999, the mortgage loans held for sale balance included $84.7 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $60.7 million, or 72%, of these loans were loans that had been committed for bulk sale to third parties prior to year-end or were floating rate residential construction loans.

   At December 31, 1998, outstanding forward commitments to sell mortgage loans totaled $937.3 million, of which $719.3 million covered the mortgage loans held for sale balance and $218.0 million related to commitments to fund residential real estate loan applications with agreed-upon rates.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

   The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 1999 and 1998:

-------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                                      1999           1998
-------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk:
  Commitments to fund residential real estate loans                             $665,154       $918,501
  Commitments to fund commercial real estate loans                               245,660        125,992
  Other unused commitments to extend credit                                      179,572        156,570
  Standby letters of credit                                                        7,570          5,251
  Loans sold with recourse                                                           790            921

Financial instruments subject to interest rate risk:
  Residential real estate loan applications with agreed-upon rates              $373,170       $338,473
  Forward commitments to sell residential real estate mortgage loans             603,003        937,282
-------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 24.  Estimated Fair Value of Financial Instruments

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

Securities Available for Sale and Held to Maturity:

   The fair value of securities available for sale and held to maturity are estimated based on quoted market prices or dealer quotes.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:

   Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 1999 and 1998.

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

Notes to Consolidated Financial Statements

Off-Balance Sheet Financial Instruments:

   The Company's off-balance sheet financial instruments are detailed in Note 23 in the Notes to Consolidated Financial Statements. The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans. Additionally, the Company's forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 1999 and 1998 were not material.

   The following table presents the estimated fair values of the Company's financial instruments:

---------------------------------------------------------------------------------------------
                                                         1999                    1998
December 31                                     Carrying      Fair      Carrying      Fair
(In thousands)                                    Value       Value       Value       Value
---------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   83,761  $   83,761  $   47,712  $   47,712
Mortgage loans held for sale                      459,059     462,043     770,028     775,740
Securities available for sale                     206,459     206,459     601,429     601,429
Securities held to maturity                             -           -      70,124      70,703
Loans, net of the allowance for loan losses     3,346,297   3,304,434   2,522,326   2,571,473

Liabilities:
Noninterest-bearing deposits                      206,990     206,990     213,562     213,562
NOW, savings and money market accounts            797,573     797,573     909,088     909,088
Certificates of deposit maturing in:
 Six months or less                               333,060     333,156     846,208     850,341
 Over six months to one year                      160,571     160,045     425,005     428,762
 Over one year to three years                     335,263     336,009     191,626     195,707
 Over three years                                 779,593     782,512      57,342      60,444
                                               ----------  ----------  ----------  ----------
  Total deposits                                2,613,050   2,616,285   2,642,831   2,657,904
Federal funds purchased and securities sold
 under agreements to repurchase and other
 short-term borrowings                             57,243      57,243      96,938      96,938
FHLB advances                                   1,172,211   1,168,693     986,571     993,114
Long-term debt                                     47,500      47,495      52,194      54,772
---------------------------------------------------------------------------------------------

Note 25.  Regulatory Matters

   The Company's banking subsidiaries are required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 1999 and 1998, these reserves totaled $4.2 million and $7.0 million, respectively.

   The principal source of cash flows for the parent company is dividends from Republic Bank and D&N Bank. The banking regulatory agencies limit the amount of dividends these state chartered financial institutions may declare to the parent company in any calendar year. On December 31, 1999, $158.2 million was available for payment of dividends.

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

Notes to Consolidated Financial Statements

   Management believes, as of December 31, 1999, that the Company met all capital adequacy requirements to which it is subject. In addition, the bank subsidiary had regulatory capital ratios in excess of the levels established for well capitalized institutions.

   As of December 31, 1999, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

   Presented in the table below are the capital amounts and ratios for the Company and each of its banking subsidiaries, Republic Bank and D&N Bank at December 31, 1999, along with a comparison to the year-end capital amounts and ratios established by the regulators.

----------------------------------------------------------------------------------------------------------

(Dollars in thousands)                            Actual        Adequately Capitalized    Well Capitalized
----------------------------------------------------------------------------------------------------------
                                             Amount    Ratio     Amount        Ratio      Amount    Ratio
----------------------------------------------------------------------------------------------------------
As of December 31, 1999
Total capital
 (to risk weighted assets)/(1)/:
  Consolidated                               $308,852    10.60%    $233,049      8.00%    $291,311   10.00%
  Republic Bank                               198,641    11.49      138,248      8.00      172,810   10.00
  D&N Bank                                    142,881    11.87       96,259      8.00      120,324   10.00

Tier 1 capital
 (to risk weighted assets)/(1)/:
  Consolidated                               $281,724     9.67%    $116,525      4.00%    $174,787    6.00%
  Republic Bank                               186,060    10.77       69,124      4.00      103,686    6.00
  D&N Bank                                    128,335    10.67       48,129      4.00       72,194    6.00

Tier 1 capital
 (to average assets)/(1)/:
  Consolidated                               $281,724     6.59%    $128,168      3.00%    $213,613    5.00%
  Republic Bank                               186,060     7.36       75,878      3.00      126,463    5.00
  D&N Bank                                    128,335     6.95       55,358      3.00       92,263    5.00
----------------------------------------------------------------------------------------------------------

As of December 31, 1998
Total capital
 (to risk weighted assets)/(1)/:
  Consolidated                               $287,694    10.55%    $218,217      8.00%    $272,772   10.00%
  Republic Bank                               174,900    12.00      116,638      8.00      145,797   10.00
  D&N Bank                                    139,380    10.94      101,933      8.00      127,416   10.00

Tier 1 capital
 (to risk weighted assets)/(1)/:
  Consolidated                               $267,393     9.80%    $109,109      4.00%    $163,663    6.00%
  Republic Bank                               161,949    11.11       58,319      4.00       87,479    6.00
  D&N Bank                                    129,530    10.17       50,966      4.00       76,450    6.00

Tier 1 capital
 (to average assets)/(1)/:
  Consolidated                               $267,393     6.54%    $122,689      3.00%    $204,482    5.00%
  Republic Bank                               161,949     7.02       69,166      3.00       61,149    5.00
  D&N Bank                                    129,530     6.53       59,477      3.00       99,128    5.00
----------------------------------------------------------------------------------------------------------

(1) As defined in the regulations

Notes to Consolidated Financial Statements

Note 26.  Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

-------------------------------------------------------------------------------------------------------------
Parent Company Only Balance Sheets
December 31 (In thousands)                                                               1999            1998
-------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                              $    372        $    835
Interest earning deposits                                                              21,813          27,987
                                                                                     --------        --------
 Cash and cash equivalents                                                             22,185          28,822
Investment in subsidiaries                                                            299,147         286,107
Notes and advances receivable from subsidiaries                                         2,485           6,259
Furniture and equipment                                                                   202             196
Other assets                                                                            9,175           5,996
                                                                                     --------        --------
  Total assets                                                                       $333,194        $327,380
                                                                                     ========        ========

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities                                               $ 19,253        $ 14,003
Long-term debt                                                                         47,500          47,500
                                                                                     --------        --------
  Total liabilities                                                                    66,753          61,503
Total shareholders' equity                                                            266,441         265,877
                                                                                     --------        --------
  Total liabilities and shareholders' equity                                         $333,194        $327,380
                                                                                     ========        ========
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Parent Company Only Income Statements
Year Ended December 31 (In thousands)                                    1999            1998            1997
-------------------------------------------------------------------------------------------------------------
Interest income                                                      $    864        $  1,732        $  2,772
Dividends from subsidiaries                                             8,000             612          13,646
Other income                                                            1,288               -               -
                                                                     --------        --------        --------
  Total income                                                         10,152           2,344          16,418
Interest expense                                                        3,435           3,435           3,739
Salaries and employee benefits                                          5,601           4,816           4,315
Merger integration and restructuring                                    6,620               -               -
Other expenses                                                            643           3,301           2,105
                                                                     --------        --------        --------
  Total expenses                                                       16,299          11,552          10,159
                                                                     --------        --------        --------
Income (loss)  before income taxes and
 excess (deficiency) of undistributed earnings of
 subsidiaries over dividends                                           (6,147)         (9,208)          6,259
Income tax credits                                                     (4,186)         (3,270)         (2,532)
                                                                     --------        --------        --------
Income (loss) before excess (deficiency) of
 undistributed earnings of subsidiaries over dividends                 (1,961)         (5,938)          8,791
Excess of undistributed earnings of
 subsidiaries over dividends                                           16,872          44,890          24,323
                                                                     --------        --------        --------
Net income                                                           $ 14,911        $ 38,952        $ 33,114
                                                                     ========        ========        ========
-------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------
Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)                         1999       1998       1997
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                                 $ 14,911   $ 38,952   $ 33,114
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                  562        573        557
  Excess of undistributed earnings of
   subsidiaries over dividends                               (16,872)   (44,890)   (24,323)
  Increase in other assets                                    (2,649)    (1,719)      (382)
  Increase in other liabilities                                3,756      4,039      2,708
  Other, net                                                    (546)    (1,117)       109
                                                            --------   --------   --------
   Total adjustments                                         (15,749)   (43,114)   (21,331)
                                                            --------   --------   --------
     Net cash (used in) provided by operating activities        (838)    (4,162)    11,783

Cash Flows from Investing Activities:
 Capital investment in subsidiaries                                -          -       (430)
 Equipment expenditures                                          (63)      (115)       (74)
 Decrease in notes and advances receivable
  from subsidiaries                                            3,774        411     38,003
                                                            --------   --------   --------
     Net cash provided by investing activities                 3,711        296     37,499

Cash Flows from Financing Activities:
 Net proceeds from issuance of common shares through
  exercise of stock options and stock warrants                 5,452      7,785      4,837
 Repurchase of common shares                                  (3,048)    (1,602)   (11,201)
 Dividends paid on common shares                             (11,914)    (9,394)    (7,628)
 Net decrease in short-term borrowings                             -          -     (1,875)
 Issuance of senior debentures, net of issuance costs              -          -        (30)
                                                            --------   --------   --------
  Net cash used in financing activities                       (9,510)    (3,211)   (15,897)
                                                            --------   --------   --------

Net increase (decrease) in cash and cash equivalents          (6,637)    (7,077)    33,385
Cash and cash equivalents at beginning of year                28,822     35,899      2,514
                                                            --------   --------   --------
Cash and cash equivalents at end of year                    $ 22,185   $ 28,822   $ 35,899
                                                            ========   ========   ========
------------------------------------------------------------------------------------------

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

   The 1999 financial statements have been audited by Ernst & Young LLP, independent auditors, and their report follows.

   The Audit Committee of the Board of Directors is composed of outside directors who meet with management, internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting and internal controls. The internal auditors, independent auditors and regulatory examiners have direct access to the Audit Committee.



/s/ Dana M. Cluckey                 /s/ Thomas F. Menacher
----------------------------        ----------------------------
Dana M. Cluckey, CPA                Thomas F. Menacher, CPA
President and Chief Executive       Executive Vice President, Treasurer and
Officer                             Chief Financial Officer

Independent Auditors' Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheet of Republic Bancorp Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

We previously audited and reported on the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows of Republic Bancorp Inc. and subsidiaries for the each of the two years in the period ended December 31, 1998 prior to their restatement for the 1999 pooling of interests as described in Note 2. The contribution of Republic Bancorp Inc. to total assets, revenues, and net income represented 52%, 75% and 59% of the 1998 restated totals and the contribution to revenue and net income represented 72% and 57% of the 1997 restated totals. Financial statements of the other pooled company included in the 1998 and 1997 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, after restatement for the 1999 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in the notes to the consolidated financial statements.


/s/ Ernst & Young LLP

Detroit, Michigan
January 14, 2000

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 1999 and 1998:

---------------------------------------------------------------------------------------------------------
                                                                                                     Full
(Dollars in thousands, except per share data)         1Q          2Q             3Q         4Q       Year
---------------------------------------------------------------------------------------------------------
1999

Earnings Summary
  Interest income                                $71,017   $  71,034        $76,342    $81,269   $299,662
  Interest expense                                42,133      40,425         42,537     46,301    171,396
  Net interest income                             28,884      30,609         33,805     34,968    128,266
  Provision for loan losses                        1,525       6,575/(1)/     1,575      1,975     11,650
  Mortgage banking revenue                        37,137      37,118         30,054     27,208    131,517
  Investment securities gains (losses)               649      (7,237)/(1)/       10       (767)    (7,345)
  Other non-interest income                        2,800       2,961          3,286      4,512     13,559
  Non-interest expense                            51,580      82,168/(1)/    45,694     46,526    225,968
  Income (loss) before taxes                      16,365     (25,292)/(1)/   19,886     17,420     28,379
  Net income (loss)                               10,155     (18,508)/(1)/   12,455     10,809     14,911

Per Common Share
  Basic earnings                                 $   .23   $    (.40)       $   .28    $   .24       $.33
  Diluted earnings                                   .22        (.40)           .27        .24        .33
  Cash dividends declared                            .08         .08            .08        .09        .33
---------------------------------------------------------------------------------------------------------
1998

Earnings Summary
  Interest income                                $68,422   $  70,845        $72,456    $74,256   $285,979
  Interest expense                                42,015      42,680         44,412     44,542    173,649
  Net interest income                             26,407      28,165         28,044     29,714    112,330
  Provision for loan losses                        1,750       2,050          1,400      1,300      6,500
  Mortgage banking revenue                        29,120      33,558         36,524     38,769    137,971
  Investment securities gains (losses)               (98)        (46)         1,283      1,386      2,525
  Other non-interest income                        3,285       2,776          3,128      1,576     10,765
  Non-interest expense                            41,817      46,903         50,874     55,195    194,789
  Income before taxes                             15,147      15,500         16,705     14,950     62,302
  Net income                                       9,306       9,882         10,314      9,450     38,952

Per Common Share
  Basic earnings                                 $   .21   $     .22        $   .24    $   .21       $.88
  Diluted earnings                                   .21         .21            .23        .21        .86
  Cash dividends declared                            .07         .07            .07        .08        .29
---------------------------------------------------------------------------------------------------------

/(1)/ Amounts include the impact of one-time pre-tax charges related to the merger with D&N Financial Corporation, consisting of $31.5 million ($22.0 million after tax) one-time merger integration and restructuring charges, a $7.6 million ($4.9 million after tax) loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million ($3.3 million after tax) provision for loan losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There is no information required by this Item relating to a change in accountants.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The information set forth under the caption "Board of Directors" of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

   The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the captions "Compensation Committee Report" and "Summary Compensation Table" of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Stock Ownership" of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

       The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

       (3)(a)/(4)(a)     Second Restated Articles of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated May
                         17, 1999 filed with the Securities and Exchange
                         Commission on or about May 28, 1999 (file no. 0-
                         15734)).

       (3)(b)/(4)(b)     Bylaws, as amended, of the Company (incorporated by
                         reference to Exhibit 3.2 of the registrant's Current
                         Report on Form 8-K dated may 17, 1999 filed with the Securities and Exchange Commission on or about May 28,
                         1999 (file no. 0-15734)).

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

       (10)(c) First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999.*

       (10)(d) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

       (10)(e) First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998.*

       (10)(f) Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999.*

       (10)(g) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

       (10)(h) Incentive Stock Plan, as Amended, of the Company dated February 19, 1998.*

       (10)(i) Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999.*

       (10)(j) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

       (10)(k) First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999.*

       (10)(l) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

       (10)(m) Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999.*

       (10)(n) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

       (10)(o) D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

       (10)(p) D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

       (11) No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

       (12) No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

       (21)              Subsidiaries of the Company.*

       (23)(a)           Consent of independent auditors, Ernst & Young LLP.*

       (23)(b)           Consent of independent auditors,
                         PricewaterhouseCoopers, LLP.*

       (24)              Powers of Attorney.*

       (27)              Financial Data Schedule.*

       (99)              Report of independent auditors, PricewaterhouseCoopers
                         LLP.*

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

       (10)(c) First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999.*

       (10)(d) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

       (10)(e) First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998.*

       (10)(f) Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999.*

       (10)(g) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

       (10)(h) Incentive Stock Plan, as Amended, of the Company dated February 19, 1998.*

       (10)(i) Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999.*

       (10)(j) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

       (10)(k) First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999.*

       (10)(l) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

       (10)(m) Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999.*

       (10)(n) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

       (10)(o) D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

       (10)(p) D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2000.

                                   REPUBLIC BANCORP INC.


                                   By:           /s/ Dana M. Cluckey
                                      ------------------------------------------
                                                   Dana M. Cluckey
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 17th day of March 2000.

          Signature                       Title                           Date
          ---------                       -----                           ----
     /s/ Dana M Clukey        President and Chief Executive Officer   March 17, 2000
-------------------------
      Dana M. Cluckey


    /s/ Thomas F Menacher     Executive Vice President, Treasurer     March 17, 2000
--------------------------
     Thomas F. Menacher       and Chief Financial Officer
                              (Principal Financial Officer and
                              Principal Accounting Officer)

DIRECTORS *
Jerry D. Campbell     Richard J. Cramer Sr.  John J. Lennon     Kenneth D. Seaton
Joseph C. Bromley     George A. Eastman      Sam H. McGoun      B. Thomas M. Smith Jr.
George J. Butvilas    Howard J. Hulsman      Kelly E. Miller    George B. Smith
Mary P. Cauley        Gary Hurand            Joe D. Pentecost   Jeoffrey K. Stross
Steven Coleman        Dennis J. Ibold        Randolph P. Piper  Peter Van Pelt
Bruce L. Cook         Stanley A. Jacobson    Isaac J. Powell    Steven E. Zack

* By: /s/ Thomas F. Menacher
     ------------------------------
         Attorney in Fact

                                  EXHIBIT INDEX



          (10)(c) First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999

          (10)(e) First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998

          (10)(f) Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999

          (10)(h) Incentive Stock Plan, as Amended, of the Company dated February 19, 1998

          (10)(i) Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999

          (10)(k) First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999

          (10)(m) Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999

          (21)      Subsidiaries of the Company

          (23)(a)   Consent of Ernst & Young LLP

          (23)(b)   Consent of PricewaterhouseCoopers LLP

          (24)      Powers of Attorney

          (27)      Financial Data Schedule

          (99)      Report of Independent Auditors', PricewaterhouseCoopers LLP