Form 10-Q
period 2000-03-31
REPUBLIC BANCORP INC
filed 2000-05-15
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2000            COMMISSION FILE NUMBER 0-15734


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

Common Stock Outstanding as of April 30, 2000:

Common Stock, $5 Par Value .........................   45,079,927 Shares

                                      INDEX

PART I            FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)


                  Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999 .............................................................          3

                  Consolidated Statements of Income for the Three
                  Months Ended March 31, 2000 and 1999...............................................          4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999...............................................          5

                  Notes to Consolidated Financial Statements.........................................        6 - 8

      Item 2.     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition......................................       9 - 19


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..................................................................         20

      Item 2.     Changes in Securities..............................................................         20

      Item 4.     Submission of Matters to a Vote of Security Holders................................         20

      Item 6.     Exhibits and Reports on Form 8-K...................................................         20

SIGNATURE............................................................................................         21

EXHIBIT..............................................................................................         22

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                 March 31,         December 31,
(Dollars in thousands)                                             2000               1999
----------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...............................      $    71,687       $    83,761
Mortgage loans held for sale ............................          430,497           459,059
Securities available for sale (amortized cost of
   $209,677 and $210,385, respectively) .................          205,491           206,459
Loans ...................................................        3,535,549         3,373,425
   Less allowance for loan losses .......................          (27,951)          (27,128)
                                                               -----------       -----------
Net loans ...............................................        3,507,598         3,346,297
                                                               -----------       -----------
Premises and equipment, net of depreciation .............           39,085            40,025
Mortgage servicing rights ...............................           60,450            67,290
Other assets ............................................           93,103            98,724
                                                               -----------       -----------
     Total assets .......................................      $ 4,407,911       $ 4,301,615
                                                               ===========       ===========

LIABILITIES
Noninterest-bearing deposits ............................      $   208,565       $   206,990
Interest-bearing deposits ...............................        2,374,822         2,406,060
                                                               -----------       -----------
     Total deposits .....................................        2,583,387         2,613,050
Federal funds purchased, securities sold under agreements
       to repurchase and other short-term borrowings ....           64,103            57,243
FHLB advances ...........................................        1,282,154         1,172,211
Accrued expenses and other liabilities ..................          129,015           115,356
Long-term debt ..........................................           47,500            47,500
                                                               -----------       -----------
     Total liabilities ..................................        4,106,159         4,005,360

Minority interest .......................................              883             1,095
Preferred stock of subsidiary ...........................           28,719            28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ..........................               --                --
Common stock, $5 par value, 75,000,000 shares
   authorized; 45,135,000 and 45,285,745 shares
   issued and outstanding, respectively .................          225,675           226,429
Capital surplus .........................................           38,340            39,163
Retained earnings .......................................           10,856             3,401
Accumulated other comprehensive loss ....................           (2,721)           (2,552)
                                                               -----------       -----------
     Total shareholders' equity .........................          272,150           266,441
                                                               -----------       -----------
     Total liabilities and shareholders' equity .........      $ 4,407,911       $ 4,301,615
                                                               ===========       ===========



See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                          Three Months Ended
                                                               March 31,
(In thousands, except per share data)                      2000         1999
-----------------------------------------------------------------------------
INTEREST INCOME:
Loans, including fees .............................      $76,480      $60,631
Investment securities .............................        3,758       10,386
                                                         -------      -------
       Total interest income ......................       80,238       71,017
                                                         -------      -------

INTEREST EXPENSE:
Deposits ..........................................       27,819       27,453
Short-term borrowings .............................        1,095        1,267
FHLB advances .....................................       17,754       12,436
Long-term debt ....................................          859          977
                                                         -------      -------
       Total interest expense .....................       47,527       42,133
                                                         -------      -------
Net interest income ...............................       32,711       28,884
Provision for loan losses .........................        1,600        1,525
                                                         -------      -------
Net interest income after provision for loan losses       31,111       27,359
                                                         -------      -------

NONINTEREST INCOME:
Service charges ...................................        1,779        1,704
Mortgage loan production and servicing revenue ....       18,699       24,898
Gain on sale of securities ........................          107          649
Other noninterest income ..........................          913        1,096
                                                         -------      -------
       Total noninterest income ...................       21,498       28,347
                                                         -------      -------

NONINTEREST EXPENSE:
Salaries and employee benefits ....................       19,822       21,603
Occupancy expense of premises .....................        3,535        3,336
Equipment expense .................................        2,253        1,783
Other noninterest expense .........................        9,183       12,619
                                                         -------      -------
       Total noninterest expense ..................       34,793       39,341
                                                         -------      -------
Income before income taxes ........................       17,816       16,365
Provision for income taxes ........................        5,843        5,529
                                                         -------      -------
Income before preferred stock dividends ...........       11,973       10,836
Preferred stock dividends .........................          681          681
                                                         -------      -------
NET INCOME ........................................      $11,292      $10,155
                                                         =======      =======


Basic earnings per share ..........................      $   .25      $   .23
                                                         =======      =======

Diluted earnings per share ........................      $   .25      $   .22
                                                         =======      =======

Average common shares outstanding - diluted .......       45,578       45,604
                                                         =======      =======

Cash dividends declared per common share ..........      $  .085      $  .082
                                                         =======      =======




See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Three Months Ended March 31  (In thousands)                                            2000              1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................      $    11,292       $    10,155
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization .........................................            2,356               991
     Amortization and impairment of mortgage servicing rights ..............            1,762             4,485
     Net gains on sale of mortgage servicing rights ........................           (8,181)           (9,897)
     Net gains on sale of securities available for sale ....................             (107)             (649)
     Net gains on sale of loans ............................................             (124)             (451)
     Proceeds from sale of mortgage loans held for sale ....................          768,375         1,426,421
     Origination of mortgage loans held for sale ...........................         (739,813)       (1,238,015)
     (Increase) decrease in other assets ...................................            7,339            (4,051)
     Increase (decrease) in other liabilities ..............................           13,446            (3,113)
     Other, net ............................................................           (2,694)            1,510
                                                                                  -----------       -----------
       Total adjustments ...................................................           42,359           177,231
                                                                                  -----------       -----------
       Net cash provided by operating activities ...........................           53,651           187,386
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights ............................           22,179            16,583
Additions to mortgage servicing rights .....................................          (10,064)          (12,377)
Proceeds from sale of securities available for sale ........................            1,328            41,613
Proceeds from maturities/principal payments of securities
 available for sale.........................................................            3,138           208,681
Purchase of securities available for sale ..................................           (3,759)         (165,450)
Purchase of securities held to maturity ....................................               --          (111,575)
Proceeds from sale of loans ................................................           44,344            41,964
Net increase in loans made to customers ....................................         (206,203)          (81,060)
Proceeds from sale of fixed assets .........................................            1,673                50
                                                                                  -----------       -----------
     Net cash used in investing activities .................................         (147,364)          (61,571)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in total deposits ..................................          (29,663)            8,478
Net increase in short-term borrowings ......................................            6,860            33,764
Net decrease in short-term FHLB advances ...................................         (148,000)         (143,000)
Proceeds from long-term FHLB advances ......................................          375,000            60,000
Payments on long-term FHLB advances ........................................         (117,057)          (62,560)
Payments on long-term debt .................................................               --              (372)
Net proceeds from issuance of common shares ................................            1,298             2,822
Repurchase of common shares ................................................           (2,927)           (1,598)
Dividends paid .............................................................           (3,872)           (2,367)
                                                                                  -----------       -----------
           Net cash provided by (used in) financing activities .............           81,639          (104,833)
                                                                                  -----------       -----------

Net (decrease) increase in cash and cash equivalents .......................          (12,074)           20,982
Cash and cash equivalents at beginning of period ...........................           83,761            47,712
                                                                                  -----------       -----------
Cash and cash equivalents at end of period .................................      $    71,687       $    68,694
                                                                                  ===========       ===========


See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and statement of cash flows required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in prior periods have been reclassified to conform to the current year's presentation. The primary reclassification from the prior year is the deduction of mortgage loan commission expense against mortgage loan production and servicing revenue.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc. and its wholly-owned banking subsidiaries, Republic Bank (including its subsidiaries Republic Banc Mortgage Corporation and Market Street Mortgage Corporation) and D&N Bank (including its wholly-owned subsidiaries D&N Capital Corporation and Quincy Investment Services, Inc.). Republic Banc Mortgage Corporation, including its division, Home Banc Mortgage Corporation, is a wholly-owned mortgage company subsidiary and Market Street Mortgage Corporation is an 80% majority-owned mortgage company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - MERGER INTEGRATION AND RESTRUCTURING CHARGE

In connection with the merger of D&N Financial Corporation on May 17, 1999, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges in the second quarter of 1999. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 125 full-time positions represents 14% of the combined workforce of Republic Bank and D&N Bank. As of March 31, 2000, 85 positions had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 7 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in the second quarter of 1999 and the reserve balance remaining at March 31, 2000:

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Initial        Amount         Reserve
(In thousands)                                                       Reserve        Utilized       Balance
----------------------------------------------------------------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit accruals                        $  10,446        $  8,549        $ 1,897
   Professional fees                                                  5,133           5,069             64
   Branch closings and real estate transactions                       8,652           6,140          2,512
   Systems                                                            2,201              68          2,133
   Other                                                              5,089           5,089             --
                                                                  ---------        --------        -------
     Total merger integration and restructuring charge            $  31,521        $ 24,915        $ 6,606
                                                                  =========        ========        =======


------------------------------------------------------------------------------


NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31, include:


(In thousands)                         2000         1999
-------------------------------------------------------------
Cash paid during the period for:
     Interest ..................      $45,973      $40,388
     Income taxes ..............      $ 2,500      $ 1,058

Non-cash investing activities:
     Loan charge-offs ..........      $ 1,101      $   958


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

(Dollars in thousands, except per share data)                         2000             1999
-------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ...........................................      $    11,292      $    10,155

Denominator for basic earnings per share-
   weighted-average shares ................................       45,216,228       44,897,636

  Effect of dilutive securities:
     Employee stock options ...............................          115,195          656,131
     Warrants .............................................          246,712           50,542
                                                                 -----------      -----------
         Dilutive potential common shares .................          361,907          706,673
                                                                 -----------      -----------

Denominator for diluted earnings per share-
   adjusted weighted-average shares for assumed conversions       45,578,135       45,604,309
                                                                 ===========      ===========

Basic earnings per share ..................................      $       .25      $       .23
                                                                 ===========      ===========

Diluted earnings per share ................................      $       .25      $       .22
                                                                 ===========      ===========

NOTE 6 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

------------------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                    March 31,
(In thousands)                                                  2000            1999
------------------------------------------------------------------------------------------------
Net income .............................................      $ 11,292       $ 10,155

Unrealized holding losses on securities, net of tax           $    (99)      $ (1,409)
Reclassification adjustment for gains included
     in net income, net of tax .........................           (70)          (422)
                                                              --------       --------
         Net unrealized losses on securities, net
              of tax....................................          (169)        (1,831)
                                                              --------       --------
Comprehensive income ...................................      $ 11,123       $  8,324
                                                              ========       ========

------------------------------------------------------------------------------------------------

NOTE 7 - SEGMENT INFORMATION

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

The following table presents the financial results of each business segment for the three months ended March 31, 2000 and 1999.

                                        COMMERCIAL AND
                                        RETAIL BANKING                    MORTGAGE BANKING                      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED,                THREE MONTHS ENDED,                  THREE MONTHS ENDED,
                                  MARCH 31,      MARCH 31,             MARCH 31,    MARCH 31,               MARCH 31,     MARCH 31,
(IN THOUSANDS)                      2000           1999                 2000          1999                   2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                  $  71,688       $  60,659           $  8,550       $  10,358               $ 80,238      $ 71,017
Interest expense                    39,732          33,143              7,795           8,990                 47,527        42,133
                                 ---------       ---------           --------       ---------               --------      --------
Net interest income(1)              31,956          27,516                755           1,368                 32,711        28,884
Provision for loan losses            1,600           1,525                  -               -                  1,600         1,525
Noninterest income                   2,799           3,449             18,699          24,898                 21,498        28,347
Noninterest expense                 16,589          17,701             18,204          21,640                 34,793        39,341
                                 ---------       ---------           --------       ---------               --------      --------
  Income before taxes            $  16,566       $  11,739           $  1,250       $   4,626               $ 17,816       $16,365
                                 =========       =========           ========       =========               ========       =======

Preferred stock dividend         $     681       $     681           $      -       $       -               $    681      $    681
Income taxes                     $   5,405       $   3,888           $    438       $   1,641               $  5,843      $  5,529
Depreciation and amortization    $   1,354       $      86           $  2,764       $   5,390               $  4,118      $  5,476
Capital expenditures             $     192       $   2,176           $  2,997       $     950               $  3,189      $  3,126
Identifiable assets
 (in millions)                   $   3,855       $   3,344           $    553       $     770               $  4,408      $  4,114
Efficiency ratio                     47.88%          58.39%             93.57%          82.39%                 64.31%        69.53%

-----------------------------------------------------------------------------------------------------------------------------------

(1) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred to fund loan production and servicing acquisitions.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income of $11.3 million for the quarter ended March 31, 2000, an increase of 11% over the $10.2 million reported in the first quarter of 1999. Fully diluted earnings per share for the first quarter of 2000 were $0.25, up 11% from $0.22 a year ago. Return on average shareholders' equity was 16.75% and return on average assets was 1.05% for the quarter, compared to 15.04% and 1.00%, respectively, in 1999.


RESULTS OF OPERATIONS

MORTGAGE BANKING
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $851 million in single-family residential mortgage loans in the first quarter of 2000 compared to $1.3 billion closed in the same period a year ago. The decrease in origination volumes in 2000 was primarily the result of a continued increasing interest rate environment in the first quarter, which resulted in a lower level of refinance activity. Refinances totaled $105 million for the first quarter of 2000, representing 12% of total closings, compared to $587 million, or 43% of total closings in the first quarter of 1999. The Company's mortgage loan pipeline of applications in process was $1.1 billion at March 31, 2000.

The following table summarizes the Company's income from mortgage banking activities:


                                                                                    Three Months Ended
                                                                                         March 31,
(In thousands)                                                                      2000              1999
-------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue (1)...................................         $14,722           $ 24,283
Net mortgage loan servicing revenue(2).................................           2,877                615
Gain on sale of bulk servicing.........................................           1,100                  -
                                                                                -------           --------
      Total mortgage banking revenue...................................         $18,699           $ 24,898
                                                                                =======           ========

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold, net of commissions paid to loan originators.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

For the three months ended March 31, 2000, mortgage banking revenue decreased $6.2 million, or 25%, to $18.7 million from $24.9 million a year earlier, primarily as the result of a decrease in mortgage loan production revenue. Mortgage loan production revenue decreased 39% as a result of the decrease in mortgage loan closing volume discussed above. The decrease in mortgage loan production revenue was partially offset by an increase in net mortgage loan servicing revenue and gain on sale of bulk servicing.

Net mortgage loan servicing revenue was $2.9 million for the quarter ended March 30, 2000 compared to $615,000 for the first quarter of 1999. The increase was primarily the result of a decrease of $2.7 million in amortization expense of mortgage servicing rights.

The increase in net mortgage loan servicing revenue was offset slightly by a decrease in the average loans serviced. Loans serviced for others averaged $3.0 billion for the first quarter of 2000, compared to $3.6 billion during the first quarter of 1999.

Amortization of mortgage servicing rights totaled $1.8 million for the first quarter of 2000 compared to $4.5 million for the same quarter last year. The decrease in amortization expense was a result of the decline in residential mortgage loan refinance activity in the first quarter of 2000 and a corresponding decline in mortgage prepayments compared to the first quarter of 1999.

The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of March 31, 2000, had recorded $2.1 million in impairment reserves, a decrease of $340,000 from December 31, 1999. The impairment reserves were reduced as a result of the bulk sale of mortgage servicing rights during the first quarter of 2000.

The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In the first quarter of 2000, bulk sales of mortgage servicing rights for loans with principal balances of $361 million, resulted in a gain of $1.1 million. The Company did not have any bulk sales of mortgage servicing rights in the first quarter of 1999.

COMMERCIAL AND RETAIL BANKING

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
The following discussion should be read in conjunction with Table I on the following page, which provides detailed analysis of the components impacting net interest income for the three months ended March 31, 2000 and 1999.

Net interest income, on a fully taxable equivalent (FTE) basis, was $32.7 million for the first quarter of 2000, an increase of $3.8 million, or 13%, over the first quarter of 1999. The increase was primarily the result of a $883 million, or 35%, increase in average portfolio loans during the first quarter of 2000 compared to 1999, which reflects a $270.1 million, or 42% increase in average commercial loans, a $503.1 million, or 39% increase in residential mortgage loans, and a $109.8 million, or 18% increase in installment loans. Primarily funding the growth in portfolio loans was a reduction in the average balance of investment securities and mortgage loans held for sale, as well as an increase in FHLB advances. In order to reduce interest rate risk and improve future net interest income, the Company sold $400 million of low-yielding fixed rate investment securities in the second and third quarters of 1999. The proceeds from the sale were redeployed into higher yielding commercial and residential mortgage loans.

The net interest margin (FTE) was 3.21% for the quarter ended March 31, 2000, an increase of 22 basis points from 2.99% a year ago. The increase in the margin was due to an improved mix of earning assets from low-yielding fixed rate investment securities toward higher-yielding loan products, which was partially offset by an increase in the Company's cost of funds resulting from increases in the Company's short-term and FHLB advances borrowing rates during the first quarter of 2000.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                             Three Months Ended                      Three Months Ended
                                                               March 31, 2000                           March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                  Average       Average                   Average
(Dollar amounts in thousands)                            Balance      Interest     Rate         Balance       Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE ASSETS:
Short-term investments............................    $    2,743      $    36      5.26%      $    26,504   $     171     2.62%
Mortgage loans held for sale......................       429,520        8,697      8.12           637,676      10,426     6.63
Investment securities.............................       210,773        3,742      7.10           653,899      10,233     6.26
Portfolio loans(1):
   Commercial loans...............................       917,924       20,004      8.74           647,792      13,843     8.67
   Real estate mortgage loans.....................     1,782,894       32,068      7.19         1,279,807      23,272     7.27
   Installment loans..............................       729,686       15,711      8.64           619,932      13,090     8.56
                                                      ----------      -------    ------       -----------    --------   ------
       Total loans, net of unearned income........     3,430,504       67,783      7.92         2,547,531      50,205     7.94
                                                      ----------      -------    ------       -----------    --------   ------
       Total interest-earning assets..............     4,073,540       80,258      7.89         3,865,610      71,035     7.40
Allowance for loan losses.........................       (27,672)                                 (21,823)
Cash and due from banks...........................        60,586                                   30,801
Other assets......................................       190,928                                  184,777
                                                      ----------                              -----------
     Total assets.................................    $4,297,382                              $ 4,059,365
                                                      ==========                              ===========

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing demand deposits..................    $  109,482          442      1.62       $   103,616         448     1.75
Savings deposits..................................       711,070        5,324      3.00           786,840       5,744     2.96
Time deposits.....................................     1,582,490       22,053      5.59         1,558,702      21,261     5.53
                                                      ----------      -------     -----       -----------    --------   ------
   Total interest-bearing deposits................     2,403,042       27,819      4.64         2,449,158      27,453     4.55
Short-term borrowings.............................        74,971        1,095      5.86            98,641       1,267     4.90
FHLB advances....................................      1,213,665       17,754      5.87           884,987      12,436     5.72
Long-term debt....................................        47,500          859      7.23            53,797         977     7.46
                                                      ----------      -------     -----       -----------  ----------   ------
     Total interest-bearing liabilities...........     3,739,178       47,527      5.10         3,486,583      42,133     4.90
                                                                      -------     -----                      --------   ------
Noninterest-bearing deposits......................       184,607                                  188,728
Other liabilities.................................        75,168                                   85,171
                                                      ----------                              -----------
     Total liabilities............................     3,998,953                                3,760,482
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       269,710                                  270,164
                                                      ----------                              -----------
     Total liabilities and shareholders' equity...    $4,297,382                              $ 4,059,365
                                                      ==========                              ===========

Net interest income/Rate spread (FTE).............                   $ 32,731      2.79%                     $ 28,902     2.50%
                                                                     ========                                ========

FTE adjustment....................................                    $    20                                $     18
                                                                      =======                                ========
Impact of net noninterest bearing
 sources of funds................................                                   .42                                    .49
                                                                                  -----                                 ------
Net interest margin (FTE).........................                                 3.21%                                  2.99%
                                                                                  =====                                 ======



Increase (decrease) due to change in:            Volume(2)            Rate(2)             Net Change
-----------------------------------------------------------------------------------------------------
Short-term investments .............            $   (229)            $     94             $   (135)
Mortgage loans held for sale .......              (3,837)               2,108               (1,729)
Investment securities ..............              (7,710)               1,219               (6,491)
Portfolio loans(1):
   Commercial loans ................               6,044                  117                6,161
   Real estate mortgage loans ......               9,055                 (259)               8,796
   Installment loans ...............               2,490                  131                2,621
                                                --------             --------             --------
      Total loans, net of
        unearned income ............              17,588                  (10)              17,578
                                                --------             --------             --------
      Total interest income ........               5,812                3,411                9,223

Interest-bearing demand deposits ...                  27                  (33)                  (6)
Savings deposits ...................                (507)                  87                 (420)
Time deposits ......................                 463                  329                  792
                                                --------             --------             --------
     Total interest-bearing deposits                 (17)                 383                  366
Short-term borrowings ..............                (355)                 183                 (172)
FHLB advances ......................               4,967                  351                5,318
Long-term debt .....................                 (93)                 (25)                (118)
                                                --------             --------             --------
     Total interest expense ........               4,501                  893                5,394
                                                --------             --------             --------
     Net interest income ...........            $  1,311             $  2,518             $  3,829
                                                ========             ========             ========


(1) Non-accrual loans and overdrafts are included in average balances.
(2) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

Noninterest Expense
For the quarter ended March 31, 2000, total noninterest expense decreased $4.5 million, or 12%, to $34.8 million from $39.3 million a year earlier. The decrease in noninterest expense primarily reflects decreases in salaries and employee benefits and other non-interest expense. These decreases reflect the reduced levels of mortgage loan production and the decrease of 11 mortgage loan production offices at March 31, 2000 compared to a year ago.

BALANCE SHEET ANALYSIS

ASSETS
At March 31, 2000, the Company had $4.4 billion in total assets compared to $4.3 billion at December 31, 1999. The increase is primarily the result of increases in the Company's portfolio of commercial and residential real estate mortgage loans.

Securities
Investment securities available for sale declined $968,000, to $205.5 million, representing 4.7% of total assets at March 31, 2000. At December 31, 1999, the investment securities portfolio totaled $206.5 million, or 4.8% of total assets. During the first quarter of 2000, the Company sold $1.2 million of investment securities and realized gross gains on sales of available-for-sale securities of $107,000.

The Company's investment securities portfolio, while serving as a source of earnings and liquidity risk, carries relatively minimal principal risk and contributes to the management of interest rate risk. The portfolio is comprised primarily of U.S. Government agency obligations, obligations collateralized by U.S. Government sponsored agencies, mainly in the form of mortgage-backed securities and collateralized mortgage obligations. The maturity structure of the securities portfolio is generally short-term in nature or indexed to variable rates. The Company's equity securities portfolio consists primarily of Federal Home Loan Bank stock.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at March 31, 2000:



                                                                             Available-for-Sale Securities
                                                            --------------------------------------------------------
                                                                              Gross         Gross        Estimated
                                                            Amortized       Unrealized    Unrealized        Fair
(In thousands)                                                Cost            Gains         Losses         Value
--------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury and Government agency securities...         $44,652       $     --       $    911       $ 43,741
   Collateralized mortgage obligations ..............         66,293             --          2,587         63,706
   Interest-only certificates .......................             75             --             --             75
   Mortgage-backed securities .......................         16,341             --            709         15,632
   Municipal and other securities ...................          3,195             31             10          3,216
                                                            --------       --------       --------       --------
     Total debt securities ..........................        130,556             31          4,217        126,370
   Equity securities and investment in FHLB .........         79,121             --             --         79,121
                                                            --------       --------       --------       --------
     Total securities available for sale ............       $209,677       $     31       $  4,217       $205,491
                                                            ========       ========       ========       ========


Certain securities with a carrying value of approximately $11.3 million and $25.3 million at March 31, 2000 and December 31, 1999, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $430.5 million at March 31, 2000, a decrease of $28.6 million, or 6%, from $459.1 million at December 31, 1999. This decrease was caused by the decrease in residential mortgage loan closings during the first quarter of 2000 over the fourth quarter of 1999 (loans closed generally remain in loans held for sale for 30 to 60 days after closing) and due to a higher percentage of residential mortgage loan closings being held in the residential real estate mortgage loan portfolio.

Portfolio Loans
Total portfolio loans were $3.54 billion at March 31, 2000, an increase of $162.1 million, or 5%, compared to $3.37 billion at December 31, 1999. This increase resulted from increases in the commercial, residential real estate mortgage and installment loan portfolios. The residential mortgage portfolio loan balance increased $62.7 million, or 4%, since year-end 1999 to $1.84 billion at March 31, 2000. The increase in residential mortgage loans resulted from the Company holding a higher percentage of variable rate residential loan closings in its portfolio.

The commercial portfolio loan balance increased $66.9 million during the first quarter of 2000, for an annualized growth rate of 30%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the first quarter of 2000, the Company closed $7.8 million in Small Business Administration (SBA) loans, a 31% increase from the first quarter of 1999. The Company sold $756,000 and $3.1 million, of the guaranteed portion of SBA loans in the first quarters of 2000 and 1999, respectively, resulting in corresponding gains of $49,000 and $237,000.

The following table provides further information regarding the Company's loan portfolio:


                                                                  March 31, 2000                     December 31, 1999
                                                        --------------------------------        ----------------------------
(Dollars in thousands)                                          Amount          Percent                Amount        Percent
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial.........................     $      84,851            2.4%          $      88,370          2.6%
   Real estate construction..........................           218,517            6.2                 149,480          4.4
   Commercial real estate mortgage ..................           651,992           18.4                 650,642         19.3
                                                          -------------         ------           -------------       ------
        Total commercial loans.......................           955,360           27.0                 888,492         26.3
Residential real estate mortgages....................         1,836,453           51.9               1,773,795         52.6
Installment loans....................................           743,736           21.1                 711,138         21.1
                                                          -------------        -------           -------------       ------
        Total portfolio loans........................     $   3,535,549          100.0%          $   3,373,425        100.0%
                                                          =============        =======           =============       ======

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction loans, residential real estate mortgage loans, commercial real estate construction loans, commercial real estate mortgage loans, and home equity loans). As of March 31, 2000, such loans comprised approximately 83% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by Freddie Mac, the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans is secured by real estate and is generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank and D&N Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:


                                                                  March 31,    December 31,
(Dollars in thousands)                                              2000          1999
---------------------------------------------------------------------------------------------
 Non-accrual loans:
     Commercial ...........................................       $ 3,829        $ 4,651
     Residential real estate mortgages ....................        11,466         10,449
     Installment ..........................................         2,162          2,419
                                                                  -------        -------
       Total non-performing loans .........................        17,457         17,519
       Other real estate owned ............................         4,071          4,743
                                                                  -------        -------
       Total non-performing assets ........................       $21,528        $22,262
                                                                  =======        =======

Non-performing assets as a percentage of:
     Portfolio loans and OREO .............................           .61%           .66%
     Portfolio loans, mortgage loans held for
          sale and OREO ...................................           .54%           .58%
     Total assets .........................................           .49%           .52%

Loans past due 90 days or more and still accruing interest:
   Commercial .............................................       $    17        $   100
   Residential real estate ................................            --             --
   Installment ............................................            --             --
                                                                  -------        -------
       Total loans past due 90 days or more ...............       $    17        $   100
                                                                  =======        =======


At March 31, 2000, approximately $29.8 million, or .75% of total portfolio loans were 30-89 days delinquent, compared to $34.5 million, or 1.02%, at December 31, 1999.

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

Gross loan charge-offs increased $143,000 to $1,101,000 in the first quarter of 2000 compared to 1999. The ratio of net loan charge-offs to average loans, including loans held for sale, was .08% for the first quarter of 2000, compared to .11% for the first quarter of 1999.

The following table provides an analysis of the allowance for loan losses:


                                                                             Three Months Ended
                                                                                  March 31,
(Dollars in thousands)                                                      2000             1999
---------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 .............................................       $ 27,128         $ 21,446
   Loans charged off .............................................         (1,101)            (958)
   Recoveries of loans previously charged off ....................            324              114
                                                                         --------         --------
     Net charge-offs .............................................           (777)            (844)
   Provision charged to expense ..................................          1,600            1,525
                                                                         --------         --------
Balance at March 31 ..............................................       $ 27,951         $ 22,127
                                                                         ========         ========

Annualized net charge-offs as a percentage of average portfolio
     loans (including loans held for sale) .......................            .08%             .11%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end ...................................            .79              .87
Allowance for loan losses as a percentage of non-performing
     loans .......................................................         160.11           113.36


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

Off-Balance Sheet Instruments
At March 31, 2000, the Company had outstanding $411.0 million of commitments to fund residential real estate loan applications with agreed-upon rates. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loans are sold to investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At March 31, 2000, the Company had outstanding mandatory forward commitments to sell $731.1 million of residential mortgage loans, of which $370.4 million covered mortgage loans held for sale and $360.7 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 2000 without producing any material gains or losses. At March 31, 2000, the mortgage loans held for sale balance included $60.1 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $40.0 million, or 67%, of these loans were loans that had been committed for bulk sale to third parties prior to March 31, 2000 or were floating rate residential loans.

LIABILITIES.
Total liabilities were $4.1 billion at March 31, 2000, a increase of $100.8 million, or 3%, from $4.0 billion at December 31, 1999. This increase was primarily due to an increase in FHLB advances corresponding to the $133.6 million increase in total loans.

Deposits
Total deposits remained relatively flat during the first quarter of 2000, decreasing $29.7 million, or 1%, to $2.58 billion at March 31, 2000 compared to December 31, 1999.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 2000 and the year ended December 31, 1999, were as follows:


                                                                March 31, 2000                            December 31, 1999
                                                 -----------------------------------------     -------------------------------------
                                                                               Average                                       Average
                                                    Ending        Average     Rate During       Ending        Average    Rate During
(Dollars in thousands)                              Balance       Balance       Period          Balance       Balance        Period
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased.....................     $   61,500     $   73,422        5.86%         $ 54,700     $   61,320       5.41%
Other short-term borrowings.................          2,603          1,549        5.16             2,543          1,838       5.06
                                                 ----------     ----------        ----          --------     ----------       ----
   Total short-term borrowings..............     $   64,103     $   74,971        5.86%         $ 57,243     $   63,158       5.40%
                                                 ==========     ==========        ====          ========     ==========       ====

At March 31, 2000 and December 31, 1999, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
Republic Bank and D&N Bank routinely borrows short- and long-term advances from the Federal Home Loan Bank (FHLB) to provide liquidity for mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at March 31, 2000 and December 31, 1999, were as follows:

                                                                 March 31, 2000                           December 31, 1999
                                                            ------------------------               ---------------------------
                                                                             Average                                  Average
                                                          Ending             Rate At                   Ending         Rate At
(Dollars in thousands)                                    Balance          Period-End                  Balance      Period-End
------------------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances............................   $   609,000          6.36%                  $  757,000         5.52%
Long-term FHLB advances..............................       673,154          5.78                      415,211         5.69
                                                        -----------          ----                   ----------         ----
     Total...........................................   $ 1,282,154          6.06%                  $1,172,211         5.58%
                                                        ===========          ====                   ==========         ====

The long-term FHLB advances have original maturities ranging from June 2000 to March 2010.

Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:

                                                                                          March 31,              December 31,
(Dollars in thousands)                                                                       2000                   1999
------------------------------------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001................................................           $ 25,000                 $ 25,000
6.75% Senior Debentures due 2001................................................              9,000                    9,000
6.95% Senior Debentures due 2003................................................             13,500                   13,500
                                                                                           --------                 --------
       Total long-term debt.....................................................           $ 47,500                 $ 47,500
                                                                                           ========                 ========

CAPITAL
Shareholders' equity was $272.2 million at March 31, 2000, a $5.7 million, or 2%, increase from $266.4 million at December 31, 1999. This increase primarily resulted from the retention of $7.5 million in earnings after the payment of dividends and the repurchase of 347,000 shares of common stock during the first quarter of 2000.

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

As of March 31, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                                                        March 31,            December 31,
                                                                                           2000                  1999
                                                                                      -------------          -----------
Total capital to risk-weighted assets (1)..............................                    10.32%                10.60%
Tier 1 capital to risk-weighted assets (1).............................                     9.41                  9.67
Tier 1 capital to average assets (1)...................................                     6.70                  6.59

(1)  As defined by the regulations.

As of March 31, 2000, the Company's total risk-based capital was $314.6 million and Tier 1 risk-based capital was $286.6 million, an excess of $9.9 million and $103.8 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and D&N Bank have regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

Forward-Looking Statements
The section that follows entitled "Market Risk Management" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2000, the Company's cumulative one-year gap was a negative 10.56% of total earning assets.

The Company's current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of plus or minus 15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates.

Earnings Simulation Modeling: On a monthly basis, the earnings simulation model is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

As of March 31, 2000, the earnings simulation model projects net interest income would decrease by 9.8% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 8.9%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Accounting Developments
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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

Item 2.       Changes in Securities
              On February 17, 2000, the Board of Directors declared a $0.085 cash dividend per share, payable April 3, 2000 to shareholders of record March 10, 2000.

Item 4.       Submission of Matters to a Vote of Security Holders

              Republic Bancorp Inc. held its 2000 Annual Meeting of Shareholders on April 26, 2000. The following directors were elected at the annual meeting to serve until the next annual meeting:

              Director                               For             Against            Abstentions       Broker Non-Votes
              --------                               ---             -------            -----------       ----------------
              Jerry D. Campbell                  38,750,019             0                 1,646,976                0
              Dana M. Cluckey                    38,596,045             0                 1,646,976                0
              George J. Butvilas                 38,644,968             0                 1,646,976                0
              Mary P. Cauley                     38,579,052             0                 1,646,976                0
              Steven Coleman                     38,579,486             0                 1,646,976                0
              Richard J. Cramer, Sr.             38,579,663             0                 1,646,976                0
              Dr. George A. Eastman              38,587,875             0                 1,646,976                0
              Howard J. Hulsman                  38,588,486             0                 1,646,976                0
              Gary Hurand                        38,579,663             0                 1,646,976                0
              Dennis J. Ibold                    38,578,875             0                 1,646,976                0
              Stanley A. Jacobson                38,588,875             0                 1,646,976                0
              John J. Lennon                     38,579,486             0                 1,646,976                0
              Sam H. McGoun                      38,579,486             0                 1,646,976                0
              Kelly E. Miller                    38,578,875             0                 1,646,976                0
              Joe D. Pentecost                   38,589,486             0                 1,646,976                0
              Randolph P. Piper                  38,579,486             0                 1,646,976                0
              Dr. Isaac J. Powell                38,579,052             0                 1,646,976                0
              B. Thomas M. Smith, Jr.            38,579,663             0                 1,646,976                0
              Dr. Jeoffrey K. Stross             38,578,875             0                 1,646,976                0
              Peter Van Pelt                     38,579,486             0                 1,646,976                0
              Steven E. Zack                     38,581,530             0                 1,646,976                0

              A proposal to approve an amendment to the Republic Bancorp Inc. 1998 Stock Option Plan to increase the maximum number of shares that could be issued under the plan, including shares issued under the plan to date, to 2,375,000 was submitted to shareholders for approval. The amendment was approved at the annual meeting by the following votes: 33,340,048 for; 6,572,879 against; 327,308 abstentions; and no broker non-votes.

Item 6.       Exhibits and Reports on Form 8-K
              (a)  Exhibits
                  (27)     Financial Data Schedule
              (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the first quarter of 2000.

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




                                  REPUBLIC BANCORP INC.
                                  ---------------------
                                  (Registrant)


Date:  May 15, 2000               BY:     /s/ Thomas F. Menacher
                                         -----------------------
                                         Thomas F. Menacher
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)