Form 10-Q
period 2000-06-30
REPUBLIC BANCORP INC
filed 2000-08-14
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000              COMMISSION FILE NUMBER 0-15734


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

Common Stock Outstanding as of July 31, 2000:

Common Stock, $5 Par Value .........................     45,068,000 Shares

                                      INDEX


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999 .............................................................                   3

                  Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 2000 and 1999................................................                   4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999................................................                   5

                  Notes to Consolidated Financial Statements.........................................               6 - 9

      Item 2.     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition......................................              10 - 22


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..................................................................                  23

      Item 2.     Changes in Securities..............................................................                  23

      Item 6.     Exhibits and Reports on Form 8-K...................................................                  23

SIGNATURE............................................................................................                  24

EXHIBITS.............................................................................................                  25



PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                June 30,       December 31,
(Dollars in thousands)                                            2000             1999
--------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...............................     $    85,624      $    83,761
Mortgage loans held for sale ............................         461,960          459,059
Securities available for sale (amortized cost of
   $194,243 and $210,385, respectively) .................         189,763          206,459
Loans ...................................................       3,753,888        3,373,425
   Less allowance for loan losses .......................         (28,370)         (27,128)
                                                              -----------      -----------
Net loans ...............................................       3,725,518        3,346,297
                                                              -----------      -----------
Premises and equipment ..................................          34,940           40,025
Mortgage servicing rights ...............................          61,447           67,290
Other assets ............................................          98,652           98,724
                                                              -----------      -----------
Total assets ............................................     $ 4,657,904      $ 4,301,615
                                                              ===========      ===========

LIABILITIES
Noninterest-bearing deposits ............................     $   231,761      $   206,990
Interest-bearing deposits ...............................       2,480,364        2,406,060
                                                              -----------      -----------
     Total deposits .....................................       2,712,125        2,613,050
Federal funds purchased, securities sold under agreements
     to repurchase and other short-term borrowings ......           1,479           57,243
FHLB advances ...........................................       1,456,804        1,172,211
Accrued expenses and other liabilities ..................         131,058          115,356
Long-term debt ..........................................          47,500           47,500
                                                              -----------      -----------
     Total liabilities ..................................       4,348,966        4,005,360

Minority interest .......................................             726            1,095
Preferred stock of subsidiary ...........................          28,719           28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ..........................            --               --
Common stock, $5 par value, 75,000,000 shares
   authorized; 45,068,000 and 45,285,745 shares
   issued and outstanding, respectively .................         225,339          226,429
Capital surplus .........................................          37,908           39,163
Retained earnings .......................................          19,150            3,401
Accumulated other comprehensive loss ....................          (2,904)          (2,552)
                                                              -----------      -----------
Total shareholders' equity ..............................         279,493          266,441
                                                              -----------      -----------
     Total liabilities and shareholders' equity .........     $ 4,657,904      $ 4,301,615
                                                              ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
(In thousands, except per share data)                   2000          1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans, including fees .............................   $  83,601    $  61,276    $ 160,081    $ 121,907
Investment securities .............................       3,575        9,758        7,333       20,144
                                                      ---------    ---------    ---------    ---------
       Total interest income ......................      87,176       71,034      167,414      142,051
                                                      ---------    ---------    ---------    ---------

INTEREST EXPENSE:
Deposits ..........................................      29,139       26,635       56,958       54,088
Short-term borrowings .............................       1,306          627        2,401        1,894
FHLB advances .....................................      21,295       12,216       39,049       24,652
Long-term debt ....................................         858          947        1,717        1,924
                                                      ---------    ---------    ---------    ---------
       Total interest expense .....................      52,598       40,425      100,125       82,558
                                                      ---------    ---------    ---------    ---------
Net interest income ...............................      34,578       30,609       67,289       59,493
Provision for loan losses .........................       1,600        6,575        3,200        8,100
                                                      ---------    ---------    ---------    ---------
Net interest income after provision for loan losses      32,978       24,034       64,089       51,393
                                                      ---------    ---------    ---------    ---------

NONINTEREST INCOME:
Service charges ...................................       1,897        1,805        3,676        3,509
Mortgage production and servicing revenue .........      16,801       23,680       35,500       48,578
Gain (loss) on sale of securities .................         (10)      (7,237)          97       (6,588)
Other noninterest income ..........................       1,123        1,156        2,036        2,252
                                                      ---------    ---------    ---------    ---------
       Total noninterest income ...................      19,811       19,404       41,309       47,751
                                                      ---------    ---------    ---------    ---------

NONINTEREST EXPENSE:
Salaries and employee benefits ....................      17,801       21,636       37,623       43,239
Occupancy expense of premises .....................       3,420        3,456        6,955        6,792
Equipment expense .................................       2,254        1,662        4,507        3,445
Other noninterest expense .........................      10,088       10,455       19,271       23,074
Merger integration and restructuring ..............        --         31,521         --         31,521
                                                      ---------    ---------    ---------    ---------
       Total noninterest expense ..................      33,563       68,730       68,356      108,071
                                                      ---------    ---------    ---------    ---------
Income (loss) before income taxes .................      19,226      (25,292)      37,042       (8,927)
Provision (credit) for income taxes ...............       6,420       (7,464)      12,263       (1,935)
                                                      ---------    ---------    ---------    ---------
Income (loss) before preferred stock dividends ....      12,806      (17,828)      24,779       (6,992)
Preferred stock dividends .........................         680          680        1,361        1,361
                                                      ---------    ---------    ---------    ---------
NET INCOME (LOSS) .................................   $  12,126    $ (18,508)   $  23,418    $  (8,353)
                                                      =========    =========    =========    =========


Basic earnings (loss) per share ...................   $    .27     $    (.41)   $     .52    $   (.19)
                                                      ========     =========    =========    ========

Diluted earnings (loss) per share .................   $    .27     $    (.40)   $     .52    $   (.18)
                                                      ========     =========    =========    ========

Average common shares outstanding - diluted .......     45,384        45,705       45,469      45,654
                                                      ========     =========    =========    ========

Cash dividends declared per common share ..........   $   .085     $    .082    $    .170    $    .164
                                                      ========     =========    =========    =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                  2000            1999
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $    23,418    $    (8,353)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................         4,525          5,761
     Amortization of mortgage servicing rights ...................         3,778          7,943
     Net (gain) loss on sale of securities available for sale ....           (97)         6,588
     Net gain on sale of mortgage servicing rights ...............       (16,017)       (21,843)
     Net gain on sale of loans ...................................          (415)          (682)
     Origination of mortgage loans held for sale .................    (2,002,094)    (2,675,140)
     Proceeds from sales of mortgage loans held for sale .........     1,999,193      3,024,755
     Net decrease (increase) in other assets .....................         3,588         (6,595)
     Net increase in other liabilities ...........................        15,332          8,089
     Other, net ..................................................        (2,644)         2,598
                                                                     -----------    -----------
       Total adjustments .........................................         5,149        351,474
                                                                     -----------    -----------
           Net cash provided by operating activities .............        28,567        343,121
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities available for sale ..............        19,114        192,791
Proceeds from maturities/payments of securities
 available for sale...............................................         6,161        299,318
Purchases of securities available for sale .......................        (9,176)      (165,590)
Proceeds from maturities/payments of securities
held to maturity .................................................          --           11,149
Purchases of securities held to maturity .........................          --         (121,561)
Proceeds from sale of loans ......................................        88,878         51,371
Net increase in loans made to customers ..........................      (467,703)      (387,325)
Proceeds from sale of fixed assets ...............................         1,673             82
Proceeds from sale of mortgage servicing rights ..................        38,664         42,224
Additions to mortgage servicing rights ...........................       (21,754)       (28,723)
                                                                     -----------    -----------
           Net cash used in investing activities .................      (344,143)      (106,264)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................        99,075        (85,469)
Net decrease in short-term borrowings ............................       (55,764)       (73,488)
Net (decrease) increase in short-term FHLB advances ..............       (48,309)        67,000
Proceeds from long-term FHLB advances ............................       475,000         35,000
Payments on long-term FHLB advances ..............................      (142,098)      (171,660)
Payments on long-term debt .......................................          --             (525)
Net proceeds from issuance of common shares ......................         1,699          4,184
Repurchase of common shares ......................................        (4,446)        (1,598)
Dividends paid ...................................................        (7,718)        (4,510)
                                                                     -----------    -----------
           Net cash provided by (used in) financing activities ...       317,439       (231,066)
                                                                     -----------    -----------

Net increase in cash and cash equivalents ........................         1,863          5,791
Cash and cash equivalents at beginning of period .................        83,761         47,712
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $    85,624    $    53,503
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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiaries, Republic Bank (including its subsidiaries Republic Banc Mortgage Corporation and Market Street Mortgage Corporation) and D&N Bank (including its wholly-owned subsidiaries D&N Capital Corporation and Quincy Investment Services, Inc.). Republic Banc Mortgage Corporation, including its division, Home Banc Mortgage Corporation, is a wholly-owned mortgage company subsidiary and Market Street Mortgage Corporation is an 80% majority-owned mortgage company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represents 14% of the combined workforce of Republic Bank and D&N Bank. As of June 30, 2000, 147 positions had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 7 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in the second quarter of 1999 and the reserve balance remaining at June 30, 2000:

-----------------------------------------------------------------------------------------------
                                                           Initial     Amount      Reserve
(In thousands)                                             Reserve     Utilized    Balance
-----------------------------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit accruals                 $10,446     $ 8,755     $ 1,691
   Professional fees                                         5,133       5,123          10
   Branch closings and real estate transactions              8,652       7,026       1,626
   Systems                                                   2,201          73       2,128
   Other                                                     5,089       5,089        --
                                                           -------     -------     -------
     Total merger integration and restructuring charge     $31,521     $26,066     $ 5,455
                                                           =======     =======     =======

-----------------------------------------------------------------------------------------------


NOTE 4 - CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                                                                                        2000            1999
                                                                                                      ----            ----
Cash paid during the period for:
     Interest...........................................................................           $ 99,206       $ 82,689
     Income taxes.......................................................................           $  8,972          4,098

Non-cash investing activities:
     Loan charge-offs...................................................................           $  2,615       $  5,335

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
(Dollars in thousands, except per share data)                      2000          1999            2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings (loss) per share:
     Net income (loss) ...................................   $     12,126   $    (18,508)   $     23,418    $    (8,353)

Denominator for basic earnings per share--
     weighted-average shares .............................     45,062,374     45,122,304      45,139,301     45,010,591

     Effect of dilutive securities:
           Employee stock options ........................        303,377        532,554         309,783        594,000
           Warrants ......................................         18,296         50,142          19,419         50,342
                                                             ------------   ------------    ------------    -----------
                Dilutive potential common shares .........        321,673        582,696         329,202        644,342
                                                             ------------   ------------    ------------    -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions .....     45,384,047     45,705,000      45,468,503     45,654,933
                                                             ============   ============    ============    ===========

     Basic earnings (loss) per share .....................   $        .27   $       (.41)   $        .52    $      (.19)
                                                             ============   ============    ============    ===========

     Diluted earnings (loss) per share ...................   $        .27   $       (.40)   $        .52    $      (.18)
                                                             ============   ============    ============    ===========


NOTE 6 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

-------------------------------------------------------------------------------------------------------
                                                           Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
(In thousands)                                               2000        1999       2000         1999
-------------------------------------------------------------------------------------------------------
Net income (loss) .....................................   $ 12,126    $(18,508)   $ 23,418    $ (8,353)

Unrealized holding losses on securities, net of tax ...   $   (190)   $ (5,878)   $   (415)   $ (7,287)
Reclassification adjustment for (gains) losses included
        in net income, net of tax .....................          7       4,283         (63)      3,861
        Net unrealized losses on securities, net of tax       (183)     (1,595)       (352)     (3,426)
                                                          --------    --------    --------    --------
Comprehensive income ..................................   $ 11,943    $(20,103)   $ 23,066    $ (4,927)
                                                          ========    ========    ========    ========



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

The following table presents the financial results of each business segment for the three months ended June 30, 2000 and 1999.

-----------------------------------------------------------------------------------------------------------------------------------
                                             COMMERCIAL AND
                                             RETAIL BANKING                     MORTGAGE BANKING                   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED,                THREE MONTHS ENDED,               THREE MONTHS ENDED,
                                         JUNE 30,      JUNE 30,               JUNE 30,     JUNE 30,             JUNE 30,   JUNE 30,
(IN THOUSANDS)                             2000         1999(1)                2000         1999(1)               2000      1999(1)
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                         $  77,443    $  61,860              $   9,733    $   9,174            $  87,176   $  71,034
Interest expense                           42,804       32,620                  9,794        7,805               52,598      40,425
                                        ---------    ---------              ---------    ---------            ---------   ---------
Net interest income(2)                     34,639       29,240                   (61)        1,369               34,578      30,609
Provision for loan losses                   1,600        1,575                      -            -                1,600       1,575
Noninterest income                          3,010        3,276                 16,801       23,681               19,811      26,957
Noninterest expense                        16,868       15,180                 16,695       22,029               33,563      37,209
                                        ---------    ---------              ---------    ---------            ---------   ---------
   Income before taxes                  $  19,181    $  15,761              $      45    $   3,021            $  19,226    $ 18,782
                                        =========    =========              =========    =========            =========    ========

Preferred stock dividend                $     680    $     680              $       -    $       -            $     680   $     680
Income taxes                            $   6,404    $   5,334              $      16    $   1,077            $   6,420   $   6,411
Depreciation and amortization           $   1,218    $   1,954              $   2,967    $   4,203            $   4,185   $   6,157
Capital expenditures                    $     498    $     532              $     200    $   1,449            $     698   $   1,981
Identifiable assets (in millions)       $   4,072    $   3,430              $     586    $     548            $   4,658   $   3,978
Efficiency ratio                           44.79%       46.68%                 99.73%       92.15%               61.70%      71.33%

-----------------------------------------------------------------------------------------------------------------------------------


The following table presents the financial results of each business segment for the six months ended June 30, 2000 and 1999.

-----------------------------------------------------------------------------------------------------------------------------------
                                             COMMERCIAL AND
                                             RETAIL BANKING                     MORTGAGE BANKING                   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                            SIX MONTHS ENDED,                  SIX MONTHS ENDED,                 SIX MONTHS ENDED,
                                         JUNE 30,      JUNE 30,              JUNE 30,      JUNE 30,             JUNE 30,   JUNE 30,
(IN THOUSANDS)                             2000         1999(1)                2000         1999(1)               2000      1999(1)
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                         $ 149,131    $ 122,519              $  18,283    $  19,532            $ 167,414   $ 142,051
Interest expense                           82,536       65,763                 17,589       16,795              100,125      82,558
                                        ---------    ---------              ---------    ---------            ---------   ---------
Net interest income(2)                     66,595       56,756                    694        2,737               67,289      59,493
Provision for loan losses                   3,200        3,100                      -            -                3,200       3,100
Noninterest income                          5,809        6,725                 35,500       74,255               41,309      55,304
Noninterest expense                        33,457       32,881                 34,899       69,345               68,356      76,550
                                        ---------    ---------              ---------    ---------            ---------   ---------
Income before taxes                     $  35,747    $  27,500              $   1,295    $   7,647            $  37,042   $  35,147
                                        =========    =========              =========    =========            =========   =========

Preferred stock dividend                $   1,361    $   1,361              $       -    $       -            $   1,361   $   1,361
Income taxes                            $  11,810    $   9,371              $     453    $   2,569            $  12,263   $  11,940
Depreciation and amortization           $   2,572    $   4,019              $   5,731    $   9,685            $   8,303   $  13,704
Capital expenditures                    $     690    $   2,708              $   3,197    $   2,399            $   3,887   $   5,107
Identifiable assets (in millions)       $   4,072    $   3,430              $     586    $     548            $   4,658   $   3,978
Efficiency ratio                           46.27%       51.27%                 96.42%       90.07%               63.00%      69.51%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts for 1999 exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation in the second quarter , a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.


(2) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred to fund loan production and servicing acquisitions.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported record net income for the second quarter of 2000 of $12.1 million, an increase of 4% over net operating income of $11.7 million for the second quarter of 1999. Diluted earnings per share were $0.27 for the quarter, up from $0.26 earned for the second quarter of 1999. Net income for the quarter generated annualized returns of 1.08% on average assets and 17.55% on average equity. These compare with returns of 1.18% on average assets and 17.56% on average equity for the second quarter of 1999.

Net income for the six months ended June 30, 2000 was $23.4 million, a 7% increase over net operating income of $21.8 million for the six months ended June 30, 1999. For the six months period ended June 30, 2000, diluted earnings per share were $0.52, an increase of 8% over the $0.48 earned in 1999. Annualized returns on average assets and shareholders' equity for the first six months of 2000 were 1.07% and 17.16%, respectively.

To better understand underlying trends and performance, net operating earnings for 1999 exclude the impact of the one-time charges related to the Company's merger with D&N Financial Corporation. In total, $44.1 million of charges were recorded in the second quarter of 1999, consisting of $31.5 million in merger and restructuring charges, a $7.6 million loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million provision for loan losses. Including these charges, the Company reported a net loss for the second quarter of 1999 of $18.5 million and a net loss of $8.4 million for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

MORTGAGE BANKING
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.15 billion in single-family residential mortgage loans in the second quarter of 2000, compared to $1.51 billion closed in the same period last year. During the first half of 2000, mortgage loan closings were $2.00 billion, compared to $2.89 billion for the comparable period in 1999. Mortgage loan volumes during the first half of 2000 decreased due to a rising interest rate environment which has resulted in a lower level of refinance activity. Refinancings for the second quarter of 2000 represented approximately 10% of total closings compared to 20% in the second quarter of 1999. During the first half of 2000, refinancings represented approximately 11% of total closings compared to 22% for the first half of 1999.

The following table summarizes the Company's income from mortgage banking activities:

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
(In thousands)                                                     2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue (1)......................     $ 14,016         $ 22,908          $ 28,738         $ 47,430
Net mortgage loan servicing revenue (2)...................        1,667              772             4,544            1,148
Gain on sale of bulk servicing............................        1,118                -             2,218                -
                                                               --------         --------          --------         --------
      Total mortgage banking revenue......................     $ 16,801         $ 23,680          $ 35,500         $ 48,578
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

For the three months ended June 30, 2000, mortgage banking revenue decreased $6.9 million, or 29%, to $16.8 million from $23.7 million a year earlier. For the six months ended June 30, 2000, mortgage banking revenue decreased $13.1 million, or 27%, compared to the same period a year ago. These decreases are primarily the result of decreases in mortgage loan production revenue of 39% for the three and six months ended June 30, 2000 compared to 1999 primarily reflecting the decrease in mortgage loan closing volume discussed above. The decrease in mortgage loan production revenue was also due to a higher demand for adjustable rate mortgage loans which yield a lower margin than fixed rate mortgage loans when sold in the secondary market. The decreases in mortgage loan production revenue were partially offset by increases in net mortgage loan servicing revenue and gain on sale of bulk servicing.

Net mortgage loan servicing revenue was $1.7 million for the quarter ended June 30, 2000 compared to $772,000 for the quarter ended June 30, 1999. Net mortgage loan servicing revenue for the six months ended June 30, 2000 was $4.5 million compared to $1.1 million in 1999. These increases are primarily the result of decreases in amortization expense of mortgage servicing rights. The increase in net mortgage loan servicing revenue was offset by a decrease in the average loans serviced. Loans serviced for others averaged $2.7 billion for the second quarter of 2000 compared to $3.6 billion for 1999. For the six months ended June 30, 2000 and 1999, loans serviced for others averaged $2.9 billion and $3.7 billion, respectively.

Amortization of mortgage servicing rights totaled $2.0 million for the second quarter of 2000 compared to $3.5 million for the same quarter last year. For the six months ended June 30, 2000, amortization of mortgage servicing rights totaled $3.8 million compared to $7.9 million for the same period in 1999. The decreases in amortization expense were the result of a decline in residential mortgage loan refinance activity during 2000 and corresponding declines in mortgage prepayments compared to 1999.

The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of June 30, 2000 had $2.0 million recorded in impairment reserves, a decrease of $360,000 from December 31, 1999. The impairment reserves were reduced as a result of the bulk sales of mortgage servicing rights during the first half of 2000.

The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In the first six months of 2000, bulk sales of mortgage servicing rights for loans with principal balances of $657 million resulted in a gain of $2.2 million. The Company did not have any bulk sales of mortgage servicing rights in the first half of 1999.

COMMERCIAL AND RETAIL BANKING

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and six months ended June 30, 2000 and 1999.

Net interest income, on a fully taxable equivalent (FTE) basis, was $34.6 million for the second quarter of 2000, an increase of $4.0 million, or 13%, over the second quarter of 1999. This increase was primarily the result of a $1.0 billion, or 38%, increase in average portfolio loans during the second quarter of 2000 compared to 1999, which reflects a $291.6 million, or 42% increase in average commercial loans, a $610.4 million, or 46% increase in residential mortgage loans, and a $109.6 million, or 17% increase in installment loans. Primarily funding the growth in portfolio loans was a reduction in the average balance of investment securities and mortgage loans held for sale, as well as an increase in short-term borrowings and FHLB advances. In order to reduce interest rate risk and improve future net interest income, the Company sold $400 million of low-yielding fixed rate investment securities in the second and third quarters of 1999. The proceeds from the sale were redeployed into higher yielding commercial and residential mortgage loans.

The net interest margin (FTE) was 3.20% for the quarter ended June 30, 2000, a decrease of 5 basis points from 3.25% in 1999. The decrease in the margin was due to an increase in the Company's cost of funds during the second quarter of 2000, which was partially offset by an improved mix of earning assets from low-yielding fixed rate investment securities toward higher-yielding loan products.

For the six months ended June 30, 2000, net interest income (FTE) was $67.3 million, an increase of $7.8 million, or 13%, over the first half of 1999. The net interest margin (FTE) for the six months ended June 30, 2000, rose 7 basis points to 3.20% from 3.13% for the comparable period in 1999. The increase in the net interest margin was due to the improved mix of earning assets, which was partially offset by an increase in the Company's cost of funds during the first half of 2000.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)


                                                             Three Months Ended                      Three Months Ended
                                                               June 30, 2000                           June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                    Average      Average                   Average
(Dollar amounts in thousands)                            Balance         Interest     Rate       Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE ASSETS:
Short-term investments............................    $     1,416     $        19     5.38%  $    31,447    $       433      5.52%
Mortgage loans held for sale ......................       451,993           9,481     8.41       508,324          9,126      7.20
Investment securities .............................       194,703           3,575     7.34       570,569          9,344      6.55
Portfolio loans(1):
   Commercial loans ...............................       981,904          22,135     9.04       690,350         14,750      8.57
   Real estate mortgage loans .....................     1,930,898          35,366     7.33     1,320,515         23,520      7.12
   Installment loans ..............................       755,995          16,619     8.82       646,426         13,879      8.61
                                                      -----------     -----------     ----   -----------    -----------      ----
     Total loans, net of unearned income ..........     3,668,797          74,120     8.09     2,657,291         52,149      7.86
                                                      -----------     -----------     ----   -----------    -----------      ----
     Total interest-earning assets ................     4,316,909          87,194     8.09     3,767,631         71,052      7.55
Allowance for loan losses .........................       (28,212)        (22,480)
Cash and due from banks ...........................        61,604          44,622
Other assets ......................................       147,027         167,721
                                                      -----------     -----------
     Total assets .................................   $ 4,497,328     $ 3,957,494
                                                      ===========     ===========

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing demand deposits ..................   $   111,160             430     1.55   $    95,539            398      1.67
Savings deposits ..................................       722,004           5,496     3.05       795,055          5,730      2.89
Time deposits .....................................     1,579,652          23,213     5.89     1,532,098         20,507      5.37
                                                      -----------     -----------     ----   -----------    -----------      ----
   Total interest-bearing deposits ................     2,412,816          29,139     4.84     2,422,692         26,635      4.41
Short-term borrowings .............................        81,286           1,306     6.44        44,404            627      5.66
FHLB advances .....................................     1,384,549          21,295     6.17       862,387         12,216      5.68
Long-term debt ....................................        47,500             858     7.23        53,583            947      7.07
                                                      -----------     -----------     ----   -----------    -----------      ----
     Total interest-bearing liabilities ...........     3,926,151          52,598     5.37     3,383,066         40,425      4.79
                                                                      -----------     ----                  -----------      ----
Noninterest-bearing deposits ......................       200,461                                163,524
Other liabilities .................................        65,681                                115,881
                                                      -----------                            -----------
     Total liabilities ............................     4,192,293                              3,662,471
Preferred stock of subsidiary .....................        28,719                                 28,719
Shareholders' equity ..............................       276,316                                266,304
                                                      -----------                            -----------
     Total liabilities and shareholders' equity ...   $ 4,497,328                            $ 3,957,494
                                                      ===========                            ===========

Net interest income/rate spread (FTE) .............                   $    34,596     2.72%                 $    30,627      2.76%
                                                                      ===========     ====                  ===========      ====
Net interest margin (FTE) .........................                                   3.20%                                  3.25%
                                                                                      ====                                   ====



         Increase (decrease) due to change in:        Volume(2)              Rate(2)          Net Change
         -------------------------------------------------------------------------------------------------
Short-term investments ..................            $   (403)            $    (11)            $   (414)
Mortgage loans held for sale ............              (1,082)               1,436                  354
Investment securities ...................              (6,781)               1,012               (5,769)
Portfolio loans(1):
   Commercial loans .....................               6,536                  849                7,385
   Real estate mortgage loans ...........              11,136                  710               11,846
   Installment loans ....................               2,396                  344                2,740
                                                     --------             --------             --------
     Total loans, net of unearned income               20,068                1,903               21,971
                                                     --------             --------             --------
     Total interest income ..............              11,802                4,340               16,142

Interest-bearing demand deposits ........                  62                  (30)                  32
Savings deposits ........................                (543)                 309                 (234)
Time deposits ...........................                 656                2,050                2,706
                                                     --------             --------             --------
  Total interest-bearing deposits .......                 175                2,329                2,504
Short-term borrowings ...................                 582                   97                  679
FHLB advances ...........................               7,947                1,132                9,079
Long-term debt ..........................                (110)                  21                  (89)
                                                     --------             --------             --------
     Total interest expense .............               8,594                3,579               12,173
                                                     --------             --------             --------
     Net interest income ................            $  3,208             $    761             $  3,969
                                                     ========             ========             ========


(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)


                                                               Six Months Ended                       Six Months Ended
                                                                June 30, 2000                           June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average      Average                   Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE ASSETS:
Short-term investments............................    $    2,030     $     54      5.33%       $   28,483    $    604     4.28%
Mortgage loans held for sale......................       442,391       18,175      8.24           555,858      19,553     7.09
Investment securities.............................       202,739        7,315      7.22           612,235      19,576     6.39
Portfolio loans(1):
   Commercial loans...............................       949,915       42,139      8.90           669,071      28,593     8.62
   Real estate mortgage loans.....................     1,862,255       67,437      7.24         1,300,162      46,791     7.20
   Installment loans..............................       742,841       32,330      8.73           633,180      26,970     8.59
                                                      ----------     --------      ----        ----------     -------     ----
     Total loans, net of unearned income..........     3,555,011      141,906      7.99         2,602,413     102,354     7.90
                                                      ----------     --------      ----        ----------     -------     ----
     Total interest-earning assets................     4,202,171      167,450      7.98         3,798,989     142,087     7.51
Allowance for loan losses.........................       (27,942)                                 (22,152)
Cash and due from banks...........................        61,095                                   37,618
Other assets......................................       161,984                                  244,538
                                                      ----------                               ----------
     Total assets.................................    $4,397,308                               $4,058,993
                                                      ==========                               ==========

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing demand deposits..................    $  110,321          872      1.59        $   99,578         887     1.80
Savings deposits..................................       716,537       10,819      3.03           790,948      11,471     2.92
Time deposits.....................................     1,581,071       45,267      5.74         1,545,400      41,730     5.45
                                                      ----------     --------      ----        ----------     -------     ----
   Total interest-bearing deposits................     2,407,929       56,958      4.74         2,435,926      54,088     4.48
Short-term borrowings.............................        78,079        2,401      6.17            71,030       1,894     5.37
FHLB advances....................................      1,299,107      39,049       6.03           873,688      24,652     5.69
Long-term debt....................................        47,500        1,717      7.23            55,302       1,924     6.96
                                                      ----------     --------      ----        ----------     -------     ----
     Total interest-bearing liabilities...........     3,832,615      100,125      5.24         3,435,946      82,558     4.84
                                                                     --------      ----                       -------     ----
Noninterest-bearing deposits......................       192,535                                  176,034
Other liabilities.................................        70,426                                  150,060
                                                      ----------                               ----------
     Total liabilities............................     4,095,576                                3,762,040
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       273,013                                  268,234
                                                      ----------                               ----------
     Total liabilities and shareholders' equity...    $4,397,308                               $4,058,993
                                                      ==========                               ==========

Net interest income/Rate spread (FTE).............                   $ 67,325      2.74%                      $59,529     2.67%
                                                                     ========      ====                       =======     ====
Net interest margin...............................                                 3.20%                                  3.13%
                                                                                   ====                                   ====




         Increase (decrease) due to change in:              Volume(2)             Rate(2)           Net Change
         -------------------------------------------------------------------------------------------------------
        Short-term investments ..................            $   (672)            $    122             $   (550)
        Mortgage loans held for sale ............              (4,330)               2,952               (1,378)
        Investment securities ...................             (14,522)               2,261              (12,261)
        Portfolio loans(1):
           Commercial loans .....................              12,573                  973               13,546
           Real estate mortgage loans ...........              20,384                  262               20,646
           Installment loans ....................               4,899                  461                5,360
                                                             --------             --------             --------
             Total loans, net of
               unearned income...................              37,856                1,696               39,552
                                                             --------             --------             --------
             Total interest income ..............              18,332                7,031               25,363

        Interest-bearing demand deposits ........                  94                 (109)                 (15)
        Savings deposits ........................              (1,087)                 435                 (652)
        Time deposits ...........................               1,070                2,467                3,537
                                                             --------             --------             --------
          Total interest-bearing deposits .......                  77                2,793                2,870
        Short-term borrowings ...................                 203                  304                  507
        FHLB advances ...........................              12,824                1,573               14,397
        Long-term debt ..........................                (340)                 133                 (207)
                                                             --------             --------             --------
             Total interest expense .............              12,764               (4,803)              17,567
                                                             --------             --------             --------
             Net interest income ................            $  5,568             $  2,228             $  7,796
                                                             ========             ========             ========



(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Expense
For the quarter ended June 30, 2000, total noninterest expense decreased $3.6 million, or 10%, to $33.6 million compared to $37.2 million for the second quarter of 1999, which excludes the one-time merger integration and restructuring charge of $31.5 million related to the merger with D&N Financial Corporation. For the six months ended June 30, 2000, total noninterest expense decreased $8.2 million, or 11%, to $68.4 million from $76.6 million in 1999, excluding the merger and restructuring charge. These decreases are primarily the result of decreases in salaries and employee benefits and other noninterest expense, reflecting cost savings associated with the integration of D&N Bank, and the reduced level of mortgage loan production and the decrease of 26 mortgage loan production offices at June 30, 2000 compared to a year ago.

BALANCE SHEET ANALYSIS

ASSETS
At June 30, 2000, the Company had $4.7 billion in total assets, an increase of $356.3 million, or 8%, from $4.3 billion at December 31, 1999. The increase is primarily the result of increases in the Company's portfolio of commercial and residential real estate mortgage loans.

Securities
Investment securities available for sale decreased $16.7 million, to $189.8 million, representing 4.1% of total assets at June 30, 2000. At December 31, 1999, the investment securities portfolio totaled $206.5 million, or 4.8% of total assets. During the first half of 2000, the company `sold $11.2 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $111,000 and $14,000, respectively.

The Company's investment securities portfolio, while serving as a source of earnings and liquidity risk, carries relatively minimal principal risk and contributes to the management of interest rate risk. The portfolio is comprised primarily of U.S. Government agency obligations, obligations collateralized by U.S. Government sponsored agencies, mainly in the form of mortgage-backed securities, and collateralized mortgage obligations. The maturity structure of the securities portfolio is generally short-term in nature or indexed to variable rates. The Company's equity securities portfolio consists primarily of Federal Home Loan Bank stock.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at June 30, 2000:


                                                                                        Securities Available for Sale
                                                                -------------------------------------------------------------------
                                                                                          Gross            Gross         Estimated
                                                                    Amortized          Unrealized       Unrealized          Fair
(In thousands)                                                        Cost                Gains            Losses           Value
-----------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury and Government agency securities.............    $    34,423       $         -         $     1,139    $     33,284
   Collateralized mortgage obligations........................         63,739                 -               2,641          61,098
   Interest-only certificates.................................             71                 -                   -              71
   Mortgage-backed securities.................................         16,118                 -                 716          15,402
   Municipal and other securities.............................          3,160                23                   7           3,176
                                                                  -----------       -----------         -----------    ------------
     Total debt securities....................................        117,511                23               4,503        113,031
Equity securities and investment in FHLB......................         76,732                 -                   -          76,732
                                                                  -----------       -----------         -----------    ------------
   Total securities available for sale........................    $   194,243       $        23         $     4,503    $    189,763
                                                                  ===========       ===========         ===========    ============

Certain securities having a carrying value of approximately $109.9 million and $25.3 million at June 30, 2000 and December 31, 1999, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $462.0 million at June 30, 2000 compared to $459.1 million at December 31, 1999. This increase was caused by an increase in residential mortgage loan closings during the second quarter of 2000 over the fourth quarter of 1999 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
Total portfolio loans were $3.75 billion at June 30, 2000, an increase of $380.5 million, or 11%, from $3.37 billion at December 31, 1999. This increase resulted from increases in the commercial, residential real estate mortgage and installment loan portfolios. The residential mortgage portfolio loan balance increased $189.7 million, or 11%, since year-end 1999 to $1.96 billion at June 30, 2000. The increase in residential mortgage loans resulted from the Company holding a higher percentage of variable rate residential loan closings in its portfolio.

The commercial portfolio loan balance increased $150.2 million during the first six months of 2000, for an annualized growth rate of 34%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the second quarter of 2000, the Company closed $11.2 million in Small Business Administration (SBA) loans compared to $12.9 million closed in the second quarter of 1999. For the first six months of 2000 and 1999, SBA loan closings were $19.0 million and $18.8 million, respectively. The Company sold $8.9 million and $4.6 million of the guaranteed portion of SBA loans in the first six months of 2000 and 1999, respectively, resulting in corresponding gains of $337,000 and $348,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                                                   June 30, 2000                        December 31, 1999
                                                           -----------------------------         ---------------------------
(Dollars in thousands)                                        Amount            Percent             Amount           Percent
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial.........................       $    85,246            2.3%           $   88,370            2.6%
   Commercial real estate mortgage ..................           953,459           25.4               800,122           23.7
                                                            -----------         ------            ----------          -----
       Total commercial loans........................         1,038,705           27.7               888,492           26.3
Residential real estate mortgages....................         1,963,514           52.3             1,773,795           52.6
Installment loans....................................           751,669           20.0               711,138           21.1
                                                            -----------         ------            ----------          -----
       Total portfolio loans.........................       $ 3,753,888          100.0%           $3,373,425          100.0%
                                                            ===========         ======            ==========          =====

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., residential real estate construction loans, residential real estate mortgage loans, commercial real estate construction loans, commercial real estate mortgage loans, and home equity loans). As of June 30, 2000, such loans comprised approximately 85% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less.

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

Non-Performing Assets
Non-performing assets consist of non-accrual loans and other real estate owned
(OREO). OREO represents real estate properties acquired through foreclosure or by deed in lieu of foreclosure. Commercial loans, residential real estate mortgage loans and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                   June 30,      December 31,
(Dollars in thousands)                                               2000          1999
-----------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ...........................................        $ 9,773         $ 4,651
     Residential real estate mortgages ....................         12,944          10,449
   Installment ............................................          1,965           2,419
                                                                   -------         -------
       Total non-performing loans .........................         24,682          17,519
   Other real estate owned ................................          4,132           4,743
                                                                   -------         -------
       Total non-performing assets ........................        $28,814         $22,262
                                                                   =======         =======

Non-performing assets as a percentage of:
     Portfolio loans and OREO .............................            .77%            .66%
     Portfolio loans, mortgage loans held for
           sale and OREO ..................................            .68%            .58%
     Total assets .........................................            .62%            .52%

Loans past due 90 days or more and still accruing interest:
   Commercial .............................................        $  --           $   100
   Residential real estate ................................           --              --
   Installment ............................................           --              --
                                                                   -------         -------
       Total loans past due 90 days or more ...............        $  --           $   100
                                                                   =======         =======


At June 30, 2000, approximately $28.6 million, or .76% of total portfolio loans were 30-89 days delinquent, compared to $34.5 million, or 1.02%, at December 31, 1999.

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

Gross loan charge-offs decreased $2.7 million to $2.6 million for the six months ended June 30, 2000 compared to $5.3 million for the same period of 1999. The decrease is primarily related to charge-offs of certain commercial loans during the second quarter of 1999. The Company recorded provision for loan losses of $3.2 million for the six months ended June 30, 2000 compared to $8.1 million for 1999, reflecting an increase in the provision for loan losses recorded in the second quarter of 1999 as a result the increase in charge-offs.

The following table provides an analysis of the allowance for loan losses:



                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ------------------------------
(Dollars in thousands)                                                    2000                 1999
-------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 .............................................        $ 27,128          $ 21,446
   Loans charged off .............................................          (2,615)           (5,335)
   Recoveries of loans previously charged off ....................             657               278
                                                                          --------          --------
     Net charge-offs .............................................          (1,958)           (5,057)
   Provision charged to expense ..................................           3,200             8,100
                                                                          --------          --------
Balance at June 30 ...............................................        $ 28,370          $ 24,489
                                                                          ========          ========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) .............................             .10%              .32%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end ...................................             .76               .85
Allowance for loan losses as a percentage of non-performing
     loans .......................................................          114.94            163.01



Off-Balance Sheet Instruments
At June 30, 2000, the Company had outstanding $276.5 million of commitments to fund residential real estate loan applications with agreed-upon rates. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At June 30, 2000, the Company had outstanding mandatory forward commitments to sell $635.0 million of residential mortgage loans, of which $398.6 million covered mortgage loans held for sale and $236.4 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 2000 without producing any material gains or losses. At June 30, 2000, the mortgage loans held for sale balance included $63.4 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $47.6 million, or 75%, of these loans were loans that had been committed for bulk sale to third parties prior to June 30, 2000 or were floating rate residential loans.

LIABILITIES.
Total liabilities were $4.3 billion at June 30, 2000, a $344 million, or 9% increase from $4.0 billion at December 31, 1999. This increase was primarily due to an increase in deposits and FHLB advances corresponding to the increase in total loans.

Deposits
Total deposits increased $99.1 million, or 4%, to $2.71 billion at June 30, 2000 from $2.61 billion at December 31, 1999 as the Company successfully initiated several new deposit products.


Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 2000 and the year ended December 31, 1999, were as follows:


                                                    June 30, 2000                             December 31, 1999
                                      -----------------------------------------  ---------------------------------------------------

                                                                  Average                                        Average
                                      Ending         Average     Rate During      Ending        Average        Rate During
(Dollars in thousands)                Balance        Balance       Period         Balance       Balance          Period
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased ......        $  --          $76,503        6.20%        $54,700        $61,320           5.41%
Other short-term borrowings ..          1,479          1,576        5.70           2,543          1,838           5.06
                                      -------        -------        ----         -------        -------           ----
   Total short-term borrowings        $ 1,479        $78,079        6.17%        $57,243        $63,158           5.40%
                                      =======        =======        ====         =======        =======           ====


At June 30, 2000 and December 31, 1999, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at June 30, 2000 and December 31, 1999, were as follows:

                                                                  June 30, 2000                           December 31, 1999
                                                            ------------------------               -----------------------------
                                                                             Average                                  Average
                                                              Ending         Rate At                   Ending         Rate At
(Dollars in thousands)                                        Balance      Period-End                  Balance      Period-End
---------------------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances............................       $  708,691       6.90%                  $  757,000        5.52%
Long-term FHLB advances..............................          748,113       5.87                      415,211        5.69
                                                            ----------       ----                   ----------        ----
     Total...........................................       $1,456,804       6.37%                  $1,172,211        5.58%
                                                            ==========       ====                   ==========        ====

The long-term FHLB advances have original maturities ranging from August 2000 to June 2010.

Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:

                                                                                           June 30,                     December 31,
(Dollars in thousands)                                                                       2000                          1999
-----------------------------------------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001................................................           $ 25,000                       $ 25,000
6.75% Senior Debentures due 2001................................................              9,000                          9,000
6.95% Senior Debentures due 2003................................................             13,500                         13,500
                                                                                           --------                       --------
       Total long-term debt                                                                $ 47,500                       $ 47,500
                                                                                           ========                       ========

CAPITAL
Shareholders' equity was $279.5 million at June 30, 2000, a $13.1 million, or 5%, increase from $266.4 million at December 31, 1999. This increase primarily resulted from the retention of $11.3 million in earnings after the payment of dividends and the repurchase of 512,000 shares of common stock during the first six months of 2000.

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

As of June 30, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:


                                                                                         June 30,            December 31,
                                                                                           2000                  1999
                                                                                      -------------          -------------
Total capital to risk-weighted assets (1)..............................                    10.01%                10.60%
Tier 1 capital to risk-weighted assets (1).............................                     9.13                  9.67
Tier 1 capital to average assets (1)...................................                     6.56                  6.59

(1)  As defined by the regulations.

As of June 30, 2000, the Company's total risk-based capital was $322.4 million and Tier 1 risk-based capital was $294.1 million, an excess of $333,000 and $100.8 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and D&N Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2000, the Company's cumulative one-year gap was a negative 12.11% of total earning assets.

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

As of June 30, 2000, the earnings simulation model projects net interest income would decrease by 9.6% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 8.5%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.       Changes in Securities
              On May 18, 2000, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on July 3, 2000 to shareholders of record June 9, 2000.

Item 6.       Exhibits and Reports on Form 8-K
              (a)  Exhibits
                   (27)     Financial Data Schedule

              (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the second quarter of 2000.

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




                                   REPUBLIC BANCORP INC.
                                   ---------------------
                                   (Registrant)


Date:  August 14, 2000             BY:   /s/ Thomas F. Menacher
                                         --------------------------
                                         Thomas F. Menacher
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)