Form 10-Q
period 2000-09-30
REPUBLIC BANCORP INC
filed 2000-11-14
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000          Commission File Number 0-15734


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

Common Stock Outstanding as of October 31, 2000:

Common Stock, $5 Par Value ..........................     45,017,000 Shares

                                      INDEX


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999 .....................................      3

              Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 2000 and 1999...................      4

              Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999...................      5

              Notes to Consolidated Financial Statements.................  6 - 9

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition..............10 - 22


PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings..........................................     23

      Item 2. Changes in Securities......................................     23

      Item 6. Exhibits and Reports on Form 8-K...........................     23

SIGNATURE................................................................     24

EXHIBITS.................................................................     25

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                         September 30,   December 31,
(Dollars in thousands)                                       2000           1999
------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $    65,512    $    83,761
Mortgage loans held for sale                                  400,746        459,059
Securities available for sale (amortized cost of
   $191,031 and $210,385, respectively)                       188,051        206,459
Loans                                                       3,738,361      3,373,425
   Less allowance for loan losses                             (28,379)       (27,128)
                                                          -----------    -----------
Net loans                                                   3,709,982      3,346,297
                                                          -----------    -----------
Premises and equipment                                         35,208         40,025
Mortgage servicing rights                                      60,546         67,290
Other assets                                                   91,745         98,724
                                                          -----------    -----------
Total assets                                              $ 4,551,790    $ 4,301,615
                                                          ===========    ===========

LIABILITIES
Noninterest-bearing deposits                              $   251,119    $   206,990
Interest-bearing deposits                                   2,397,393      2,406,060
                                                          -----------    -----------
     Total deposits                                         2,648,512      2,613,050
Federal funds purchased and other short-term borrowings         2,153         57,243
FHLB advances                                               1,402,114      1,172,211
Accrued expenses and other liabilities                        135,327        116,451
Long-term debt                                                 47,500         47,500
                                                          -----------    -----------
     Total liabilities                                      4,235,606      4,006,455

Preferred stock of subsidiary                                  28,719         28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding                                     --             --
Common stock, $5 par value, 75,000,000 shares
   authorized; 44,998,000 and 45,286,000 shares
   issued and outstanding, respectively                       224,990        226,429
Capital surplus                                                37,767         39,163
Retained earnings                                              26,645          3,401
Accumulated other comprehensive loss                           (1,937)        (2,552)
                                                          -----------    -----------
Total shareholders' equity                                    287,465        266,441
                                                          -----------    -----------
     Total liabilities and shareholders' equity           $ 4,551,790    $ 4,301,615
                                                          ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
(In thousands, except per share data)                    2000        1999        2000        1999
---------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees                                 $  87,218   $  70,017   $ 247,299   $ 191,924
Investment securities                                     3,633       6,325      10,966      26,469
                                                      ---------   ---------   ---------   ---------
       Total interest income                             90,851      76,342     258,265     218,393
                                                      ---------   ---------   ---------   ---------

Interest Expense:
Deposits                                                 33,098      25,357      90,056      79,445
Short-term borrowings                                       447         744       2,848       2,638
FHLB advances                                            22,867      15,506      61,916      40,158
Long-term debt                                              859         930       2,576       2,854
                                                      ---------   ---------   ---------   ---------
       Total interest expense                            57,271      42,537     157,396     125,095
                                                      ---------   ---------   ---------   ---------
Net interest income                                      33,580      33,805     100,869      93,298
Provision for loan losses                                 1,600       1,575       4,800       9,675
                                                      ---------   ---------   ---------   ---------
Net interest income after provision for loan losses      31,980      32,230      96,069      83,623
                                                      ---------   ---------   ---------   ---------

Non-interest Income:
Service charges                                           2,073       1,922       5,749       5,431
Mortgage loan production and servicing revenue           14,813      19,024      50,313      67,522
Gain (loss) on sale of securities                            --          10          97      (6,578)
Other non-interest income                                 1,083       1,364       3,119       3,616
                                                      ---------   ---------   ---------   ---------
       Total non-interest income                         17,969      22,320      59,278      69,991
                                                      ---------   ---------   ---------   ---------

Non-interest Expense:
Salaries and employee benefits                           17,485      18,320      55,108      61,559
Occupancy expense of premises                             3,320       3,492      10,275      10,284
Equipment expense                                         2,192       2,195       6,699       5,640
Other non-interest expense                                9,333      10,657      28,604      33,651
Merger integration and restructuring                         --          --          --      31,521
                                                      ---------   ---------   ---------   ---------
       Total non-interest expense                        32,330      34,664     100,686     142,655
                                                      ---------   ---------   ---------   ---------
Income before income taxes                               17,619      19,886      54,661      10,959
Provision for income taxes                                5,611       6,750      17,874       4,815
                                                      ---------   ---------   ---------   ---------
Income before preferred stock dividends                  12,008      13,136      36,787       6,144
Preferred stock dividends                                   681         681       2,042       2,042
                                                      ---------   ---------   ---------   ---------
Net income                                            $  11,327   $  12,455   $  34,745   $   4,102
                                                      =========   =========   =========   =========


Basic earnings per share                              $     .25   $     .28   $     .77   $     .09
                                                      =========   =========   =========   =========

Diluted earnings per share                            $     .25   $     .27   $     .77   $     .09
                                                      =========   =========   =========   =========

Average common shares outstanding - diluted              45,292      45,858      45,409      45,723
                                                      =========   =========   =========   =========

Cash dividends declared per common share              $    .085   $    .082   $    .255   $    .245
                                                      =========   =========   =========   =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Nine Months Ended September 30  (In thousands)                           2000           1999
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                           $    34,745    $     4,102
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         6,723          7,190
     Amortization of mortgage servicing rights                             5,858         10,096
Net (gain) loss on sale of securities available for sale                     (97)         6,578
     Net gain on sale of mortgage servicing rights                       (22,223)       (29,263)
     Net gain on sale of loans                                            (1,021)        (2,627)
     Origination of mortgage loans held for sale                      (2,586,521)    (3,330,280)
     Proceeds from sales of mortgage loans held for sale               2,644,833      3,659,847
     Net decrease in other assets                                         11,747          4,238
     Net increase (decrease) in other liabilities                         18,876        (33,638)
     Other, net                                                           (3,226)        (3,755)
                                                                     -----------    -----------
       Total adjustments                                                  74,949        288,386
                                                                     -----------    -----------
Net cash provided by operating activities                                109,694        292,488
                                                                     -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale                       19,114        423,499
Proceeds from maturities/payments of securities available for sale         9,347        308,765
Purchases of securities available for sale                                (9,191)      (243,561)
Proceeds from maturities/payments of securities held to maturity              --         11,149
Purchases of securities held to maturity                                      --       (121,561)
Proceeds from sale of consumer loans                                      56,400             --
Proceeds from sale of commercial and residential real estate loans       103,383         54,025
Net increase in loans made to customers                                 (522,375)      (792,331)
Proceeds from sale of mortgage servicing rights                           47,074         57,482
Additions to mortgage servicing rights                                   (26,734)       (38,767)
                                                                     -----------    -----------
       Net cash used in investing activities                            (322,982)      (341,300)
                                                                     -----------    -----------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                       35,462       (120,353)
Net decrease in short-term borrowings                                    (55,090)       (51,313)
Net (decrease) increase in short-term FHLB advances                     (128,000)       427,000
Proceeds from long-term FHLB advances                                    625,000         35,000
Payments on long-term FHLB advances                                     (267,097)      (229,660)
Payments on long-term debt                                                    --           (903)
Net proceeds from issuance of common shares                                2,129          5,177
Repurchase of common shares                                               (5,821)        (1,729)
Dividends paid                                                           (11,544)        (8,205)
                                                                     -----------    -----------
       Net cash provided by financing activities                         195,039         55,014
                                                                     -----------    -----------

Net (decrease) increase in cash and cash equivalents                     (18,249)         6,202
Cash and cash equivalents at beginning of period                          83,761         47,712
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $    65,512    $    53,914
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

Note 3 - Merger Integration and Restructuring Charge
         -------------------------------------------
In connection with the merger of D&N Financial Corporation on May 17, 1999, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges in the second quarter of 1999. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 - 18 month period following the merger. The Company expects to complete these actions in the fourth quarter of 2000 when Republic Bank and D&N Bank merge. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represents 14% of the combined workforce of Republic Bank and D&N Bank. As of September 30, 2000, 173 positions had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 3 offices and the divestiture of identified facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in the second quarter of 1999 and the reserve balance remaining at September 30, 2000:

------------------------------------------------------------------------------------
                                                         Initial   Amount    Reserve
(In thousands)                                           Reserve  Utilized   Balance
------------------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit accruals               $10,446   $ 9,184   $ 1,262
   Professional fees                                       5,133     5,133        --
   Branch closings and real estate transactions            8,652     7,493     1,159
   Systems                                                 2,201       195     2,006
   Other                                                   5,089     5,089        --
                                                         -------   -------   -------
     Total merger integration and restructuring charge   $31,521   $27,094   $ 4,427
                                                         =======   =======   =======
------------------------------------------------------------------------------------

Note 4 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                                            2000            1999
                                                          ----            ----
Cash paid during the period for:
     Interest ..................................        $156,477        $123,917
     Income taxes ..............................        $ 12,459           5,999

Non-cash investing activities:
     Loan charge-offs ..........................        $  4,565        $  6,420

Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
(Dollars in thousands, except per share data)              2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ....................................   $    11,327   $    12,455   $    34,745   $     4,102

Denominator for basic earnings per share--
     weighted-average shares .......................    45,053,754    45,259,162    45,110,577    45,094,358

     Effect of dilutive securities:
           Employee stock options ..................       222,526       554,049       280,485       580,537
           Warrants ................................        15,869        44,508        18,227        48,376
                                                       -----------   -----------   -----------   -----------
                Dilutive potential common shares ...       238,395       598,557       298,712       628,913
                                                       -----------   -----------   -----------   -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions    45,292,149    45,857,719    45,409,289    45,723,271
                                                       ===========   ===========   ===========   ===========

     Basic earnings per share ......................   $       .25   $       .28   $       .77   $       .09
                                                       ===========   ===========   ===========   ===========
     Diluted earnings per share ....................   $       .25   $       .27   $       .77   $       .09
                                                       ===========   ===========   ===========   ===========

Note 6 - Comprehensive Income
         --------------------

The following table sets forth the computation of comprehensive income:

---------------------------------------------------------------------------------------------------------
                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
(In thousands)                                                  2000       1999         2000        1999
---------------------------------------------------------------------------------------------------------
Net income ................................................   $ 11,327   $ 12,455    $ 34,745    $  4,102

Unrealized holding gains (losses) on securities, net of tax   $    967   $   (289)   $    678    $ (7,998)
Reclassification adjustment for (gains) losses included
        in net income, net of tax .........................         --         (7)        (63)      4,276
                                                              --------   --------    --------    --------

Net unrealized gains (losses) on securities, net of tax ...        967       (296)        615      (3,722)
                                                              --------   --------    --------    --------
Comprehensive income ......................................   $ 12,294   $ 12,159    $ 35,360    $    380
                                                              ========   ========    ========    ========
---------------------------------------------------------------------------------------------------------

Note 7 - Segment Information
         -------------------

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

The following table presents the financial results of each business segment for the three months ended September 30, 2000 and 1999.

                                      Commercial and
                                      Retail Banking          Mortgage Banking         Consolidated
---------------------------------------------------------------------------------------------------------
                                    Three Months Ended,      Three Months Ended,     Three Months Ended,
                                   Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,  Sept. 30,
(In thousands)                        2000        1999        2000        1999 (2)     2000        1999
---------------------------------------------------------------------------------------------------------
Interest income .................   $ 82,096    $ 67,495    $  8,755     $  8,847    $ 90,851    $ 76,342
Interest expense ................     48,350      35,304       8,921        7,233      57,271      42,537
                                    --------    --------    --------     --------    --------    --------
Net interest income(3) ..........     33,746      32,191        (166)       1,614      33,580      33,805
Provision for loan losses .......      1,600       1,575          --           --       1,600       1,575
Noninterest income ..............      3,156       1,991      14,813       20,329      17,969      22,320
Noninterest expense .............     17,185      15,760      15,145       18,904      32,330      34,664
                                    --------    --------    --------     --------    --------    --------
   Income before taxes ..........   $ 18,117    $ 16,847    $   (498)    $  3,039    $ 17,619    $ 19,886
                                    ========    ========    ========     ========    ========    ========

Preferred stock dividend ........   $    681    $    681    $     --     $     --    $    681    $    681
Income taxes ....................   $  5,785    $  5,680    $   (174)    $  1,070    $  5,611    $  6,750
Depreciation and amortization ...   $  1,185    $    775    $  3,093     $  2,807    $  4,278    $  3,582
Capital expenditures ............   $  2,012    $  1,387    $    256     $  1,708    $  2,268    $  3,095
Identifiable assets (in millions)   $  4,026    $  3,676    $    526     $    559    $  4,552    $  4,235
Efficiency ratio ................      42.33%      50.37%      103.4%       86.15%      62.72%      61.77%

---------------------------------------------------------------------------------------------------------

         -------------------------------

The following table presents the financial results of each business segment for the nine months ended September 30, 2000 and 1999.

--------------------------------------------------------------------------------------------------------
                                       Commercial and
                                       Retail Banking          Mortgage Banking         Consolidated
--------------------------------------------------------------------------------------------------------
                                     Nine Months Ended,      Nine Months Ended,      Nine Months Ended,
                                   Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(In thousands)                       2000         1999(1)     2000     1999(1) (2)    2000       1999(1)
--------------------------------------------------------------------------------------------------------
Interest income .................   $231,227    $190,014    $ 27,038    $ 28,379    $258,265    $218,393
Interest expense ................    130,886     101,067      26,510      24,028     157,396     125,095
                                    --------    --------    --------    --------    --------    --------
Net interest income(3) ..........    100,341      88,947         528       4,351     100,869      93,298
Provision for loan losses .......      4,800       4,675          --          --       4,800       4,675
Noninterest income ..............      8,965       8,717      50,313      68,827      59,278      77,544
Noninterest expense .............     50,642      48,641      50,044      62,493     100,686     111,134
                                    --------    --------    --------    --------    --------    --------
Income before taxes .............   $ 53,864    $ 44,348    $    797    $ 10,685    $ 54,661    $ 55,033
                                    ========    ========    ========    ========    ========    ========

Preferred stock dividend ........   $  2,042    $  2,042    $     --    $     --    $  2,042    $  2,042
Income taxes ....................   $ 17,595    $ 15,050    $    279    $  3,639    $ 17,874    $ 18,689
Depreciation and amortization ...   $  3,757    $  4,794    $  8,824    $ 12,492    $ 12,581    $ 17,286
Capital expenditures ............   $  2,702    $  4,095    $  3,453    $  4,107    $  6,155    $  8,202
Identifiable assets (in millions)   $  4,026    $  3,676    $    526    $    559    $  4,552    $  4,235
Efficiency ratio ................      41.76%      54.31%      98.43%      85.40%      62.91%      65.42%

--------------------------------------------------------------------------------------------------------

(1) Amounts for 1999 exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation in the second quarter , a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.

(2) In the third quarter of 1999, the mortgage banking segment was allocated $1,305,000 of noninterest income for forgone gains on sale of mortgages due to the Company maintaining $230 million of its mortgage loan production in its portfolio rather than selling the loans in the secondary market.

(3) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred to fund loan production and servicing acquisitions. The Company's internal funds transfer pricing charges the mortgage banking segment an interest rate based on LIBOR to fund its loans held for sale balances and an interest rate based on the prime rate to fund its servicing portfolio and operations.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

Net income for the nine months ended September 30, 2000 was $34.7 million, a 1% increase over net operating income of $34.3 million for the nine months ended September 30, 1999. For the nine months period ended September 30, 2000, diluted earnings per share were $0.77, an increase of 3% over the $0.75 earned in 1999. Annualized returns on average assets and shareholders' equity for the first nine months of 2000 were 1.04% and 16.74%, respectively.

The Company reported net income for the third quarter of 2000 of $11.3 million compared to net income of $12.5 million for the third quarter of 1999. Diluted earnings per share were $0.25 for the quarter compared to $0.27 earned for the third quarter of 1999. Net income for the quarter generated annualized returns of .99% on average assets and 15.93% on average equity.

To better understand underlying trends and performance, net operating earnings for 1999 exclude the impact of the one-time charges related to the Company's merger with D&N Financial Corporation. In total, $44.1 million of charges were recorded in the second quarter of 1999, consisting of $31.5 million in merger and restructuring charges, a $7.6 million loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million provision for loan losses. Including these charges, the Company reported net income for the nine months ended September 30, 1999 of $4.1 million.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $941 million in single-family residential mortgage loans in the third quarter of 2000, compared to $1.31 billion closed in the same period last year. During the nine months ended September 30, 2000, mortgage loan closings were $2.94 billion, compared to $4.14 billion for the comparable period in 1999. Mortgage loan volumes during 2000 decreased due to a rising interest rate environment which has resulted in a lower level of mortgage lending activity and the closing of 42 mortgage loan production offices at September 30, 2000 compared to a year ago. Refinancings for the third quarter of 2000 represented approximately 10% of total closings compared to 12% in the third quarter of 1999. During the nine months ended September 30, 2000, refinancings represented approximately 11% of total closings compared to 24% for the same period of 1999.

The following table summarizes the Company's income from mortgage banking activities:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
(In thousands)                                    2000         1999       2000          1999
--------------------------------------------------------------------------------------------
Mortgage loan production revenue (1)..........$ 13,441     $ 16,651   $ 42,179     $ 64,001
Net mortgage loan servicing revenue (2).......   1,372        2,373      5,916        3,521
Gain on sale of bulk servicing................       -            -      2,218            -
                                              --------     --------   --------     --------
      Total mortgage banking revenue..........$ 14,813     $ 19,024   $ 50,313     $ 67,522
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

For the three months ended September 30, 2000, mortgage banking revenue decreased $4.2 million, or 22%, to $14.8 million from $19.0 million a year earlier. For the nine months ended September 30, 2000, mortgage banking revenue decreased $17.2 million, or 25%, compared to the same period a year ago. These decreases are primarily the result of decreases in mortgage loan production revenue of 19% for the third quarter of 2000 and 34% for the nine months ended September 30, 2000 compared to 1999 primarily reflecting the decrease in mortgage loan closing volume discussed above. The decrease in mortgage loan production revenue was also due to a higher demand for adjustable rate mortgage loans which yield a lower margin than fixed rate mortgage loans when sold in the secondary market. The decrease in mortgage loan production revenue for the nine months ended September 30, 2000 was partially offset by an increase in net mortgage loan servicing revenue and gain on sale of bulk servicing during the first and second quarters.

Net mortgage loan servicing revenue was $1.4 million for the quarter ended September 30, 2000 compared to $2.4 million for the quarter ended September 30, 1999. The decrease reflects a reduction in the average mortgage loan servicing portfolio as loans serviced for others averaged $2.6 billion for the third quarter of 2000 compared to $3.5 billion for 1999. Net mortgage loan servicing revenue for the nine months ended September 30, 2000 increased to $5.9 million compared to $3.5 million in 1999 primarily due to a decrease in amortization expense of mortgage servicing rights offset by a decrease in servicing fees as a result of a decrease in the average loans serviced. Loans serviced for others averaged $2.8 billion and $3.8 billion for the nine months ended September 30, 2000 and 1999, respectively.

Amortization of mortgage servicing rights totaled $2.1 million for the third quarter of 2000 compared to $2.2 million for the same quarter last year. For the nine months ended September 30, 2000, amortization of mortgage servicing rights totaled $5.9 million compared to $10.1 million for the same period in 1999. The decreases in amortization expense were the result of a decline in residential mortgage loan refinance activity during 2000 and corresponding declines in mortgage prepayments compared to 1999.

The Company evaluates its mortgage servicing rights for impairment on a quarterly basis and as of September 30, 2000 had $2.0 million recorded in impairment reserves, a decrease of $360,000 from December 31, 1999. The impairment reserves were reduced as a result of the bulk sales of mortgage servicing rights during the first half of 2000.

The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. During the nine months ended September 30, 2000, bulk sales of mortgage servicing rights for loans with principal balances of $657 million resulted in a gain of $2.2 million. The Company did not have any bulk sales of mortgage servicing rights in the first nine months of 1999.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and nine months ended September 30, 2000 and 1999.

Net interest income, on a fully taxable equivalent (FTE) basis, was $33.6 million for the third quarter of 2000 compared to $33.8 million for the third quarter of 1999. The decrease was primarily the result of an increase in the Company's cost of funds offsetting the Company's growth in portfolio loans. The average portfolio loan balance increased $640.6 million, or 20% during the third quarter of 2000 compared to 1999, which reflects a $289.8 million, or 37% increase in average commercial loans, a $296.8 million, or 18% increase in residential real estate mortgage loans, and a $54.0 million, or 8% increase in installment loans. Funding the growth in portfolio loans were increases in the Company's time deposits and FHLB advances as well as a reduction in the average balance of investment securities and mortgage loans held for sale. In order to reduce interest rate risk and improve future net interest income, the Company sold $400 million of low-yielding fixed rate investment securities in the second and third quarters of 1999. The proceeds from the sale were redeployed into higher yielding commercial and residential mortgage loans.

The net interest margin (FTE) was 3.07% for the quarter ended September 30, 2000, a decrease of 33 basis points from 3.40% in 1999. The decrease in the margin was due to an increase in the Company's cost of funds during the third quarter of 2000, which was partially offset by an increase in the yield on earning assets and an improved mix of earning assets from low-yielding fixed rate investment securities toward higher-yielding loan products.

For the nine months ended September 30, 2000, net interest income (FTE) was $100.9 million, an increase of $7.6 million, or 8%, over the same period of 1999. The net interest margin (FTE) for the nine months ended September 30, 2000, decreased 9 basis points to 3.15% from 3.24% for the comparable period in 1999. The decrease in the net interest margin was due to an increase in the Company's cost of funds during the first nine months of 2000 more than offsetting the improved mix of earning assets.


Noninterest Expense
-------------------
For the quarter ended September 30, 2000, total noninterest expense decreased $2.3 million, or 7%, to $32.3 million compared to $34.7 million for the third quarter of 1999. For the nine months ended September 30, 2000, total noninterest expense decreased $10.4 million, or 9%, to $100.7 million from $111.1 million in 1999, excluding the one-time merger integration and restructuring charge of $31.5 million related to the merger with D&N Financial Corporation. These decreases are primarily the result of decreases in salaries and employee benefits and other noninterest expense, reflecting cost savings associated with the integration of D&N Bank, the reduced level of mortgage loan production and the closing of 42 mortgage loan production offices at September 30, 2000 compared to a year ago.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                             Three Months Ended                      Three Months Ended
                                                          September 30, 2000                         September 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                  Average       Average                   Average
(Dollar amounts in thousands)                            Balance      Interest     Rate          Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................   $     3,805     $     59      6.15%      $     2,221     $    28     5.00%
Mortgage loans held for sale......................       406,368        8,551      8.35           459,526       8,524     7.36
Securities available for sale ....................       191,401        3,587      7.50           372,264       6,315     6.79
Portfolio loans(1):
   Commercial loans...............................     1,063,068       24,799      9.26           773,239      16,696     8.57
   Residential real estate mortgage loans.........     1,975,965       36,940      7.48         1,679,195      29,784     7.09
   Installment loans..............................       742,229       16,928      9.05           688,253      15,013     8.65
                                                     -----------     --------     -----       -----------     -------    -----
         Total loans, net of unearned income......     3,781,262       78,667      8.29         3,140,687      61,493     7.80
                                                     -----------     --------     -----       -----------     -------    -----
     Total interest-earning assets................     4,382,836       90,864      8.26         3,974,698      76,360     7.65
Allowance for loan losses.........................       (28,680)                                 (25,091)
Cash and due from banks...........................        67,588                                   45,306
Other assets......................................       177,956                                  118,642
                                                     -----------                              -----------
     Total assets.................................   $ 4,599,700                              $ 4,113,555
                                                     ===========                              ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................   $   101,245          438      1.72       $    95,188         441     1.84
Savings deposits .................................       733,319        5,827      3.15           784,145       5,728     2.90
Time deposits.....................................     1,701,311       26,833      6.26         1,433,856      19,188     5.31
                                                     -----------     --------      ----       -----------     -------     ----
   Total interest-bearing deposits................     2,535,875       33,098      5.18         2,313,189      25,357     4.35
Short-term borrowings.............................        26,456          447      6.70            56,728         744     5.20
FHLB advances....................................      1,421,401       22,867      6.38         1,117,085      15,506     5.51
Long-term debt....................................        47,500          859      7.23            51,468         930     7.23
                                                     -----------     --------     -----       -----------     -------    -----
     Total interest-bearing liabilities...........     4,031,232       57,271      5.64         3,538,470      42,537     4.77
                                                                     --------     -----                       -------    -----
Noninterest-bearing deposits......................       187,235                                  183,951
Other liabilities.................................        68,072                                  106,244
                                                     -----------                              -----------
     Total liabilities............................     4,286,539                                3,828,665
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       284,442                                  256,171
                                                     -----------                              -----------
     Total liabilities and shareholders' equity...   $ 4,599,700                              $ 4,113,555
                                                     ===========                              ===========

Net interest income/rate spread (FTE).............                   $ 33,593      2.62%                      $33,823     2.88%
                                                                     ========      ====                       =======     ====
Net interest margin (FTE).........................                                 3.07%                                  3.40%
                                                                                   ====                                   ====

         Increase (decrease) due to change in:            Volume(2)                Rate(2)                 Net Change
         --------------------------------------------------------------------------------------------------------------
         Short-term investments...................       $    24                  $      7                    $     31
         Mortgage loans held for sale.............        (1,039)                    1,066                          27
         Securities available for sale............        (3,332)                      604                      (2,728)
         Portfolio loans(1):
            Commercial loans......................         6,670                     1,433                       8,103
            Residential real estate mortgage loans         5,458                     1,698                       7,156
            Installment loans.....................         1,205                       710                       1,915
                                                        --------                  --------                    --------
              Total loans, net of unearned income.        13,333                     3,841                      17,174
                                                        --------                  --------                    --------
              Total interest income...............         8,986                     5,518                      14,504

         Interest-bearing demand deposits.........            27                       (30)                         (3)
         Savings deposits.........................          (378)                      477                          99
         Time deposits............................         3,902                     3,743                       7,645
                                                        --------                  --------                    --------
           Total interest-bearing deposits........         3,551                     4,190                       7,741
         Short-term borrowings....................          (469)                      172                        (297)
         FHLB advances............................         4,660                     2,701                       7,361
         Long-term debt...........................           (71)                        -
                                                        --------                  --------
                 (71)
              Total interest expense.............          7,671                     7,063                      14,734
                                                        --------                  --------                    --------
              Net interest income.................      $  1,315                  $ (1,545)                   $   (230)
                                                        ========                  ========                    =======

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                                Nine Months Ended                       Nine Months Ended
                                                              September 30, 2000                         September 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average      Average                   Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................    $    2,571     $    113      5.85%       $   19,858    $    631     4.25%
Mortgage loans held for sale......................       437,199       26,726      8.14           523,327      28,078     7.17
Securities available for sale.....................       198,959       10,903      7.31           532,444      25,892     6.48
Portfolio loans(1):
   Commercial loans...............................       987,633       66,939      9.03           703,793      45,289     8.60
   Residential real estate mortgage loans.........     1,900,158      104,376      7.32         1,414,839      76,575     7.22
   Installment loans..............................       742,636       49,258      8.84           651,537      41,982     8.61
                                                      ----------     --------      ----        ----------    --------     ----
     Total loans, net of unearned income..........     3,630,427      220,573      8.10         2,770,169     163,846     7.90
                                                      ----------     --------      ----        ----------    --------     ----
     Total interest-earning assets................     4,269,156      258,315      8.06         3,845,798     218,447     7.58
Allowance for loan losses.........................       (28,188)                                 (23,138)
Cash and due from banks...........................        63,260                                   40,508
Other assets......................................       160,492                                  158,134
                                                      ----------                               ----------
     Total assets.................................    $4,464,720                               $4,021,302
                                                      ==========                               ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................    $  107,295        1,310      1.63        $   98,115       1,287     1.75
Savings deposits..................................       722,131       16,646      3.07           788,680      17,198     2.92
Time deposits.....................................     1,621,151       72,100      5.92         1,508,219      60,960     5.40
                                                      ----------     --------      ----        ----------    --------     ----
   Total interest-bearing deposits................     2,450,577       90,056      4.90         2,395,014      79,445     4.43
Short-term borrowings.............................        61,188        2,848      6.20            66,591       2,638     5.30
FHLB advances....................................      1,339,872       61,916      6.16           954,820      40,158     5.62
Long-term debt....................................        47,500        2,576      7.23            52,949       2,854     7.19
                                                      ----------     --------      ----        ----------    --------     ----
     Total interest-bearing liabilities...........     3,899,137      157,396      5.38         3,469,374     125,095     4.82
                                                                     --------      ----                      --------     ----
Noninterest-bearing deposits......................       190,769                                  178,735
Other liabilities.................................        69,273                                   80,261
                                                      ----------                               ----------
     Total liabilities............................     4,159,179                                3,728,370
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       276,822                                  264,213
                                                      ----------                               ----------
     Total liabilities and shareholders' equity...    $4,464,720                               $4,021,302
                                                      ==========                               ==========

Net interest income/Rate spread (FTE).............                   $100,919      2.68%                     $ 93,352     2.76%
                                                                     ========      ====                      ========     ====
Net interest margin...............................                                 3.15%                                  3.24%
                                                                                   ====                                   ====

         Increase (decrease) due to change in:            Volume(2)                Rate(2)                    Net Change
         --------------------------------------------------------------------------------------------------------------
         Short-term investments...................     $   (694)                  $    176                    $   (518)
         Mortgage loans held for sale.............       (4,921)                     3,569                      (1,352)
         Investment securities....................      (17,947)                     2,958                     (14,989)
         Portfolio loans(1):
            Commercial loans......................       19,262                      2,388                      21,650
            Real estate mortgage loans............       26,722                      1,079                      27,801
            Installment loans.....................        6,109                      1,167                       7,276
                                                       --------                   --------                    --------
              Total loans, net of unearned income.       52,093                      4,634                      56,727
                                                       --------                   --------                    --------
              Total interest income...............       28,531                     11,337                      39,868

         Interest-bearing demand deposits.........          115                        (92)                         23
         Savings deposits.........................       (1,446)                       894                        (552)
         Time deposits............................        4,873                      6,267                      11,140
                                                       --------                   --------                    --------
           Total interest-bearing deposits........        3,542                      7,069                      10,611
         Short-term borrowings....................         (223)                       433                         210
         FHLB advances............................       26,940                     (5,182)                     21,758
         Long-term debt...........................         (374)                        96                        (278)
                                                       --------                   --------                    --------
              Total interest expense.............        29,885                      2,416                      32,301
                                                       --------                   --------                    --------
              Net interest income.................     $ (1,354)                  $  8,921                    $  7,567
                                                       ========                   ========                    ========

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At September 30, 2000, the Company had $4.6 billion in total assets, an increase of $250.2 million, or 6%, from $4.3 billion at December 31, 1999. The increase is primarily the result of increases in the Company's portfolio of commercial and residential real estate mortgage loans.

Securities
----------
Investment securities available for sale decreased $18.4 million, to $188.1 million, representing 4.1% of total assets at September 30, 2000. At December 31, 1999, the investment securities portfolio totaled $206.5 million, or 4.8% of total assets. During the first nine months of 2000, the company sold $19.1 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $111,000 and $14,000, respectively.

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

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at September 30, 2000:


                                                                                Securities Available for Sale
                                                                    --------------------------------------------------------
                                                                                     Gross           Gross       Estimated
                                                                    Amortized      Unrealized      Unrealized        Fair
(In thousands)                                                        Cost           Gains           Losses          Value
----------------------------------------------------------------------------------------------------------------------------
 Debt Securities:
   U.S. Treasury and Government agency securities.............      $  34,407        $   -         $   772          $ 33,635
   Collateralized mortgage obligations........................         60,626            -           1,763            58,863
   Interest-only certificates.................................             69            -               -                69
   Mortgage-backed securities.................................         16,048            -             512            15,536
   Municipal and other securities.............................          3,144           67               -             3,211
                                                                    ---------        -----         -------          --------
     Total debt securities....................................        114,294           67           3,047           111,314
Equity securities and investment in FHLB......................         76,737            -               -            76,737
                                                                    ---------        -----         -------          --------
     Total securities available for sale......................      $ 191,031        $  67         $ 3,047          $188,051
                                                                    =========        =====         =======          ========


Certain securities having a carrying value of approximately $108.3 million and $25.3 million at September 30, 2000 and December 31, 1999, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $400.7 million at September 30, 2000 compared to $459.1 million at December 31, 1999. The decrease was caused by a decrease in residential mortgage loan closings during the third quarter of 2000 over the fourth quarter of 1999 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
---------------
Total portfolio loans were $3.74 billion at September 30, 2000, an increase of $364.9 million, or 11%, from $3.37 billion at December 31, 1999. This increase resulted from increases in the commercial and residential real estate mortgage loan portfolios. The residential mortgage portfolio loan balance increased $197.6 million, or 11%, since year-end 1999 to $1.97 billion at September 30, 2000. The increase in residential mortgage loans resulted from the Company holding a higher percentage of variable rate residential loan closings in its portfolio.

The commercial portfolio loan balance increased $198.8 million during the first nine months of 2000, for an annualized growth rate of 30%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the nine months ended September 30, 2000 and 1999, the Company closed $25.2 million and $36.2 million in Small Business Administration (SBA) loans, respectively. The Company sold $10.3 million and $7.1 million of the guaranteed portion of SBA loans in the first nine months of 2000 and 1999, respectively, resulting in corresponding gains of $403,000 and $492,000, respectively.

The installment loan portfolio decreased $31.5 million during the first nine months of 2000 due primarily to loan sales and runoff from the indirect consumer loan portfolio. During the third quarter, the Company sold $56.4 million of indirect marine and RV loans. There was no material gain on the sale. The direct consumer loan portfolio has grown $70.7 million, or 19%, from December 31, 1999.

The following table provides further information regarding the Company's loan portfolio:

                                                                September 30, 2000                    December 31, 1999
                                                           -----------------------------      ------------------------------
(Dollars in thousands)                                        Amount            Percent             Amount           Percent
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial.........................       $    80,987            2.2%          $    88,370            2.6%
   Commercial real estate mortgage ..................         1,006,339           26.9               800,122           23.7
                                                            -----------          -----           -----------          -----
        Total commercial loans.......................         1,087,326           29.1               888,492           26.3
Residential real estate mortgages....................         1,971,412           52.7             1,773,795           52.6
Installment loans:
     Consumer direct.................................           438,748           11.7               368,095           10.9
     Consumer indirect...............................           240,875            6.5               343,043           10.2
                                                            -----------          -----           -----------          -----
         Total installment loans.....................           679,623           18.2               711,138           21.1
                                                            -----------          -----           -----------          -----
       Total portfolio loans.........................       $ 3,738,361          100.0%          $ 3,373,425          100.0%
                                                            ===========          =====           ===========          =====


Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage loans, commercial real estate construction loans, residential real estate mortgage loans, residential real estate construction loans, and home equity loans). As of September 30, 2000, such loans comprised approximately 87% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                              September 30,     December 31,
(Dollars in thousands)                                           2000             1999
------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial..............................................   $  8,684         $  4,651
     Residential real estate mortgages.......................     11,768           10,449
   Installment...............................................      2,113            2,419
                                                                --------         --------
       Total non-performing loans............................     22,565           17,519
   Other real estate owned...................................      3,550            4,743
                                                                --------         --------
       Total non-performing assets...........................   $ 26,115         $ 22,262
                                                                ========         ========

Non-performing assets as a percentage of:
     Portfolio loans and OREO.............................          .70%             .66%
     Portfolio loans, mortgage loans held for
           sale and OREO ....................................       .63%             .58%
     Total assets............................................       .57%             .52%

Loans past due 90 days or more and still accruing interest:
   Commercial................................................   $      -         $    100
   Residential real estate...................................          -                -
   Installment...............................................          -                -
                                                                --------         --------
       Total loans past due 90 days or more..................   $      -         $    100
                                                                ========         ========


At September 30, 2000, approximately $32.3 million, or .78% of total loans were 30-89 days delinquent, compared to $34.5 million, or .90%, at December 31, 1999.

Provision and Allowance for Loan Losses
---------------------------------------
The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

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

Gross loan charge-offs decreased $1.9 million to $4.6 million for the nine months ended September 30, 2000 compared to $6.4 million for the same period of 1999. The decrease is primarily related to charge-offs of certain commercial loans during the second quarter of 1999. The Company recorded provision for loan losses of $4.8 million for the nine months ended September 30, 2000 compared to $9.7 million for 1999, reflecting an increase in the provision for loan losses recorded in the second quarter of 1999 as a result the increase in charge-offs.

The following table provides an analysis of the allowance for loan losses:

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         -----------------------------

(Dollars in thousands)                                                     2000                1999
------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1.....................................................$  27,128           $  21,446
   Loans charged off.....................................................   (4,565)             (6,420)
   Recoveries of loans previously charged off............................    1,016               1,167
                                                                         ---------           ---------
     Net charge-offs.....................................................   (3,549)             (5,253)
   Provision charged to expense..........................................    4,800               9,675
                                                                         ---------           ---------
Balance at September 30..................................................$  28,379           $  25,868
                                                                         =========           =========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) ....................................      .12%                .21%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end...........................................      .76                 .79
Allowance for loan losses as a percentage of non-performing
     loans...............................................................   125.77              131.68



Off-Balance Sheet Instruments
-----------------------------
At September 30, 2000, the Company had outstanding $261.6 million of commitments to fund residential real estate loan applications with agreed-upon rates. Committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

At September 30, 2000, the Company had outstanding mandatory forward commitments to sell $572.0 million of residential mortgage loans, of which $347.6 million covered mortgage loans held for sale and $224.4 million covered commitments to fund residential real estate loan applications with agreed-upon rates. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 2000 without producing any material gains or losses. At September 30, 2000, the mortgage loans held for sale balance included $53.1 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $38.6 million, or 73%, of these loans were loans that had been committed for bulk sale to third parties prior to September 30, 2000 or were floating rate residential loans.

LIABILITIES
-----------
Total liabilities were $4.2 billion at September 30, 2000, a $229 million, or 6% increase from $4.0 billion at December 31, 1999. This increase was primarily due to an increase in deposits and FHLB advances corresponding to the increase in total loans.

Deposits
--------
Total deposits increased $35.5 million, or 1.4%, to $2.65 billion at September 30, 2000 from $2.61 billion at December 31, 1999.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 2000 and the year ended December 31, 1999, were as follows:

                                               September 30, 2000                        December 31, 1999
                                        ---------------------------------       --------------------------------
                                                                 Average
                                         Ending    Average     Rate During      Ending     Average    Rate During
(Dollars in thousands)                  Balance    Balance       Period         Balance    Balance      Period
-----------------------------------------------------------------------------------------------------------------
Federal funds purchased................ $    -     $59,805        6.21%         $54,700    $61,320      5.41%
Other short-term borrowings............  2,153       1,383        6.17            2,543      1,838      5.06
                                        ------     -------        ----          -------    -------      ----
   Total short-term borrowings......... $2,153     $61,188        6.20%         $57,243    $63,158      5.40%
                                        ======     =======        ====          =======    =======      ====

At September 30, 2000 and December 31, 1999, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
-------------
Republic Bank and D&N Bank routinely borrow short- and long-term advances from the Federal Home Loan Bank (FHLB) to provide liquidity for mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 150% of the advances.

FHLB advances outstanding at September 30, 2000 and December 31, 1999, were as follows:

                             September 30, 2000    December 31, 1999
                            -------------------- ---------------------
                                        Average              Average
                              Ending    Rate At    Ending    Rate At
(Dollars in thousands)       Balance  Period-End   Balance  Period-End
----------------------------------------------------------------------
Short-term  FHLB advances.. $  629,000   6.70%   $  757,000   5.52%,
Long-term FHLB advances....    773,114   5.91       415,211   5.69
                            ----------   ----    ----------   ----
     Total................. $1,402,114   6.26%   $1,172,211   5.58%
                            ==========   ====    ==========   ====

The long-term FHLB advances have original maturities ranging from October 2000 to August 2010.

Long-Term Debt Obligations with original maturities of more than one year consisted of the following:

                                                   September 30,    December 31,
(Dollars in thousands)                                2000             1999
-------------------------------------------------------------------------------
7.17% Senior Debentures due 2001................... $ 25,000         $ 25,000
6.75% Senior Debentures due 2001...................    9,000            9,000
6.95% Senior Debentures due 2003...................   13,500           13,500
                                                    --------         --------
       Total long-term debt........................ $ 47,500         $ 47,500
                                                    ========         ========

CAPITAL
-------
Shareholders' equity was $287.5 million at September 30, 2000, a $21.0 million, or 8%, increase from $266.4 million at December 31, 1999. This increase primarily resulted from the retention of $23.2 million in earnings after the payment of dividends and the repurchase of 667,000 shares of common stock during the first nine months of 2000.

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

As of September 30, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:
                                                   September 30,   December 31,
                                                        2000           1999
                                                   -------------   -------------
Total capital to risk-weighted assets (1)........       10.39%         10.60%
Tier 1 capital to risk-weighted assets (1).......        9.49           9.67
Tier 1 capital to average assets (1).............        6.56           6.59

(1)  As defined by the regulations.

As of September 30, 2000, the Company's total risk-based capital was $328.9 million and Tier 1 risk-based capital was $300.5 million, an excess of $12.3 million and $110.6 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank and D&N Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

Forward-Looking Statements
--------------------------
The section that follows entitled "Market Risk Management" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2000, the Company's cumulative one-year gap was a negative 8.95% of total earning assets.

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

As of September 30, 2000, the earnings simulation model projects net interest income would decrease by 9.6% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 9.6%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Accounting Developments
-----------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that, as of today, the statement will only be applicable to its mandatory forward commitments to sell residential mortgage loans and based on the Company's current level of activity, the adoption of Statement 133 is not expected to be material.

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

Item 2.       Changes in Securities
              ---------------------
              On August 17, 2000, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on October 9, 2000 to shareholders of record September 8, 2000.

              On October 19, 2000, the Board of Directors declared a 10% stock dividend to shareholders of record November 10, 2000 and payable December 1, 2000.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              (a) Exhibits
                  (10)     Management Retention Agreement
                  (27)     Financial Data Schedule


              (b) Reports on Form 8-K
                  On October 5, 2000, the Company filed a report on Form 8-K announcing plans for a third quarter earnings conference call.

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




                                       REPUBLIC BANCORP INC.
                                       ---------------------
                                       (Registrant)


Date:  November 14, 2000               BY: /s/ Thomas F. Menacher
                                           -------------------------------------
                                           Thomas F. Menacher
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)