Form 10-K405
period 2000-12-31
REPUBLIC BANCORP INC
filed 2001-03-22
CIK 813808

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ________________________

                                   FORM 10-K


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on March 15, 2001 of $12.188, was $555.7 million.

  Number of shares of Registrant's common stock outstanding as of March 7, 2001:
49,544,508.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Part I

  Item  1 -  Business.....................................................................     2
                General Description.......................................................     2
                Business Segments.........................................................     3
                Competition...............................................................     4
                Employees.................................................................     5
                Principal Sources of Revenue..............................................     5
                Monetary Policy and Economic Controls.....................................     5
                Supervision and Regulation................................................     5
                Forward-Looking Statements................................................     9
                Executive Officers of the Registrant......................................    10

  Item  2 -  Properties...................................................................    10

  Item  3 -  Legal Proceedings............................................................    10

  Item  4 -  Submission of Matters to a Vote of Security Holders..........................    10


Part II

  Item  5 -  Market for Registrant's Common Stock and Related Stockholder Matters.........    11

  Item  6 -  Selected Financial Data......................................................    12

  Item  7 -  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................    13

  Item 7A-    Quantitative and Qualitative Disclosures about Market Risk..................    33

  Item  8 -  Financial Statements and Supplementary Data..................................    34

  Item  9 -  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..................................................................    66

Part III

  Item 10 -  Directors and Executive Officers of the Registrant...........................    67

  Item 11 -  Executive Compensation.......................................................    67

  Item 12 -  Security Ownership of Certain Beneficial Owners and Management...............    67

  Item 13 -  Certain Relationships and Related Transactions...............................    67

Part IV

  Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    68

  Signatures..............................................................................    72

                                    PART I


ITEM 1. BUSINESS

General Description

  Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Currently, the Company has 146 banking and mortgage banking offices in 15 states.

  On May 17, 1999, the company merged with D&N Financial Corporation ("D&N Financial"). Under terms of the merger agreement, D&N Financial shareholders received 1.82 shares of Republic Bancorp Inc. common stock for each D&N Financial share owned. The merger was accounted for as a pooling of interests, therefore, all prior period data presented have been restated to include the results of operations and financial position of D&N Financial. On December 1, 2000, D&N Bank merged into Republic Bank to enhance customer service throughout Michigan and improve operating efficiencies.

  On December 31, 2000, Republic Banc Mortgage Corporation, a wholly-owned mortgage banking subsidiary of Republic Bank, also merged into Republic Bank to create additional cross-sell opportunities for products and improve operating efficiencies.

  Through its wholly-owned banking subsidiary, Republic Bank, a state-chartered banking corporation, the Company provides retail, commercial and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service bank and operates 90 offices and 130 ATM's in 7 market areas in Michigan, in the greater Cleveland, Ohio area, as well as Indianapolis, Indiana. Republic Bank and its subsidiary Market Street Mortgage Corporation also offer mortgage products through 56 additional offices in 12 states. Market Street Mortgage Corporation ("Market Street Mortgage") is an 80% majority-owned mortgage banking subsidiary of Republic Bank with headquarters in Clearwater, Florida. At December 31, 2000, Republic Bank had $4.6 billion in assets and $2.7 billion in deposits.

  Republic Bank also provides investment and insurance services through a wholly-owned subsidiary, Quincy Investment Services, Inc., a licensed insurance agency, headquartered in Hancock, Michigan. Republic Bank has a wholly-owned subsidiary, D&N Capital Corporation ("D&N Capital"), that was created for the purpose of acquiring and holding real estate assets and is a real estate investment trust ("REIT"). In 1997, D&N Capital issued 9.0% noncumulative preferred stock, Series A, $25 par value, which is traded on The Nasdaq Stock
Market  under the symbol "DNFCP".   The preferred stock is treated as Tier-1
capital by the Company.

  At December 31, 2000, Republic Bancorp Inc. had consolidated total assets of $4.6 billion, total deposits of $2.7 billion and shareholders' equity of $294.9 million. For the year ended December 31, 2000, the Company reported net income of $45.7 million compared to $14.9 million for 1999. The year ending December 31, 1999 included the one-time after tax charge of $30.2 million related to the merger with D&N Financial, while the year ending December 31, 2000 included an after tax merger integration and restructuring credit of $2.6 million recorded upon the completion of the integration and restructuring plan associated with the merger. Residential mortgage loan closings totaled $3.9 billion in 2000, compared to $5.2 billion in 1999. Commercial loan closings totaled $531 million in 2000 versus $461 million in 1999. Small Business Administration (SBA) loan closings totaled $32 million in 2000, compared to $44 million in 1999. At December 31, 2000, the Company's mortgage loan servicing portfolio was $2.2 billion, compared to $3.1 billion at year-end 1999.

Business Segments

  The Company engages in two lines of business--Commercial and Retail Banking and Mortgage Banking. See Note 21 to the Consolidated Financial Statements.

Commercial and Retail Banking
-----------------------------

  Commercial and retail banking is conducted at 90 branches of Republic Bank by providing traditional commercial and retail banking products and services to consumers and small- to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; other types of installment loans; and demand, savings and time deposit accounts. Lending activity at Republic Bank is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed rate and variable rate residential mortgage loans; residential construction loans; commercial real estate mortgage loans; and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans, United States Department of Agriculture (USDA) loans, and FHA/VA loans. Commercial and industrial loans are made to a lesser extent and are typically secured by the customer's assets at a 75% or less loan-to-value ratio and by personal guarantees.

  The marketing effort of the Company's bank subsidiary targets a particular segment of the consumer population that is interested in receiving personalized banking service and attention when handling transactions related to their deposit accounts. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2000, retail deposits comprised 81% of total deposits.

Mortgage Banking
----------------

  Mortgage banking activities encompass two areas: mortgage loan production and mortgage loan servicing for others. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Bank and Market Street Mortgage. All mortgage loan originations are funded by Republic Bank.

  The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks as well as operating costs. To help accomplish this objective, the Company merged its mortgage banking subsidiary, Republic Banc Mortgage Corporation, into Republic Bank, thereby enhancing the opportunity to cross-sell products using a shared customer base and eliminating duplicate functions. The Company also expedited the mortgage approval processes with the implementation of an automated underwriting system during 2000.

Mortgage Loan Production
-------------------------

  Retail residential mortgage loans are originated by the Company's own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Ohio and Indiana and mortgage loan production offices located in Alabama, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, North Carolina, Pennsylvania and Virginia. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting departments for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

  The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (FNMA) and Freddie Mac. Loans guaranteed by the Department of Veterans Affairs (VA) and insured through the Federal Housing Administration (FHA) are originated in compliance with their underwriting guidelines permitting conversion of such loans into mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

  The Company's residential mortgage origination business during 2000 was funded primarily with Republic Bank's retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are held for a short period of time (generally less than 60 days) with the intent of selling them to investors in the secondary market. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed
security has not yet been formed and issued.   These mortgage loans are
typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

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

Mortgage Loan Servicing for Others
----------------------------------

  When the Company sells originated residential mortgage loans to investors, it makes a determination to either retain or sell the rights to service those loans. While there is an active market for selling servicing rights (which are generally valued in relation to the present value of the anticipated cash flow generated by the servicing rights), the aggregation of a servicing portfolio creates a substantial continuing source of income and enables the Company to reduce the sensitivity of its earnings to increases in interest rates.

  Over 90% of mortgage loan servicing for others is conducted by Market Street Mortgage, which receives servicing fees ranging from 25 to 45 basis points per annum on its servicing portfolio. The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors and supervision of foreclosures and property dispositions in the event of unremedied defaults.

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

  In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking business line also faces significant competition from numerous bank and non-bank companies in the area of mortgage lending. Other financial institutions may have greater resources to use in making acquisitions and higher lending limits than those of the Company's bank subsidiary or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which the Company's bank subsidiary currently does not offer.

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

Employees

  As of December 31, 2000, the Company and its subsidiaries had 1,678 full-time equivalent employees.

Principal Sources of Revenue

  The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $333.7 million in 2000, an increase of 24% from $268.6 million in 1999 and up 35% from $247.3 million in 1998. In 2000, interest and fees on loans accounted for 80% of total revenues, compared to 68% and 64% of total revenues in 1999 and 1998, respectively. Mortgage banking revenue includes mortgage loan production revenue and net mortgage servicing revenue. Mortgage banking revenue, the largest component of noninterest income, totaled $59.2 million in 2000, a decrease of 32% from $86.5 million in 1999 and down 31% from $85.3 million in 1998. Mortgage loan banking revenue represented 14% of total revenues in 2000, compared to 22% in both 1999 and 1998.

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

  The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. The continued strong growth of the U.S. economy in 2000 contributed to the decision of the Federal Reserve Board to increase short-term interest rates. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

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

  Republic Bank is chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services (the "OFIS"). As an insured bank chartered by state regulatory authorities, Republic Bank is also regulated by the Federal Deposit Insurance Company ("FDIC").

  The Company is a legal entity separate and distinct from its bank subsidiary. Most of the Company's revenues result from interest earned on deposits maintained at its subsidiary bank and from dividends paid to it by its bank subsidiary. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary bank to the Company as well as by the Company to its shareholders.

  Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to Republic Bank and to commit resources to support it. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

Interstate Banking and Branching
--------------------------------

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits; (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers, subject to the provisions noted above in (i) and to any state laws that "opt-out" of the provision entirely, and (iii) authorizes states to enact legislation permitting interstate de novo branching.

  The Michigan Banking Code permits, in appropriate circumstances and with notice to, or the approval of the Commissioner of the OFIS, (i) acquisition of Michigan-chartered banks (such as Republic Bank) by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity, (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, (v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states with the resulting organization chartered either by Michigan or one of such other states, (vi) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, (vii) the establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction, and (viii) the establishment by foreign banks of branches located in Michigan.

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

Gramm-Leach-Bliley
------------------

  Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by nonfinancial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of their nonpublic personal information and generally enables financial institution customers to "opt-out" of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to noncustomers for use of its ATMs must disclose the fee on a sign placed on the ATM and before the transaction is made as part of the on-screen display or by paper notice issued by the machine. The Company currently does not intend to apply for financial bank holding company status.

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

  Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the Company and its bank subsidiary are considered to be well capitalized as of December 31, 2000.

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

FDIC Insurance Assessments
--------------------------

  Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF"). Republic Bank is also subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank, and those deposits held by D&N Bank prior to the December 1, 2000 merger of D&N Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three
categories of perceived risk to the applicable insurance fund).   The assessment
rate applicable to the Company's bank subsidiary depends in part upon the risk assessment classification assigned to the Bank by the FDIC and in part on the BIF and SAIF assessment schedules adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF and SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

  Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, the bank subsidiary is required to pay, in addition to the BIF and SAIF deposit insurance assessments, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment bases for the BIF and SAIF. The current FICO annual assessment rate for BIF and SAIF is $1.96 per $100 of deposits.

Mortgage Banking Affiliate
--------------------------

  The Company's banking subsidiary, Republic Bank and its non-depository mortgage banking subsidiary Market Street Mortgage, is engaged in the business of originating, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, the Company's banking subsidiary and its mortgage banking subsidiary are subject to state usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

  As sellers and servicers of mortgage loans, the Company's banking subsidiary and mortgage affiliate are participants in the secondary mortgage market with some or all of the following: private institutional investors, FNMA, GNMA, Freddie Mac, VA and FHA. In their dealings with these agencies, the Company's banking subsidiary and its mortgage subsidiary are subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans which they originate are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to FNMA, Freddie Mac, GNMA, VA and FHA, the Company's banking subsidiary and its mortgage banking subsidiary represent and warrant that all such mortgage loans sold by them conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Bank or Market Street Mortgage) to repurchase the non-conforming mortgage loans. Additionally, FNMA, Freddie Mac, GNMA, VA and FHA may require the Company's banking subsidiary and its mortgage banking subsidiary to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of FNMA and Freddie Mac.

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

Community Reinvestment Act
--------------------------

  Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a financial institution is required to help meet the credit needs of its entire community, including low-income and moderate-income areas. The Bank's CRA rating is determined by evaluation of its lending, service and investment
performance.   The Federal banking agencies may take CRA compliance into account in an agency's review of applications for mergers, acquisitions, and to establish branches or facilities.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of all the executive officers (5) of the Company as of December 31, 2000. All of these officers are elected annually by the Board of Directors. Excluding Mr. Parker, each of the executive officers has served as an officer of the Company for more than five years. Prior to joining the Company in 1997, Mr. Parker was a principal in the law firm of Miller, Canfield, Paddock & Stone, PLC, Detroit, Michigan, for more than twenty-five years. Mr. Parker retired from the Company on March 1, 2001. There are no family relationships among any of the executive officers.


Name                                            Age                         Position
----                                            ---                         --------
Jerry D. Campbell.............................   60     Chairman of the Board (Since 1985)
Dana M. Cluckey, CPA..........................   40     President and Chief Executive Officer (Since 1986)
Barry J. Eckhold..............................   54     Senior Vice President and Chief Credit Officer (Since 1990)
Thomas F. Menacher, CPA.......................   44     Executive Vice President, Treasurer , Chief Financial
                                                         Officer and Corporate Secretary (Since 1992)
George E. Parker III..........................   66     General Counsel and Corporate Secretary (Since 1997)


ITEM 2. PROPERTIES

  The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 2000, the Company had 103 retail, commercial and mortgage banking offices in Michigan, Ohio and Indiana, of which 20 were owned and 83 were leased. Additionally, the Company has 43 additional mortgage banking offices in 12 states, all of which were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 8 to the Consolidated Financial Statements included under
Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 19 to the Consolidated Financial Statements included under Item 8 of this document and is expressly incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

--------------------------------------------------------------------------------
                                        Dividends            Common Stock
                                        Declared           Price Range/(1)/
                                                           ----------------
                                      Per Share/(1)/        High      Low
--------------------------------------------------------------------------------
2000
  Fourth quarter...................         $0.085         $11.500   $7.719
  Third quarter....................          0.077           8.863    7.387
  Second quarter...................          0.077           9.715    6.875
  First quarter....................          0.078          10.797    7.102
                                            ------

     Year..........................         $0.317         $11.500   $6.875
                                            ======

1999
  Fourth quarter...................         $0.077         $12.074   $9.504
  Third quarter....................          0.074          12.398    9.402
  Second quarter...................          0.074          12.551    9.918
  First quarter....................          0.075          11.672    9.867
                                            ------

     Year..........................         $0.300         $12.074   $9.504
                                            ======

--------------------------------------------------------------------------------

/(1)/ Dividends and market price data have been restated to reflect the issuance of stock dividends.

       The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol RBNC. There were approximately 20,000 shareholders of record of the Company's common stock as of March 7, 2001.

ITEM 6. SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                    2000             1999             1998       1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Earnings Summary (in thousands)
Interest income                                          $348,328        $299,662         $285,979   $244,545       $203,456
Interest expense                                          213,680         171,396          173,649    148,666        123,973
Net interest income                                       134,648         128,266          112,330     95,879         79,483
Provision for loan losses                                   6,500          11,650/(2)/       6,500      4,381          1,390
Mortgage banking revenue                                   59,159          86,469           85,258     67,632         68,326
Other noninterest income                                   11,679           6,214/(2)/      13,290     15,067          8,748
Noninterest expense                                       127,641/(2)/    180,920/(2)/     142,076    122,229        123,039/(2)/
Income before preferred stock and extraordinary item       48,400          17,634           41,675     34,332         24,061
Income before extraordinary item                           45,677          14,911           38,952     33,114         24,061
Net income                                                 45,677          14,911           38,952     33,114         23,673
---------------------------------------------------------------------------------------------------------------------------------

Per Common Share/(1)/
Basic earnings                                           $    .92        $    .30         $    .80   $    .68       $    .50
Diluted earnings                                              .92             .30              .78        .67            .49
Operating diluted earnings                                    .92             .90/(3)/         .78        .67            .49
Cash dividends declared                                       .32             .30              .26        .25            .22
Book value (year-end)                                        5.97            5.35             5.40       5.31           5.15
Closing price of common stock (year-end)                    10.81           11.04            11.26      14.14           6.99
Dividend payout ratio                                          35%             33%              33%        37%            46%
---------------------------------------------------------------------------------------------------------------------------------

Operating Data (in millions)
Loan closings:
  Residential mortgage loans                             $  3,852        $  5,200         $  6,614   $  4,225       $  3,924
  Commercial loans                                            531             462              410        267            167
  SBA loans                                                    32              44               39         28             24
  Direct consumer loans                                       314             291              109        152            234
  Indirect consumer loans                                      65             191              206        172             38
Mortgage loan servicing portfolio (year-end)                2,229           3,089            3,517      3,632          3,121
---------------------------------------------------------------------------------------------------------------------------------

Year-End Balances (in millions)
Total assets                                             $  4,611        $  4,302         $  4,214   $  3,688       $  2,963
Total earning assets                                        4,375           4,052            3,999      3,530          2,662
Mortgage loans held for sale                                  385             459              770        519            334
Total portfolio loans                                       3,772           3,373            2,544      2,402          1,846
Total deposits                                              2,729           2,613            2,643      2,220          1,978
Total short-term borrowings and FHLB advances               1,385           1,229            1,084      1,038            651
Long-term debt                                                 48              48               52         54             57
Shareholders' equity                                          295             266              266        229            208
---------------------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets                                     1.02%           1.10%/(3)/       1.00%      1.02%           .86%
Return on average equity                                    16.28           17.07/(3)/       15.73      15.37          11.81
Net interest margin/(4)/                                     3.14            3.29             3.05       3.11           3.04
Net loan charge-offs to average total loans/(5)/              .13             .17              .09        .09            .04
Allowance for loan losses as a percentage
  of year-end portfolio loans                                 .75             .80              .84        .74            .85
Non-performing assets as a percentage
  of year-end total assets                                    .56             .52              .61        .48            .50
Operating efficiency ratio                                  64.10           65.44            68.19      70.21          79.07
Net interest income to operating expenses                  105.49           70.90            74.13      83.04          79.58
Average shareholders' equity to average assets               6.26            6.46             6.37       6.64           7.19
Tier 1 risk-based capital                                    9.50            9.67             9.80      10.35          11.00
Total risk-based capital                                    10.38           10.60            10.55      11.12          11.89
Tier 1 leverage                                              6.81            6.59             6.54       6.56           6.59
---------------------------------------------------------------------------------------------------------------------------------

/(1)/ All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.
/(2)/ Amounts for 2000 included a pre-tax credit of $4 million associated with the completion of the D&N Financial merger integration and restructuring plan. Amount for 1999 includes a one-time pre-tax charge of $31.5 million of merger integration and restructuring charges related to the merger with D&N Financial, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million pre-tax provision for loan losses. Amount for 1996 includes a one-time pre-tax assessment of $7.0 million ($4.5 million after tax) for the recapitalization of the SAIF.
/(3)/ Amounts for 1999 exclude the after tax impact of a $22.0 million one-time merger integration and restructuring charge related to the merger with D&N Financial, a $4.9 million after tax loss on the sale of low-yielding fixed rate securities, and an additional $3.3 million after tax provision for loan losses. Including the charges, return on average assets was .36% and return on average equity was 5.64% in 1999.
/(4)/ Net interest income (FTE) expressed as a percentage of average interest-
      earnings assets.
/(5)/ Includes mortgage loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for 2000 was $45.7 million compared to net income of $14.9 million in 1999. Diluted earnings per share were $.92 in 2000 compared to $.30 in 1999. The results for 1999 include one-time after tax charges relating to the merger with D&N Financial Corporation. These one-time charges include a $22.0 million after tax merger integration and restructuring charge, a $4.9 million after tax loss on the sale of low yielding fixed rate securities, and an additional $3.3 million after tax provision for loan losses. Excluding these charges, the Company reported net operating income of $45.1 million in 1999, a 16% increase over the $39.0 million earned in 1998. The results for 2000 include an after tax credit of $2.6 million associated with the completion of the D&N Financial Corporation merger integration and restructuring plan. Diluted operating earnings per share rose 15% during 1999 to $.90 from $.78 in 1998. Net income for 2000 generated return on average assets of 1.02% and return on equity of 16.28%. These compare with return on average assets of 1.10% in 1999 and 1.00% in 1998 and return on average equity of 17.07% in 1999 and 15.73% in 1998.

     In order to properly reflect the comparable 1999 results of operations for the Company against 2000 and 1998, the remaining Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the net operating earnings reported for 1999, which excludes the merger integration and restructuring charge. The following table summarizes the effect of the merger integration and restructuring charge.

                                    Table 1
                               Operating Results
--------------------------------------------------------------------------------
                                                        Effect of
Year Ended December 31, 1999                 Operating   One-Time   Reported
(In thousands, except per share amounts)      Results     Charge     Amount
--------------------------------------------------------------------------------

Provision for loan losses                    $  6,650   $  5,000   $ 11,650
Investment securities gains (losses)              207     (7,552)    (7,345)
Noninterest expense                           149,399     31,521    180,920
Income before taxes                            72,452    (44,073)    28,379
Income tax expense                             24,621    (13,876)    10,745
Net income                                     45,109    (30,198)    14,911

Basic earnings per share                     $    .91   $   (.61)  $    .30
Diluted earnings per share                   $    .90   $   (.60)  $    .30
--------------------------------------------------------------------------------

     The Company's 2000 results of operations reflected the following trends in earnings:

     . Net interest income increased 5% during 2000 following an increase of 14% in 1999. Increasing average earning asset balances during these periods contributed to the growth in net interest income.

     . The net interest margin totaled 3.14% in 2000, compared to 3.29% in 1999 and 3.05% in 1998. An increase in the cost of funds over the past year, offset by a shift in average earning assets away from low-yielding fixed-rate investment securities and toward higher-yielding commercial real estate and residential mortgage loans, reduced the net interest margin.

     . The commercial loan portfolio balance increased 27% in 2000 to $1.1 billion after increasing 40% in 1999, reflecting continued strong demand for commercial real estate lending in the Company's markets.

     . Mortgage loan production revenue decreased $24.6 million during 2000, or 31% due to a 25% decrease in residential mortgage loan closings as compared to 1999.

     Shareholders' equity totaled $294.9 million at December 31, 2000. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company's common stock at year-end, was $534.3 million at December 31, 2000. Capital ratios, by all measures, remain in excess of regulatory requirements for a well-capitalized financial institution.

Acquisitions

     On May 17, 1999, the Company merged with D&N Financial Corporation ("D&N Financial"), headquartered in Troy and Hancock, Michigan, whereby each share of D&N Financial common stock was converted into 1.82 shares of the Company's common stock. D&N Financial was a financial services holding company with approximately $2.0 billion in assets and $119.8 million in stockholders' equity at May 17, 1999. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     In connection with the merger, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges in 1999. Actions incorporated in the business combination and restructuring plan were targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

     Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represented 13% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 2000 and 1999, 200 and 51 positions, respectively, had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 6 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses from the integration of the two banking systems which was completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

     During the fourth quarter of 2000, the Company completed its integration and restructuring plan when Republic Bank and D&N Bank combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs. Therefore, the Company recorded a merger integration and restructuring credit of $4 million in the fourth quarter of 2000. Total severance and employee benefits, branch closings and real estate transactions, and system costs incurred were $1.2 million, $1.8 million and $1.0 million, respectively, less than estimated when establishing the initial merger integration and restructuring reserves. Severance and employee benefits costs were less as a result of employees leaving prior to the date severance payments were required and benefit costs being less than anticipated. Branch closings and real estate transactions were less as a result of closing only 3 offices from the original estimate of 6 due to the re-evaluation of retail bank locations and revised appraisals on the value of impaired assets as a result of a change in circumstances. System charges were less than anticipated as a result of efficiencies associated with combining D&N Bank and Republic Bank to a common banking system resulting in actual costs being less than the initial reserve.

     The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 2000 and 1999 and the reserve balance remaining at December 31, 2000 and 1999:

                                    Table 2
                  Merger Integration and Restructuring Charge

-------------------------------------------------------------------------------------------------
                                               Amount    Reserve    Amount    Amount     Reserve
                                    Initial   Utilized   Balance   Utilized  Reversed    Balance
(In thousands)                      Reserve   in 1999    12/31/99  in 2000   in 2000     12/31/00
-------------------------------------------------------------------------------------------------
Type of Costs:
 Severance and employee benefit
   accruals                          $10,446   $ 7,986   $  2,460   $ 1,274   $(1,186)   $      -
 Professional fees                     5,133     4,963        170       170         -           -
 Branch closings and real estate
   transactions                        8,652     6,140      2,512       728    (1,784)          -
 Systems                               2,201        26      2,175     1,145    (1,030)          -
 Other                                 5,089     5,089          -         -         -           -
                                     -------   -------   --------   -------   -------    --------
  Total merger integration and
   restructuring charge              $31,521   $24,204   $  7,317   $ 3,317   $(4,000)   $      -
                                     =======   =======   ========   =======   =======    ========
-------------------------------------------------------------------------------------------------

Business Segments

     The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; installment lending; and the deposit-gathering function. Deposits and loan products are offered through the 90 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators.

     The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in 43 offices of Republic Bank and Market Street Mortgage. Over 90% of the Company's mortgage loan servicing is performed by Market Street Mortgage. See Note 21 to the Consolidated Financial Statements for further discussion of business segments.

Mortgage Banking

     The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing for others.


                                    Table 3
                      Residential Mortgage Loan Closings

--------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                 2000               1999             1998
--------------------------------------------------------------------------------

Total closings                   $3,851,767         $5,200,051       $6,614,183
Retail loans percentage                 100%                96%              94%
Wholesale loans percentage                -                  4                6
--------------------------------------------------------------------------------

     The Company's total closings of single-family residential mortgage loans decreased $1.3 billion, or 26%, to $3.9 billion in 2000. The decrease in origination volumes in 2000 was primarily the result of an increasing interest rate environment during 2000 which resulted in a lower level of refinance activity and the closing of 44 unprofitable mortgage loan production offices. Refinances totaled $483 million, or 13% of total closings in 2000, compared to $1.2 billion, or 23% of total closings in 1999. In 1999, total mortgage loan closings decreased $1.4 billion, or 21%, to $5.2 billion compared to $6.6 billion in 1998, reflecting an increasing interest rate environment during 1999, which resulted in a lower level of refinance activity and due to the Company exiting the wholesale lending business in 1999. The Company's pipeline of mortgage loan applications in process was $821 million at December 31, 2000, compared to $1.1 billion at December 31, 1999.

                                    Table 4
                           Mortgage Banking Revenue

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                           2000     1999     1998
--------------------------------------------------------------------------------

Mortgage loan production revenue/(1)/                 $55,720  $80,368  $85,322
Net mortgage loan servicing revenue (expense)/(2)/      1,179    6,101     (299)
Gain on bulk sales of mortgage servicing rights         2,260        -      235
                                                      -------  -------  -------
  Total mortgage banking revenue                      $59,159  $86,469  $85,258
                                                      =======  =======  =======
--------------------------------------------------------------------------------
/(1)/ Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans, sold net of commissions and incentives paid of $28.8 million, $42.6 million and $46.7 million for 2000, 1999 and 1998.
/(2)/ Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

     Mortgage banking revenue, the largest component of total noninterest income, decreased $27.3 million, or 32%, to $59.2 million in 2000, after increasing 1%, to $86.5 million in 1999. The decrease in 2000 was the result of a decrease in mortgage loan production revenue and a decrease in net mortgage loan servicing revenue. The increase in 1999 resulted from an increase in net mortgage loan servicing revenue partially offset by a decrease in mortgage loan production revenue.

     Mortgage loan production revenue decreased $24.6 million, or 31%, in 2000. This decrease resulted from the $1.3 billion decrease in mortgage loan volume. The Company sold $3.6 billion of single-family residential mortgages in 2000, compared to $4.6 billion and $5.6 billion in 1999 and 1998, respectively. The ratio of mortgage production revenue to mortgage loans sold was 1.57% in 2000, compared to 1.70% in 1999 and 1.61% in 1998.

     Net mortgage loan servicing revenue was $1.2 million in 2000, compared to $6.1 million in 1999. The decrease in 2000 was primarily the result of an increase of $1.8 million in amortization expense and reserves for impairment of mortgage servicing rights and a decrease in the average loans serviced compared to 1999. In 1999, the Company reported $6.1 million in net servicing revenue compared to $299,000 of net servicing expense in 1998. The increase in 1999 was primarily the result of a decrease of $5.9 million in amortization expense and reserves for impairment of mortgage servicing rights. Loans serviced for others averaged $2.7 billion in 2000, a 19% decrease from a year earlier. In 1999, average loans serviced for others totaled $3.3 billion, which was 5% decrease from the 1998 average.

     Amortization of mortgage servicing rights, including impairment reserves, totaled $14.0 million in 2000, compared to $12.2 million in 1999 and $18.0 million in 1998. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company's impairment reserve as of December 31, 2000 was $6.6 million compared to $2.4 million and $2.5 million at December 31, 1999 and 1998, respectively. One of the most significant assumptions used in the valuation of the mortgage servicing rights is the change in the prepayment speed assumption (PSA). An increase or a decrease in the PSA will result in a shorter or longer expected life in mortgage servicing rights and accordingly affect the fair value of the mortgage servicing rights. At December 31, 2000, the weighted average PSA was 217, or a 31% increase from the 1999 weighted average PSA of 166, which was 19% lower compared to 205 at December 31, 1998. The increase in the PSA was a result of the increase in residential mortgage loan refinance activity at the end of 2000 compared to 1999. Therefore, the Company increased its valuation allowance of mortgage servicing rights $4.2 million in 2000.

     The Company may elect to sell mortgage servicing rights concurrently with the sale of the underlying loans or retain the servicing rights. Any servicing rights retained may subsequently be sold in bulk form. The level of bulk servicing sales is dependent upon the Company's strategy to either build or reduce the servicing portfolio and is further based upon current market conditions. In 2000, bulk sales of mortgage servicing rights for loans with a principal balance of $796.9 million resulted in a gain of $2.3 million. In 1999, the Company did not have any bulk sales of mortgage servicing rights. In 1998, bulk sales of mortgage servicing rights for loans with a principal balance of $492.6 million resulted in a gain of $235,000.

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

     Net interest income (FTE) rose 5% to $134.7 million in 2000, compared to $128.3 million in 1999, primarily due to growth in average earning assets and an improved mix of earning assets, offset by an increase in the Company's cost of funds. Average earning assets rose $376.8 million, or 10%, to $4.3 billion in 2000, as the increase in average portfolio loans more than offset a reduction in average investment securities and mortgage loans held for sale. Net interest income growth also benefited as the mix of earning assets continued to favor higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $369.8 million, or 10%, increase in interest-bearing liabilities.

                                    Table 5
                     Analysis of Net Interest Income (FTE)

-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollar amounts in thousands)                  2000                          1999                           1998
-------------------------------------------------------------------------------------------------------------------------
                                   Average              Avg.      Average              Avg.     Average              Avg.
                                   Balance   Interest   Rate      Balance   Interest   Rate     Balance   Interest   Rate
-------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments          $    2,904   $    170   5.85%  $   12,039   $    661   5.49%  $   22,673  $  1,151   5.08%
Mortgage loans held for
 sale                              425,956     34,535   8.11      508,415     37,106   7.30      603,126    43,940   7.29
Investment securities              195,364     14,571   7.46      463,828     30,521   6.58      570,178    37,588   6.59
Portfolio loans: (1)
 Commercial loans                1,018,415     92,578   9.09      729,729     64,051   8.78      552,351    50,713   9.18
 Real estate mortgage loans      1,905,915    141,237   7.41    1,527,618    109,922   7.20    1,350,188   100,311   7.43
 Installment loans                 735,429     65,317   8.88      665,591     57,473   8.63      589,731    52,350   8.88
                                ----------   --------   ----   ----------   --------  -----   ----------  --------  -----
  Total loans, net of
   unearned income               3,659,759    299,132   8.17    2,922,938    231,446   7.92    2,492,270   203,374   8.16
                                ----------   --------   ----   ----------   --------  -----   ----------  --------  -----
 Total interest-earning
  assets                         4,283,983    348,408   8.13    3,907,220    299,734   7.67    3,688,247   286,053   7.76
Allowance for loan losses          (28,319)                       (23,988)                       (19,967)
Cash and due from banks             60,022                         43,867                         38,864
Other assets                       169,674                        165,832                        178,518
                                ----------                     ----------                     ----------
 Total assets                   $4,485,360                     $4,092,931                     $3,885,662
                                ==========                     ==========                     ==========

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
 deposits                       $  102,233      1,708   1.67   $   98,117      1,722   1.76   $  101,717     1,702   1.67
Savings deposits                   723,153     22,625   3.13      776,648     22,701   2.92      731,901    25,283   3.45
Time deposits                    1,634,479     98,829   6.05    1,517,590     82,150   5.41    1,435,331    83,315   5.81
                                ----------   --------   ----   ----------   --------  -----   ----------  --------  -----
 Total interest bearing
  deposits                       2,459,865    123,162   5.01    2,392,355    106,573   4.45    2,268,949   110,300   4.86
Short-term borrowings               55,047      3,532   6.42       63,158      3,462   5.40      124,566     6,984   5.57
FHLB advances                    1,339,009     83,552   6.24    1,024,004     57,616   5.63      903,045    52,370   5.79
Long-term debt                      47,500      3,434   7.23       52,121      3,745   7.19       54,053     3,995   7.51
                                ----------   --------   ----   ----------   --------  -----   ----------  --------  -----
 Total interest bearing
  liabilities                    3,901,421    213,680   5.48    3,531,638    171,396   4.85    3,350,613   173,649   5.18
Noninterest-bearing
 deposits                          188,602                        176,789                        153,121
Other liabilities                   85,981                         91,511                        105,652
                                ----------                     ----------                     ----------
 Total liabilities               4,176,004                      3,799,938                      3,609,386
Preferred stock in
 subsidiary                         28,719                         28,719                         28,719
Shareholders' equity               280,637                        264,274                        247,557
                                ----------                     ----------                     ----------
 Total liabilities and
  shareholders' equity          $4,485,360                     $4,092,931                     $3,885,662
                                ==========                     ==========                     ==========

Net interest income/
 Rate spread (FTE)                           $134,728   2.65%               $128,338   2.82%              $112,404   2.58%
                                             ========                       ========                      ========
FTE adjustment                               $     80                       $     72                      $     74
                                             ========                       ========                      ========
Impact of net noninterest-
 bearing sources of funds                                .49                            .47                           .47
                                                        ----                          -----                         -----
Net interest margin (FTE)                               3.14%                          3.29%                         3.05%
                                                        ====                          =====                         =====

------------------------------------------------------------------------------------------------------------------------------------

/(1)/Non-accrual loans and overdrafts are included in average balances.

                                    Table 6
                          Rate/Volume Analysis (FTE)

-----------------------------------------------------------------------------------------------------------------
                                                      2000/1999                             1999/1998
-----------------------------------------------------------------------------------------------------------------
                                                 Increase/(Decrease)                   Increase/(Decrease)
                                                  Due to Change in:                     Due to Change in:
-----------------------------------------------------------------------------------------------------------------
                                           Average     Average        Net        Average     Average        Net
(In thousands)                            Balance/(1)/  Rate/(1)/    Change     Balance/(1)/  Rate/(1)/    Change
-----------------------------------------------------------------------------------------------------------------
Interest Income:
 Short-term investments                  $   (531)     $    40     $   (491)    $  (577)     $     87     $  (490)
 Mortgage loans held for sale              (6,417)       3,846       (2,571)     (6,894)           60      (6,834)
 Investment securities                    (19,588)       3,638      (15,950)     (7,010)          (57)     (7,067)
 Loans, net of unearned income/(2)/        60,352        7,334       67,686      35,062        (6,990)     28,072
                                         --------      -------     --------     -------      --------     -------
  Total interest income                    33,816       14,858       48,674      20,581        (6,900)     13,681

Interest Expense:
 Interest-bearing demand deposits              73          (87)         (14)        (65)           85          20
 Savings deposits                          (1,633)       1,557          (76)      1,474        (4,056)     (2,582)
 Time deposits                              6,577       10,102       16,679       4,687        (5,852)     (1,165)
                                         --------      -------     --------     -------      --------     -------
  Total interest-bearing deposits           5,017       11,572       16,589       6,096        (9,823)      3,727
 Short-term borrowings                       (493)         563           70      (3,364)         (158)     (3,522)
 FHLB advances                             19,181        6,755       25,936       6,745        (1,499)      5,246
 Long-term debt                              (332)          21         (311)       (114)         (136)       (250)
                                         --------      -------     --------     -------      --------     -------
  Total interest expense                   23,373       18,911       42,284       9,363       (11,616)     (2,253)
                                         --------      -------     --------     -------      --------     -------

  Net interest income (FTE)              $ 10,443      $(4,053)    $  6,390     $11,218      $  4,716     $15,934
                                         ========      =======     ========     =======      ========     =======
-----------------------------------------------------------------------------------------------------------------

/(1)/ Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
/(2)/ Non-accrual loans and overdrafts are included in average balances.


     The net interest margin decreased by 15 basis points to 3.14% in 2000, compared to 3.29% in 1999. The decrease in the margin was due to an increase in the Company's cost of funds during 2000 more than offsetting the improved mix in earning assets. The increase in the Company's cost of funds was a result of an increase in rates paid on short-term borrowings, FHLB advances, certificates of deposit and savings accounts.

     In 1999, net interest income (FTE) increased 14% to $128.3 million from $112.4 million in 1998, primarily due to growth in average earning assets, improved mix of earning assets and a decline in the Company's cost of funds. Average earning assets rose $219.0 million, or 6%, to $3.9 billion in 1999, as the increase in average portfolio loans more than offset a reduction in average investment securities and mortgage loans held for sale. Net interest income growth also benefited from the Company's sale of $400 million of low-yielding fixed rate securities with proceeds redeployed into higher-yielding commercial, residential and installment loan balances rather than lower-yielding investment securities. Partially offsetting the increase in net interest income was the incremental interest expense associated with a $181.0 million, or 5%, increase in interest-bearing liabilities in 1999 compared to 1998. Net interest margin increased 24 basis points in 1999 compared to 1998 primarily reflecting a better mix of earning assets and a 33 basis point decrease in the Company's cost of funds as a result of a decrease in rates paid on short-term borrowings, FHLB advances, certificates of deposits and savings accounts.

Noninterest Income

     Noninterest income is a significant source of revenue for the Company, contributing 17% of total revenues in 2000, compared to 24% in 1999 and 26% in 1998. Details of the largest component of noninterest income are presented in the "Mortgage Banking" section. Exclusive of mortgage banking revenue, noninterest income increased to $11.7 million in 2000 from $6.2 million in 1999, primarily due to the $7.6 million loss on the sale of low-yielding fixed-rate investment securities during 1999.

     During 2000, the Company sold $41.3 million of investment securities for a net gain of $109,000. During 1999, the Company sold low-yielding fixed rate investment securities with the proceeds redeployed into higher yielding portfolio loans. The Company sold a total of $498.1 million of investment securities for a net loss of $7.3 million compared to sales of $171.2 million of investment securities in 1998.

     The guaranteed portion of Small Business Administration (SBA) loans are regularly sold to investors. In 2000, the Company sold $14.1 million of the guaranteed portion of SBA loans, compared to $17.4 million in 1999 and $28.1 million in 1998, resulting in gains of $576,000, $750,000 and $2.1 million, respectively, which are included in other noninterest income.

                                    Table 7
                              Noninterest Income

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                    2000         1999        1998
--------------------------------------------------------------------------------

Mortgage loan production revenue               $55,720     $80,368      $85,322
Net mortgage servicing revenue                   3,439       6,101          (64)
Service charges                                  7,819       7,327        5,902
Investment securities gains (losses)               109      (7,345)       2,525
Other noninterest income                         3,751       6,232        4,863
                                               -------     -------      -------
     Total noninterest income                  $70,838     $92,683      $98,548
                                               =======     =======      =======

--------------------------------------------------------------------------------


Noninterest Expense

     Noninterest expense decreased 29% in 2000 to $127.6 million, after rising 27% in 1999. Noninterest expense includes a one-time pre-tax merger integration and restructuring charge recorded in the second quarter of 1999 related to the merger with D&N Financial Corporation as discussed on page 12. In the fourth quarter of 2000, the Company completed its integration and restructuring plan when its two bank subsidiaries combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs; therefore, the Company recorded a merger integration and restructuring credit of $4 million in 2000. Excluding the merger integration and restructuring charge and credit, noninterest expense would have decreased $17.8 million, or 12%, compared to 1999. Salaries and employee benefits expense decreased $10.6 million, or 13%, in 2000, following an increase of $3.1 million, or 4%, in 1999. The decrease in salaries and employee benefits expense in 2000 reflects the decrease in the average number of hourly and salaried employees, offset by normal wage increases. The increase in 1999 reflects an increase in the average number of hourly and salaried employees and normal wage increases.

                                    Table 8
                              Noninterest Expense

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                    2000         1999        1998
--------------------------------------------------------------------------------

Salaries and employee benefits                $ 72,538     $ 83,161    $ 80,015
Net occupancy expense of premises               13,467       13,594      11,612
Equipment expense                                9,090        7,809       7,192
Other noninterest expense                       36,546       44,835      43,257
Merger integration and restructuring (credit)   (4,000)      31,521           -
                                              --------     --------    --------
     Total noninterest expense                $127,641     $180,920    $142,076
                                              ========     ========    ========

--------------------------------------------------------------------------------

     Net occupancy expense remained flat in 2000 compared to 1999, following a 17% increase in 1999, due to the addition of 21 offices during g 1999. Equipment expense increased 16% in 2000, following a 9% increase in 1999. The increase in 2000 reflects additional depreciation expense associated with equipment needed for the conversion of D&N Bank's computer system to Republic Bank and for the implementation of an automated underwriting mortgage system. The increase in 1999 reflects an increased level of expenses related to the expansion of the Company's retail bank and mortgage loan production offices during 1999.

Income Taxes

     The provision for income taxes was $22.9 million in 2000, compared to $10.7 million in 1999 and $20.6 million in 1998. The effective tax rate, computed by dividing the provision for income taxes by income before taxes less the dividends on preferred stock, was 33.4% for 2000, compared to 41.9% for 1999 and 34.6% for 1998. The effective tax rate in 1999 increased primarily as a result of $4.4 million of non-deductible professional fees included in the merger integration and restructuring charge.

Financial Condition

     Total assets were $4.6 billion at December 31, 2000 and $4.3 billion at December 31, 1999. Average total assets rose $392.4 million, or 10%, to $4.5 billion during the year. The increase in total assets primarily reflects the growth in portfolio loans, which was funded primarily by increases in deposits and FHLB advances.


Assets
------

Portfolio Loans

     The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2000 and 1999, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

     Loans to consumers include residential real estate mortgage loans and installment loans. Installment loans are made for various purposes, primarily home equity loans and automobile purchases.


                                    Table 9
                            Loan Portfolio Analysis

------------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                 2000                1999                1998                 1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
                                Amount      %        Amount      %        Amount      %        Amount     %         Amount       %
------------------------------------------------------------------------------------------------------------------------------------
Commercial loans:
Commercial and
 industrial                  $   79,544    2.1%  $   88,370     2.6%  $   83,089     3.3%  $   79,497     3.3%  $   41,828      2.2%
Real estate
 construction                   211,754    5.6      149,480     4.4      112,588     4.4       75,416     3.1       53,235      2.9
Commercial real
 estate mortgages               840,994   22.3      650,642    19.3      437,014    17.2      314,329    13.1      217,492     11.8
                             ----------  -----   ----------   -----   ----------   -----   ----------   -----   ----------    -----
 Total commercial
   loans                      1,132,292   30.0      888,492    26.3      632,691    24.9      469,242    19.5      312,555     16.9
Residential real
estate mortgages              1,964,394   52.1    1,773,795    52.6    1,295,484    50.9    1,378,312    57.4    1,111,288     60.2
Installment loans:
Consumer direct                 459,359   12.2      368,095    10.9      308,092    12.1      319,273    13.3      281,010     15.2
Consumer indirect               215,631    5.7      343,043    10.2      307,505    12.1      235,150     9.8      141,437      7.7
                             ----------  -----   ----------   -----   ----------   -----   ----------   -----   ----------    -----
 Total installment
   loans                        674,990   17.9      711,138    21.1      615,597    24.2      554,423    23.1      422,447     22.9
                             ----------  -----   ----------   -----   ----------   -----   ----------   -----   ----------    -----

 Total portfolio
   Loans                     $3,771,676  100.0%  $3,373,425   100.0   $2,543,772   100.0%  $2,401,977   100.0%  $1,846,290    100.0%
                             ==========  =====   ==========   =====   ==========   =====   ==========   =====   ==========    =====
------------------------------------------------------------------------------------------------------------------------------------

     The total portfolio loans balance grew $398.3 million, or 12%, to $3.8 billion at December 31, 2000, after increasing 33% in 1999. Lending remained strong across all major categories in 2000. Commercial real estate growth was strong in local markets served by the Company and marketing efforts directed at existing customers increased home equity loans. The overall growth of the loan portfolio stems from the Company's efforts to enhance long-term profitability by improving the mix of earning assets on the balance sheet.

     Commercial loans increased $243.8 million, or 27%, to $1.1 billion at December 31, 2000, after climbing 40% in 1999. This growth, which was concentrated primarily in commercial real estate loans, reflects the Company's efforts to complement traditional residential mortgage lending with commercial real estate lending. Residential real estate mortgage loans increased $190.6 million, or 11%, to $2.0 billion at December 31, 2000, after increasing 37% a year earlier. The Company retained a higher percentage of adjustable rate mortgages in its portfolio during 2000 rather than selling the loans in the secondary market. During 1999, the Company redeployed proceeds from the sales of low-yielding fixed rate investment securities into higher yielding residential mortgage loans. Consumer direct installment loans increased $91.3 million, or 25%, to $459.4 million at December 31, 2000, after rising 19% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending. Consumer indirect installment loans decreased $127.4 million, or 37%, to $215.6 million at December 31, 2000, after increasing 12% in 1999. During the first quarter of 2000, the Company discontinued its indirect lending line of business. The decrease in indirect loan balances was a result of loan sales and payoffs during the year.

                                   Table 10
    Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

----------------------------------------------------------------------------------------------
                                                             After One
December 31, 2000                                  Within    But Within     After
(In thousands)                                    One Year   Five Years   Five Years    Total
----------------------------------------------------------------------------------------------
Commercial loans:
 Commercial and industrial                        $ 27,712    $ 36,838    $ 14,994  $   79,544
 Real estate construction                          114,080      37,348      60,326     211,754
 Commercial real estate mortgages                   52,531     462,478     325,985     840,994
                                                  --------    --------    --------  ----------
     Total commercial loans                       $194,323    $536,664    $401,305  $1,132,292
                                                  ========    ========    ========  ==========

Commercial Loans Maturing After One Year With:
 Predetermined rates                                          $316,686    $ 54,090
 Floating or adjustable rates                                  219,978     347,215
                                                              --------    --------
     Total                                                    $536,664    $401,305
                                                              ========    ========
----------------------------------------------------------------------------------------------

     The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 2000. The Company's total loan portfolio is geographically concentrated primarily in Michigan and Ohio as shown in the following table.

                                   Table 11
                   Geographic Distribution of Loan Portfolio

--------------------------------------------------------------------------------
                                                                         Percent
December 31, 2000                                                          of
(Dollars in thousands)                                     Amount         Total
--------------------------------------------------------------------------------

Michigan                                                  $2,665,988         71%
Ohio                                                         666,546         18
Indiana                                                      132,309          3
Other states                                                 306,833          8
                                                          ----------        ---
     Total                                                $3,771,676        100%
                                                          ==========        ---
--------------------------------------------------------------------------------

Mortgage Loans Held for Sale

     Mortgage loans held for sale decreased $73.9 million, or 16%, to $385.2 million at December 31, 2000, after decreasing 40% to $459.1 million at December 31, 1999. The decreases were due to an increase in interest rates which resulted in a decreased level of mortgage origination volumes in the fourth
quarters compared to prior years.   The average mortgage loans held for sale
balance in 2000 decreased 16% compared to 1999 reflecting the Company's decreased level of mortgage loan production volumes during 2000.

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

     Republic Bank has an established Loan Review group to conduct ongoing, independent reviews of the lending process. This group ensures adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risks inherent in the loan portfolio, and ensures that proper documentation exists.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company's strategies for managing the related credit risk.

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and on obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2000 and 1999, commercial real estate loans accounted for 93% and 90%, respectively, of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial and industrial loans are generally secured by the company's assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 2000 and 1999, these loans accounted for 52% and 53%, respectively, of total portfolio loans. Credit risk exposure in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to equity ratios and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company's fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

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

                                   Table 12
                             Non-Performing Assets

------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                          2000      1999     1998      1997     1996
------------------------------------------------------------------------------------------
Non-accrual loans:
  Commercial                                 $ 5,499   $ 4,651  $ 6,141   $ 1,705  $ 4,045
  Residential real estate mortgages           13,429    10,449   12,011    11,327    7,016
  Installment                                  2,167     2,419    1,826     1,111      707
                                             -------   -------  -------   -------  -------
   Total non-accrual loans                    21,095    17,519   19,978    14,143   11,768
Other real estate owned                        4,906     4,743    5,648     3,535    2,912
                                             -------   -------  -------   -------  -------
   Total non-performing assets               $26,001   $22,262  $25,626   $17,678  $14,680
                                             =======   =======  =======   =======  =======
------------------------------------------------------------------------------------------
Non-performing assets as a percentage of:
  Portfolio loans and OREO                       .69%      .66%    1.01%      .73%     .79%
  Portfolio loans, mortgage loans held
   for sale and OREO                             .62       .58      .77       .60      .67
  Total assets                                   .56       .52      .61       .48      .50

------------------------------------------------------------------------------------------
Loans past due 90 days or more
 and still accruing interest:
  Commercial                                 $   209   $   100  $    74   $   274  $     -
  Residential real estate mortgages                -         -        -       228      548
  Installment                                      -         -        -         6       22
                                             -------   -------  -------   -------  -------
   Total loans past due 90 days or more      $   209   $   100  $    74   $   508  $   570
                                             =======   =======  =======   =======  =======
------------------------------------------------------------------------------------------


     Non-performing assets totaled $26.0 million at December 31, 2000, an increase of $3.7 million compared to $22.3 million at December 31, 1999. The overall increase in total non-performing assets is primarily attributable to increases in non-accrual residential real estate mortgage loans. Historically, credit losses on loans secured by residential property have been minimal as demonstrated by the Company's low level of net loan charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

     Approximately $45.2 million, or 1.09%, of the loans in the loan portfolio at December 31, 2000, were 30 to 89 days delinquent, compared to $34.5 million, or 1.02% of portfolio loans, at December 31, 1999. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 2000, total loans on the watch list, excluding those categorized as non-accrual loans and loans past due 90 days and still accruing interest, were $39.0 million, or 1.0% of total portfolio loans, compared to $20.4 million, or .6% of total portfolio loans, at December 31, 1999.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2000, 1999 and 1998 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

                                   Table 13
                   Forgone Interest on Non-Performing Loans

------------------------------------------------------------------------------------------------------------
For the Year Ended December 31
(In thousands)                         2000                       1999                       1998
------------------------------------------------------------------------------------------------------------
                             Non-Accrual  Restructured  Non-Accrual  Restructured  Non-Accrual  Restructured
------------------------------------------------------------------------------------------------------------
Pro forma interest income     $  1,513       $     -     $  1,326      $      -     $  1,182      $      -
Interest income earned             600             -          249             -          247             -
                              --------       -------     --------      --------     --------      --------
 Forgone interest income      $    913       $     -     $  1,077      $      -     $    935      $      -
                              ========       =======     ========      ========     ========      ========
------------------------------------------------------------------------------------------------------------

Impaired Loans

     At December 31, 2000 and 1999, the gross recorded investment in impaired loans totaled $5.5 million and $4.7 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans (with the exception of residential mortgage and consumer installment loans) are applied against the principal balance. See Note 6 to the Consolidated Financial Statements for further discussion of impaired loans.

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

     Gross loan charge-offs decreased $870,000 to $6.5 million in 2000, compared to $7.4 million in 1999 and $3.5 million in 1998. The decrease in 2000 was primarily due to a reduction in commercial loan charge-offs compared to 1999, which included additional charge-offs on certain commercial loans of D&N Bank at the time of the Company's merger with D&N Financial. The ratio of net loan charge-offs to average loans, including loans held for sale, was .13% in 2000, compared to .17% for 1999 and .09% for 1998. Commercial loan net charge-offs as a percentage of average commercial loans was .14% for 2000, compared to .38% for 1999 and .04% for 1998. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .02% for 2000 compared to .03% in both 1999 and 1998. Installment loan net charge-offs as a percentage of average installment loans was .44% for 2000, compared to .40% for 1999 and .35% for 1998.

                                   Table 14
                   Analysis of the Allowance for Loan Losses

---------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                             2000      1999     1998      1997     1996
---------------------------------------------------------------------------------------------
Balance at beginning of year                    $27,128   $21,446  $17,883   $15,751  $15,083
Loan charge-offs:
  Commercial loans                                1,884     3,452      302       745      494
  Residential real estate mortgage loans            724       572      678       303      325
  Installment loans                               3,922     3,376    2,539     1,743    1,469
                                                -------   -------  -------   -------  -------
   Total loan charge-offs                         6,530     7,400    3,519     2,791    2,288

Recoveries:
  Commercial loans                                  452       691       83       115    1,210
  Residential real estate mortgage loans            178        27       52        20        5
  Installment loans                                 722       714      447       407      351
                                                -------   -------  -------   -------  -------
   Total recoveries                               1,352     1,432      582       542    1,566
                                                -------   -------  -------   -------  -------
   Net loan charge-offs                           5,178     5,968    2,937     2,249      722
Provision charged to expense                      6,500    11,650    6,500     4,381    1,390
                                                -------   -------  -------   -------  -------
Balance at end of year                          $28,450   $27,128  $21,446   $17,883  $15,751
                                                =======   =======  =======   =======  =======
---------------------------------------------------------------------------------------------

Allowance for loan losses as a percentage of
 year-end portfolio loans                           .75%      .80%     .84%      .74%     .85%
Allowance for loan losses as a percentage of
 year-end non-performing loans                   134.87    154.85   107.35    126.44   133.85
Net charge-offs as a percentage of average
 total loans (including loans held for sale)        .13       .17      .09       .09      .04   .
---------------------------------------------------------------------------------------------

     The Company's policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. If management determines a loan to be under secured, then a charge-off will generally be recommended no later than the month in which the loan becomes 120 days past due. Open-end installment loans (home equity lines of credit) are generally charged off when they become 180 days past due.

     The following table summarizes the Company's allocation of the allowance for loan losses for general, specific and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed necessary.

                                   Table 15
                  Allocation of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)              2000               1999               1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------
                                        % of               % of               % of               % of                % of
                                       total              total              total              total               total
                             Amount    loans     Amount   loans     Amount   loans     Amount   loans     Amount    loans
-------------------------------------------------------------------------------------------------------------------------
General allowances:
 Commercial loans           $ 7,109     30%     $ 4,705     26%    $ 2,339     25%    $ 2,940     20%    $ 3,170      17%
 Residential real estate
  mortgage loans              4,009     52        5,643     53       4,489     51       3,795     57       1,536      60
 Installment loans            8,089     18        8,717     21       4,616     24       3,735     23       2,988      23
                            -------             -------            -------            -------            -------
Total general
 allowances                  19,207              19,065             11,444             10,470              7,694

Specific allowances:
 Commercial loans                 -      -            -      -       1,145      -         145      -         463       -
 Residential real estate
  mortgage loans                  -      -            -      -           -      -           -      -          18       -
 Installment loans                -      -            -      -           -      -           -      -           -       -
                            -------    ---      -------    ---     -------    ---     -------    ---     -------     ---
Total specific
 allowances                       -      -            -      -       1,145      -         145      -         481       -

Unallocated allowances        9,243      -        8,063      -       8,857      -       7,268      -       7,576       -
                            -------    ---      -------    ---     -------    ---     -------    ---     -------     ---

Total allowance for
 loan losses                $28,450    100%     $27,128    100%    $21,446    100%    $17,883    100%    $15,751     100%
                            =======    ===      =======    ===     =======    ===     =======    ===     =======     ===

-------------------------------------------------------------------------------------------------------------------------

     The following table summarizes the graded loan categories used by the Company to determine the adequacy of the general allowance for loan losses at December 31, 2000, 1999 and 1998.

                                   Table 16
                      Graded Loan Categories Used in the
                  Allocation of the Allowance for Loan Losses

-----------------------------------------------------------------------------------------------------
December 31
(Dollar amounts in thousands)               2000                    1999                    1998
-----------------------------------------------------------------------------------------------------
                                            Loan                    Loan                    Loan
                                           Amount/(1)/             Amount/(1)/             Amount/(1)/
-----------------------------------------------------------------------------------------------------
Graded loan categories:
 Pass (Superior, High and Satisfactory)    $4,641,892              $4,127,646             $3,522,970
 Special mention                               35,054                  25,934                 16,238
 Substandard                                   27,989                  24,482                 29,196
 Doubtful                                           -                      72                     73
 Loss                                               -                       2                  1,145
                                           ----------              ----------             ----------
   Total loans                             $4,704,915              $4,178,136             $3,569,622
                                           ==========              ==========             ==========
-----------------------------------------------------------------------------------------------------

/(1)/Loan amounts include mortgage loans held for sale and unfunded commitments totaling $548 million, $346 million and $256 million at December 31, 2000, 1999 and 1998, respectively.

     Each element of the general allowance for December 31, 2000, 1999 and 1998 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 2.5% to 5%; Substandard - 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

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

     Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis and computes the allowance for loan losses. This review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general or specific reserve.

     The unallocated allowance for loan losses increased to $9.2 million at December 31, 2000 from $8.1 million at December 31, 1999. The increase is primarily a result of the provision for loan losses exceeded net charge-offs by $1.3 million while the general allowance remained fairly consistent with 1999.

     The provision for loan losses decreased to $6.5 million during 2000 from $11.7 million in 1999. Excluding the $5.0 million additional charge recorded in 1999 in conjunction with the merger of D&N Financial Corporation, the provision remained consistent with the prior year. General provisions were necessary as a result of the increase in the commercial loan portfolio, the increase in non-accrual loans and the increase in loans 30 to 89 days delinquent in 2000. In 1999, the provision for loan losses increased to $11.7 million from $6.5 million in 1998. General provisions were necessary as a result of the $3.9 million increase in charge-offs, the increase in the commercial loan portfolio and the increase in loans 30 to 89 days delinquent in 1999. Non-accrual loans are included in the "substandard" classification in the Company's risk rating methodology. There have been no changes in the Company's estimation methods since 1996.

Securities Available for Sale

     The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The portfolio is comprised principally of U.S. Government agency obligations, obligations collateralized by U.S. Government-sponsored agencies, mainly in the form of collateralized mortgage obligations and mortgage-backed securities. The maturity structure of the portfolio is generally short-term in nature or indexed to variable rates. At December 31, 2000, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $73.3 million compared to $122.9 million at December 31, 1999.

     Investment securities available for sale totaled $211.9 million at December 31, 2000, a $5.4 million increase from $206.5 million at December 31, 1999. Investment securities available for sale totaled $601.4 million at December 31, 1998. The $394.9 million decrease from 1999 reflected sales and maturities of low-yielding fixed-rate securities primarily to fund growth in higher-yielding portfolio loans. The investment securities portfolio constituted 4.6% of the Company's assets at December 31, 2000, compared to 4.8% a year earlier.

     The following table summarizes the composition of the Company's investment securities portfolio at December 31, 2000, 1999 and 1998.

                                   Table 17
                    Securities Available For Sale Portfolio

------------------------------------------------------------------------------
December 31
(In thousands)                                        2000      1999      1998
------------------------------------------------------------------------------
U.S. Treasury and Government agency securities    $ 12,494  $ 44,548  $ 15,334
Commercial paper                                         -         -    89,851
Collateralized mortgage obligations                 88,249    65,903   356,075
Mortgage-backed securities                          19,869    16,152   103,822
Municipal and other securities                      14,512     3,289     5,109
Investment in FHLB                                  76,736    76,567    31,238
                                                  --------  --------  --------
  Total securities available for sale             $211,860  $206,459  $601,429
                                                  ========  ========  ========
------------------------------------------------------------------------------

     The maturity distribution of and average yield information for investment securities held as of December 31, 2000 is provided in the following table.

                                   Table 18
       Maturity Distribution of Securities Available for Sale Portfolio

-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                  Due Within              One to             Five to                After
(Dollars in thousands)              One Year             Five Years          Ten Years             Ten Years             Total
-----------------------------------------------------------------------------------------------------------------------------------
                            Estimated            Estimated            Estimated             Estimated             Estimated
                              Market     Avg.     Market      Avg.     Market      Avg.      Market       Avg.     Market      Avg.
                              Value     Yield     Value      Yield     Value      Yield      Value       Yield     Value      Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
 Government agency
 securities                  $     -       -%     $   -         -%   $   389      7.66%   $ 12,105      7.54%   $ 12,494      7.54%
Collateralized mortgage
 obligations /(2)(3)/              -       -          -         -          -         -      88,249      6.78      88,249      6.78
Mortgage-backed
 securities /(2)(3)/               7    7.36%         -         -          -         -      19,862      7.05      19,869      7.05
Municipal and other
 securities /(1)/                113    9.53         56      9.30      1,989      7.34      12,354      8.02      14,512      7.93
Investment in FHLB            76,736    7.98          -         -          -         -           -         -      76,736      7.98
                             -------   -----      -----     -----    -------     -----    ---------    -----    --------     -----
 Total securities
  available for sale         $76,856    7.97%     $  56      9.30%   $ 2,378      7.39%   $132,570      7.01%   $211,860      7.36%
                             =======   =====      =====     =====    =======     =====    ========     =====    ========     =====

-----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
/(2)/ Collateral guaranteed by U.S. Government agencies.
/(3)/ All maturities beyond ten years have estimated average lives of less than 6 years. The average yield presented represents the current yield on these securities.

Liabilities
-----------

Deposits

     Total deposits, the Company's primary source of funding, increased 4% to $2.73 billion at December 31, 2000, after decreasing 1% a year earlier. The Company's core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts, money market accounts, Individual Retirement Accounts (IRAs) and retail certificates of deposit. At year-end 2000, core deposits totaled $2.20 billion, a slight decrease when compared to $2.21 billion at year-end 1999.

                                   Table 19
     Maturity Distribution of Certificates of Deposit of $100,000 or More

--------------------------------------------------------------------------------
December 31
(In thousands)                                                              2000
--------------------------------------------------------------------------------
Three months or less                                                    $367,466
Over three months through six months                                     251,707
Over six months through twelve months                                    104,797
Over twelve months                                                        79,980
                                                                        --------
  Total                                                                 $803,950
                                                                        ========

--------------------------------------------------------------------------------

     The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2000, these deposits totaled $105.4 million and $422.7 million, respectively, and represented 19% of total deposits on a combined basis. At December 31, 1999, brokered certificates of deposit totaled $72.9 million and municipal certificates of deposit totaled $325.7 million, representing 15% of total deposits on a combined basis.

Short-Term Borrowings

     Short-term borrowings decreased $55.5 million, or 97%, to $1.7 million at December 31, 2000, following a 41% decline to $57.2 million a year earlier. Short-term borrowings at year-end 2000 were treasury, tax and loan demand notes. At year-end 1999, the short-term borrowings balance also included federal funds purchased. The amount provided by these funding sources has declined over the past two years due to increases in short- and long-term FHLB advances and total deposits. See Note 9 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

     The Company's bank subsidiary routinely utilizes FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loan production and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 150% of the total advances. Total FHLB advances were $1.38 billion at December 31, 2000 compared to $1.17 billion at December 31, 1999, representing an 18% increase. This increase was primarily attributable to the utilization of FHLB advances to fund mortgage loan originations. See Note 10 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

     Long-term debt totaled $47.5 million at December 31, 2000 and 1999. See
Note 11 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital
-------

     Shareholders' equity increased $28.4 million, or 11%, to $294.9 million at December 31, 2000, after increasing slightly to $266.4 million a year earlier. The increase in shareholders' equity during 2000 resulted primarily from net income of $45.7 million being offset by $15.7 million in cash dividends to shareholders in 2000. The total cash dividend paid in 2000 represented a 12% increase over the amount declared in 1999, reflecting the increase in the shares outstanding that resulted from the Company's 10% stock dividend and an increase in the cash dividend paid to $.32 per share from $.30 per share in 1999.

     On November 18, 1999, the Board of Directors approved a stock repurchase plan allowing for the repurchase of up to 1,100,000 shares of the Company's outstanding common stock. On February 15, 2001, the Board of Directors approved a 2001 Stock Repurchase Program authorizing the repurchase of up to 1,000,000 additional shares. The 2001 Stock Repurchase Program will commence at the conclusion of the 1999 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 922,000 and 95,500 shares under this program during 2000 and 1999, respectively.

     The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 10.38% at December 31, 2000, compared to 10.60% a year ago. For further information regarding regulatory capital requirements, see Note 24 to the Consolidated Financial Statements.

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

     Short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, core deposit growth, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2000, the Company's balance of certificates of deposit maturing within the next twelve months was $1.44 billion. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

     At December 31, 2000, Republic Bank had available $127.5 million in unused lines of credit with third parties for federal funds purchased and $109.9 million available in unused borrowings with the FHLB.

     Republic Bancorp Inc. has two major funding sources to meet its liquidity requirements: dividends from its subsidiary and access to the capital markets. On December 31, 2000, $183.4 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, compared to $158.2 million at December 31, 1999. Also, at December 31, 2000, the parent company had interest-earning deposits of $16.7 million at Republic Bank to meet any liquidity requirements. In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2000.

     As discussed in Item 1 of the Company's 2000 Annual Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

Forward-Looking Statements

     The section that follows entitled "Market Risk Management" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of the Company's 2000 Annual Report on Form 10-K.

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

Interest Rate Risk Management
-----------------------------

     The Company's ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at the Company's subsidiary bank is responsible for ensuring that the subsidiary asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

     During 2000, short-term interest rates increased fairly significantly while long-term interest rates decreased. The three-month treasury-bill increased 57 basis points from December 31, 1999 to December 31, 2000, while the 30-year treasury bond decreased 102 basis points and the prime lending rate increased 100 basis points during 2000. As a result of the long-term interest rates beginning the year at a higher level than in recent years and a significant portion of the decrease not occurring until the fourth quarter of 2000, the demand for residential loans decreased during 2000. Despite the increase in the prime lending rate, commercial lending increased due to the successful efforts by our team of commercial lenders. Portfolio loan growth was funded primarily with deposit growth and FHLB borrowings. The Company's net interest margin decreased 15 basis points to 3.14% during 2000 due to the increase in the Company's cost of funds, which was offset by an improved the mix of its average earning assets.

     The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans in this balance are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to both closely match its liquidity needs as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 22 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale to the secondary market exposes the Company to market risk during the period after the loans close but before they are sold to investors. To minimize this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

     The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

     Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 2000, the cumulative one-year gap was a negative 3.36% of total earning assets. At December 31, 1999, the cumulative one-year gap was a negative 7.32% of total earning assets.

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

     As of December 31, 2000, the earnings simulation model projects net interest income would decrease by 11% of base net interest income for 2001, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 9%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as liability-sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

                                  Table 20
                           Static Gap Analysis/(1)/

---------------------------------------------------------------------------------------------------------------------------
                                                       Within        4 Months         1 to         5 Years
(Dollars in thousands)                                3 Months      to 1 Year       5 Years        or Over         Total
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000
Interest-Earning Assets:
 Federal funds sold and other money market
  investments                                         $    5,819     $       -     $        -     $        -     $    5,819
 Mortgage loans held for sale                            344,232        40,975              -              -        385,207
 Securities available for sale                           121,997        14,480         39,356         36,027        211,860
 Loans, net of unearned income                           836,903       695,158      1,697,884        541,731      3,771,676
                                                      ----------     ---------     ----------     ----------     ----------
  Total interest-earning assets                       $1,308,951     $ 750,613     $1,737,240     $  577,758     $4,374,562
                                                      ==========     =========     ==========     ==========     ==========

Interest-Bearing Liabilities:
 Deposits:
  Savings and NOW accounts                            $        -     $       -     $  476,541     $  114,957     $  591,498
  Money market accounts                                        -        74,517         74,517              -        149,034
  Certificates of deposit:
   Under $100,000                                        250,733       393,950        253,972         17,880        916,535
   $100,000 or more                                      367,466       356,505         79,448            531        803,950
                                                      ----------     ---------     ----------     ----------     ----------
     Total certificates of deposit                       618,199       750,455        333,420         18,411      1,720,485
                                                      ----------     ---------     ----------     ----------     ----------
      Total interest-bearing deposits                    618,199       824,972        884,478        133,368      2,461,017
 Short-term borrowings/(2)/                                1,729             -              -              -          1,729
 FHLB advances                                           640,751        87,000         33,503        622,259      1,383,513
 Long-term debt                                            9,000        25,000         13,500              -         47,500
                                                      ----------     ---------     ----------     ----------     ----------
  Total interest-bearing liabilities                  $1,269,679     $ 936,972     $  931,481     $  755,627     $3,893,759
                                                      ==========     =========     ==========     ==========     ==========

Interest rate sensitivity gap                         $   39,272     $(186,359)    $  805,759     $ (177,869)    $  480,803
As a percentage of total interest-earning assets             .90%        (4.26)%        18.42%         (4.07)%        10.99%

Cumulative interest rate sensitivity gap              $   39,272     $(147,087)    $  658,672     $  480,803
As a percentage of total interest-earning assets             .90%        (3.36)%        15.06%         10.99%
---------------------------------------------------------------------------------------------------------------------------
December 31, 1999
Interest-Earning Assets:
 Federal funds sold and other money market
  investments                                         $    9,338     $       -     $        -     $        -     $    9,338
 Mortgage loans held for sale                            459,059             -              -              -        459,059
 Securities available for sale                            92,283        19,345         50,015         48,742        210,385
 Loans, net of unearned income                           937,242       623,306      1,328,569        484,308      3,373,425
                                                      ----------     ---------     ----------     ----------     ----------
  Total interest-earning assets                       $1,497,922     $ 642,651     $1,378,584     $  533,050     $4,052,207
                                                      ==========     =========     ==========     ==========     ==========

Interest-Bearing Liabilities:
 Deposits:
  Savings and NOW accounts                            $        -     $       -     $  457,775     $  124,935     $  582,710
  Money market accounts                                        -        86,444         86,444              -        172,888
  Certificates of deposit:
   Under $100,000                                        272,852       401,760        201,675         18,139        894,426
   $100,000 or more                                      366,734       273,104         73,008          1,215        714,061
                                                      ----------     ---------     ----------     ----------     ----------
     Total certificates of deposit                       639,586       674,864        274,683         19,354      1,608,487
                                                      ----------     ---------     ----------     ----------     ----------
      Total interest-bearing deposits                    639,586       761,308        818,902        144,289      2,364,085
 Short-term borrowings/(2)/                               57,243             -              -              -         57,243
 FHLB advances                                           874,000       105,000        187,808          5,403      1,172,211
 Long-term debt                                                -             -         47,500              -         47,500
                                                      ----------     ---------     ----------     ----------     ----------
  Total interest-bearing liabilities                  $1,570,829     $ 866,308     $1,054,210     $  149,692     $3,641,039
                                                      ==========     =========     ==========     ==========     ==========

Interest rate sensitivity gap                         $  (72,907)    $(223,657)    $  324,374     $  383,358     $  411,168
As a percentage of total interest-earning assets           (1.80)%       (5.52)%         8.00%          9.46%         10.15%

Cumulative interest rate sensitivity gap                 (72,907)    $(296,564)    $   27,810     $  411,168
As a percentage of total interest-earning assets           (1.80)%       (7.32)%          .69%         10.15%
---------------------------------------------------------------------------------------------------------------------------

/(1)/ Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.
/(2)/ Includes federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.

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

Accounting and Financial Reporting Developments

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

  The Company implemented FAS 133 effective January 1, 2001. The transition adjustments resulting from adopting this Statement 133 are immaterial. The Company believes that its hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, are highly effective. Therefore, the Company does not expect FAS 133 to have a significant impact on net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

---------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                          2000         1999
---------------------------------------------------------------------------------
Assets
Cash and due from banks                                   $   76,558   $   74,423
Interest-earning deposits with banks                           5,819        9,338
                                                          ----------   ----------
      Cash and cash equivalents                               82,377       83,761
Mortgage loans held for sale                                 385,207      459,059
Securities available for sale                                211,860      206,459
Loans, net of unearned income                              3,771,676    3,373,425
Less allowance for loan losses                               (28,450)     (27,128)
                                                          ----------   ----------
      Net loans                                            3,743,226    3,346,297
Premises and equipment                                        36,094       40,025
Mortgage servicing rights                                     51,796       67,290
Other assets                                                 100,081       98,724
                                                          ----------   ----------
      Total assets                                        $4,610,641   $4,301,615
                                                          ==========   ==========

Liabilities
Noninterest-bearing deposits                              $  267,509   $  248,965
Interest bearing deposits:
     NOW accounts                                            150,476      142,536
     Savings and money market accounts                       590,056      613,062
     Certificates of deposit                               1,720,485    1,608,487
                                                          ----------   ----------
      Total interest-bearing deposits                      2,461,017    2,364,085
                                                          ----------   ----------
         Total deposits                                    2,728,526    2,613,050
Federal funds purchased and
      other short-term borrowings                              1,729       57,243
FHLB advances                                              1,383,513    1,172,211
Accrued expenses and other liabilities                       125,790      116,451
Long-term debt                                                47,500       47,500
                                                          ----------   ----------
      Total liabilities                                    4,287,058    4,006,455

Preferred stock of subsidiary                                 28,719       28,719

Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
 and convertible; 5,000,000 shares authorized,
 none issued and outstanding                                       -            -
Common stock, $5 par value; 75,000,000 shares
 authorized; 49,424,000 and 49,814,000 shares
 issued and outstanding in 2000 and 1999, respectively       247,119      226,429
Capital surplus                                               44,961       39,163
Retained earnings                                              2,994        3,401
Accumulated other comprehensive loss                            (210)      (2,552)
                                                          ----------   ----------
      Total shareholders' equity                             294,864      266,441
                                                          ----------   ----------

      Total liabilities and shareholders' equity          $4,610,641   $4,301,615
                                                          ==========   ==========
 --------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

-------------------------------------------------------------------------------------------
Years Ended December 31
(Dollars in thousands, except per share data)                    2000       1999       1998
-------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                                   $333,667   $268,552   $247,314
Interest on investment securities                              14,661     31,110     38,665
                                                             --------   --------   --------
 Total interest income                                        348,328    299,662    285,979
                                                             --------   --------   --------

Interest Expense
Interest on deposits:
 NOW accounts                                                   1,708      1,722      1,702
 Savings and money market accounts                             22,625     22,701     25,283
 Certificates of deposits                                      98,829     82,150     83,315
                                                             --------   --------   --------
  Total interest expense on deposits                          123,162    106,573    110,300
Federal funds purchased, securities sold under agreements
  to repurchase and other short-term borrowings                 3,532      3,462      6,984
Interest on FHLB advances                                      83,552     57,616     52,370
Interest on long-term debt                                      3,434      3,745      3,995
                                                             --------   --------   --------
 Total interest expense                                       213,680    171,396    173,649
                                                             --------   --------   --------
 Net interest income                                          134,648    128,266    112,330
Provision for loan losses                                       6,500     11,650      6,500
                                                             --------   --------   --------
 Net interest income after provision for loan losses          128,148    116,616    105,830
                                                             --------   --------   --------

Noninterest Income
Mortgage loan production revenue                               55,720     80,368     85,322
Net mortgage servicing revenue                                  3,439      6,101        (64)
Service charges                                                 7,819      7,327      5,902
Investment securities gains (losses)                              109     (7,345)     2,525
Other noninterest income                                        3,751      6,232      4,863
                                                             --------   --------   --------
 Total noninterest income                                      70,838     92,683     98,548
                                                             --------   --------   --------

Noninterest Expense
Salaries and employee benefits                                 72,538     83,161     80,015
Occupancy expense of premises                                  13,467     13,594     11,612
Equipment expense                                               9,090      7,809      7,192
Other noninterest expenses                                     36,546     44,835     43,257
Merger integration and restructuring (credit)                  (4,000)    31,521          -
                                                             --------   --------   --------
 Total noninterest expense                                    127,641    180,920    142,076
                                                             --------   --------   --------
Income before income taxes                                     71,345     28,379     62,302
Provision for income taxes                                     22,945     10,745     20,627
                                                             --------   --------   --------
Income before preferred stock dividends                        48,400     17,634     41,675
Dividends on preferred stock                                    2,723      2,723      2,723
                                                             --------   --------   --------
Net Income                                                   $ 45,677   $ 14,911   $ 38,952
                                                             ========   ========   ========

Basic earnings per share                                     $    .92   $    .30   $    .80
                                                             ========   ========   ========

Diluted earnings per share                                   $    .92   $    .30   $    .78
                                                             ========   ========   ========
-------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                          Number of                                                          Other        Total
 (In thousands, except per                 Common     Common       Capital     Treasury     Retained     Comprehensive  Shareholder'
 share data)                               Shares     Stock        Surplus       Stock      Earnings     Income (loss)     Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1998                 35,417    $177,085     $ 30,644      $ (1,581)  $ 22,316       $    706        $229,170
Comprehensive Income:
 Net Income                                                                                   38,952                         38,952
 Unrealized holding gains
  on securities,
  net of $461 income tax benefit                                                                              2,425           2,425
 Reclassification adjustment for gains
  included in net income, net of $884
  income tax expense                                                                                         (1,641)         (1,641)
                                                                                                          ---------      ----------
 Net unrealized gains on
  securities, net of tax                                                                                        784             784
                                                                                                                         ----------
 Comprehensive income                                                                                                        39,736
Cash dividends declared
 ($.26 per share)                                                                             (9,388)                        (9,388)
Awards of common stock under
 Incentive Stock Plan                                                (1,640)                                                 (1,640)
Amortization of restricted stock                                        979                                                     979
5 for 4 stock split                          4,737      23,685      (10,538)                 (13,183)                           (36)
Issuance of common shares:
 Through exercise of stock options             337       1,685        2,569                                                   4,254
 Through exercise of stock warrants            135         673         (215)                                                    458
 Through employee stock awards                 163         818        2,255                                                   3,073
Tax benefit relating to
 exercise of stock options                                              873                                                     873
Reissuance of treasury shares                                        (1,964)        1,964                                         -
Repurchase of common shares                    (77)       (386)        (833)         (383)                                   (1,602)
                                            ------   ---------    ---------       -------   --------      ---------      ----------
Balances at December 31, 1998               40,712     203,560       22,130             -     38,697          1,490         265,877
Comprehensive Income:
 Net Income                                                                                   14,911                         14,911
 Unrealized holding losses on securities,
   net of $4,747 income tax benefit                                                                          (8,816)         (8,816)
 Reclassification adjustment for losses
  included in net income, net of $2,571
  income tax benefit                                                                                          4,774           4,774
                                                                                                          ---------      ----------
 Net unrealized gains on
  securities, net of tax                                                                                     (4,042)         (4,042)
                                                                                                                         ----------
 Comprehensive income                                                                                                        10,869
Cash dividends declared
 ($.30 per share)                                                                            (13,876)                       (13,876)
Awards of common stock
 under Incentive Stock Plan                                            (545)                                                   (545)
Amortization of restricted
 stock                                                                1,012                                                   1,012
10% common share dividend                    4,121      20,605       15,703                  (36,331)                           (23)
Issuance of common shares:
 Through exercise of stock options             470       2,347          564                                                   2,911
 Through exercise of stock warrants             30         152          (71)                                                     81
 Through employee stock awards                 193         965        1,495                                                   2,460
Tax benefit relating to exercise of stock
 options and warrants and vesting
 of restricted stock                                                    723                                                     723
Repurchase of common shares                   (240)     (1,200)      (1,848)                                                 (3,048)
                                            ------   ---------    ---------       -------   --------      ---------      ----------
Balances at December 31, 1999               45,286     226,429       39,163             -      3,401         (2,552)        266,441
------------------------------------        ---------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Continued)
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                             Number of                                                  Other             Total
                                              Common       Common  Capital    Treasury   Retained     Comprehensive   Shareholders'
(In thousands, except per share data          Shares       Stock   Surplus      Stock    Earnings     Income (loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                  45,286    $226,429   $39,163           -   $  3,401         $(2,552)       $266,441
Comprehensive Income:
  Net Income                                                                                45,677                          45,677
  Unrealized holding gains on
   securities, net of $1,299
   income tax expense                                                                                        2,413           2,413
  Reclassification adjustment for
   gains included in net income,
   net of $38 income tax expense                                                                               (71)            (71)
                                                                                                           -------        --------
  Net unrealized losses on securities,
    net of tax                                                                                               2,342           2,342
                                                                                                                          --------
  Comprehensive income                                                                                                      48,019
Cash dividends declared ($.32 per share)                                                   (15,726)                        (15,726)
Awards of common stock under
 Incentive Stock Plan                                                  (566)                                                  (566)
Amortization of restricted stock                                      1,133                                                  1,133
10% common share dividend                       4,507      22,535     7,823                (30,358)                              -
 Issuance of common shares:
 Through exercise of stock options                331       1,654      (683)                                                   971
 Through exercise of stock warrants                21         104        46                                                    150
 Through employee stock awards                    201       1,005       970                                                  1,975
Tax benefit relating to exercise
 of stock options and warrants and
 vesting of restricted stock                                            521                                                    521
Repurchase of common shares                      (922)     (4,608)   (3,446)                                                (8,054)
                                               ------    --------   -------   ---------   --------        --------        --------
Balances at December 31, 2000                  49,424    $247,119   $44,961           -   $  2,994         $  (210)       $294,864
                                               ======    ========   =======   ---------   ========        ========        ========

----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

Year Ended December 31
(In thousands)                                                          2000             1999         1998
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                       $    45,677       $    14,911        $   38,952
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                       10,406             9,302             7,405
  Amortization and impairment of mortgage servicing rights            13,974            12,157            18,038
  Net gains on sale of mortgage servicing rights                     (28,445)          (37,158)          (37,779)
  Net (gains) losses on sale of securities available for sale           (109)            7,345            (2,525)
  Net gains on sale of loans                                          (1,112)           (3,883)           (5,602)
  Proceeds from sale of mortgage loans held for sale               3,509,017         4,643,117         5,620,400
  Origination of mortgage loans held for sale                     (3,435,165)       (4,332,148)       (5,743,164)
  Decrease (increase) in other assets                                  3,858            (1,473)          (35,123)
  Increase (decrease) in other liabilities                             9,339           (24,353)           14,947
  Other, net                                                          (7,811)           (4,369)           (4,055)
                                                                 -----------   ---------------        ----------
   Total adjustments                                                  73,952           268,537          (167,458)
                                                                 -----------   ---------------        ----------
   Net cash provided by (used in) operating activities               119,629           283,448          (128,506)

Cash Flows From Investing Activities:
Proceeds from sale of mortgage servicing rights                       63,887            75,953            65,419
Additions to mortgage servicing rights                               (40,647)          (53,975)          (49,396)
Proceeds from sale of securities available for sale                   41,373           498,089           171,201
Proceeds from maturities/principal payments of
 securities available for sale                                        24,651           325,183           197,062
Proceeds from maturities/principal payments of
 securities held to maturity                                               -                 -           231,353
Purchase of securities available for sale                            (67,838)         (251,959)         (345,122)
Purchase of securities held to maturity                                    -          (121,561)         (259,044)
Proceeds from sale of loans                                          171,941           174,249           260,316
Net increase in loans made to customers                             (566,961)         (995,420)         (609,147)
Proceeds from sale of fixed assets                                     1,672                82               208
                                                                 -----------   ----------------       ----------
   Net cash used in investing activities                            (371,922)         (349,359)         (337,150)

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits                        $   115,476       $   (29,781)        $ 350,890
Purchase of bank branch deposits                                           -                 -            71,888
Net decrease in short-term borrowings                                (55,514)          (39,695)         (110,566)
Net (decrease) increase in short-term FHLB advances                 (202,000)          549,000            12,000
Proceeds from long-term FHLB advances                                635,302            35,000           350,000
Payments on long-term FHLB advances                                 (222,000)         (398,360)         (206,064)
Payments on long-term debt                                                 -            (4,694)           (1,734)
Net proceeds from issuance of common shares                            3,096             5,452             7,785
Repurchase of common shares                                           (8,054)           (3,048)           (1,602)
Dividends paid                                                       (15,397)          (11,914)           (9,394)
                                                                 -----------   ----------------       ----------
   Net cash provided by financing activities                         250,909           101,960           463,203
                                                                 -----------   ----------------       ----------

Net (decrease) increase in cash and cash equivalents                  (1,384)           36,049            (2,453)
Cash and cash equivalents at beginning of year                        83,761            47,712            50,165
                                                                 -----------   ----------------       -----------
Cash and cash equivalents at end of year                         $    82,377            83,761        $   47,712
                                                                 ===========   ================       ===========
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest                                                        $   210,304       $   169,692        $  172,294
 Income taxes                                                    $    22,273       $    13,607        $   13,482

Supplemental Schedule of Non-Cash Investing Activities:
 Portfolio loan charge-offs                                      $     6,530       $     7,400        $    3,519
 Securitization of loans into mortgage-backed securities         $         -       $         -        $   82,856
 Transfer of securities held to maturity to securities
   available for sale                                            $         -       $    58,476        $        -
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

  Republic Bancorp Inc. and Subsidiary (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has two primary lines of business: (1) commercial and retail banking and (2) mortgage banking. Financial products are offered to consumers and businesses through the 90 retail bank branches of its bank subsidiary located in Michigan, Ohio and Indiana. The Company also maintains a nationwide mortgage banking network of 56 offices located in 16 states. In addition, the Company performs residential mortgage loan servicing for the benefit of others with responsibilities ranging from collecting and remitting loan payments to supervising foreclosure proceedings.

Principles of Consolidation

  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Republic Bancorp Inc.; its wholly-owned bank subsidiary, Republic Bank (including its subsidiaries, D&N Capital Corporation, Quincy Investment Services, Inc. and Market Street Mortgage Corporation.). D&N Capital Corporation and Quincy Investment Services, Inc. are wholly-owned subsidiaries and Market Street Mortgage Corporation, is an 80% majority-owned mortgage company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Certain prior year amounts have been reclassified to conform to current year presentations. The primary reclassification from prior year is the deduction of mortgage loan commission expense against mortgage loan production revenue for 1999 and 1998.

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

  Each element of the general allowance for December 31, 2000, 1999 and 1998 was determined by applying the following risk percentages to each grade of loan:
Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 2.5% to 5%; Substandard - 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions.
The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

  Based upon these reviews, the Company determines the grade for its loan portfolio on a monthly basis and computes the allowance for loan losses. This review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general or specific reserve.

Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms. Long-lived assets held for use, held for disposal and goodwill are measured for impairment and are accounted for under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

  Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for
Stock-Based Compensation.   As permitted by the Statement, the Company continues
to use the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25 when accounting for its employee stock compensation plans. Therefore, no compensation costs are charged against income for stock option grants. Accordingly, the Company is required to disclose pro forma net income and earnings per share information as if compensation expense had been recognized for stock options granted based on the fair value method prescribed by SFAS No. 123. See Note 15 to the Consolidated Financial Statements.

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

During 1999:

  On May 17, 1999, the Company merged with D&N Financial Corporation ("D&N Financial"), headquartered in Troy and Hancock, Michigan, whereby each share of D&N Financial common stock was converted into 1.82 shares of the Company's common stock. D&N Financial was a financial services holding company with approximately $2.0 billion in assets and $119.8 million in stockholders' equity at May 17, 1999. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

Notes to Consolidated Financial Statements

   The effect on the results of operations for the periods prior to the combination is as follows:

                                   Three Months       Year
                                       Ended         Ended
                                     March 31,    December 31,
(In thousands)                         1999           1998
---------------------------------  -------------  ------------
                                    (Unaudited)
Total Revenue:
 Republic Bancorp Inc.                  $60,052       $230,733
 D&N Financial Corporation               39,312        153,794
                                        -------       --------
  Total                                 $99,364       $384,527
                                        =======       ========
Net Income:
 Republic Bancorp Inc.                  $ 6,136       $ 22,890
 D&N Financial Corporation                4,019         16,062
                                        -------       --------
  Total                                 $10,155       $ 38,952
                                        =======       ========
Basic earnings per share:/(1)/
 Republic Bancorp Inc.                  $   .21       $    .80
 D&N Financial Corporation                  .43           1.75
Diluted earnings per share:/(1)/
 Republic Bancorp Inc.                  $   .21       $    .78
 D&N Financial Corporation                  .42           1.69

--------------------------------------------------------------------------------

/(1)/ All per share amounts presented have been adjusted to reflect the issuance of stock dividends or splits effected in the form of stock dividends.

Note 3.  Merger Integration and Restructuring Charge

  Prior to the merger with D&N Financial Corporation on May 17, 1999, the Company formulated a merger integration and restructuring plan. In connection with this plan, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges. Actions incorporated in the business combination and restructuring plan were targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs include appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

  Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represented 13% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 2000 and 1999, 200 and 51 positions, respectively, had been eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees, and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represent the costs associated with the closing of 6 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges include the expenses expected from the integration of the two banking systems which is expected to be completed in the fourth quarter of 2000. Other merger-related costs include various transaction costs.

  During the fourth quarter of 2000, the Company completed its integration and restructuring plan when Republic Bank and D&N Bank combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs. Therefore, the Company recorded a merger integration and restructuring credit of $4 million in the fourth quarter of 2000. Total severance and employee benefits, branch closings and real estate transactions, and system costs incurred were $1.2 million, $1.8 million and $1.0 million, respectively, less than estimated when establishing the initial merger integration and restructuring reserves. Severance and employee benefits costs were less as a result of employees leaving prior to the date severance payments were required and benefit costs being less than anticipated. Branch closings and real estate

Notes to Consolidated Financial Statements transactions were less as a result of closing only 3 offices from the original estimate of 6 due to the re-evaluation of retail bank locations and revised appraisals on the value of impaired assets as a result of a change in circumstances. System charges were less than anticipated as a result of efficiencies associated with combining D&N Bank and Republic Bank to a common banking system resulting in actual costs being less than the initial reserve.

  The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 2000 and 1999 and the reserve balance remaining at December 31, 2000 and 1999:

------------------------------------------------------------------------------------------------
                                               Amount    Reserve    Amount    Amount     Reserve
                                    Initial   Utilized   Balance   Utilized  Reversed    Balance
(In thousands)                      Reserve   in 1999    12/31/99  in 2000   in 2000     12/31/00
-------------------------------------------------------------------------------------------------
Type of Costs:
 Severance and employee benefit
   accruals                          $10,446   $ 7,986  $   2,460    $1,274   $(1,186)  $       -
 Professional fees                     5,133     4,963        170       170         -           -
 Branch closings and real estate
   transactions                        8,652     6,140      2,512       728    (1,784)          -
 Systems                               2,201        26      2,175     1,145    (1,030)          -
 Other                                 5,089     5,089          -         -         -           -
                                     -------   -------  ---------    ------   -------   ---------
  Total merger integration and
   restructuring charge              $31,521   $24,204  $   7,317    $3,317   $(4,000)  $       -
                                     =======   =======  =========    ======   =======   =========
-------------------------------------------------------------------------------------------------

Note 4.  Securities Available for Sale

  Information regarding the Company's securities available for sale portfolio follows:

-----------------------------------------------------------------------------------------------
                                                                Gross       Gross     Estimated
                                                   Amortized  Unrealized  Unrealized    Fair
(In thousands)                                       Cost       Gains       Losses      Value
-----------------------------------------------------------------------------------------------
December 31, 2000:
 U.S. Treasury and Government agency securities     $ 12,516        $ 65      $   87   $ 12,494
 Collateralized mortgage obligations                  88,727           4         482     88,249
 Mortgage-backed securities                           19,941          10          82     19,869
 Municipal and other securities                       14,263         249           -     14,512
                                                    --------        ----      ------   --------
  Total debt securities                              135,447         328         651    135,124
 Investment in FHLB                                   76,736           -           -     76,736
                                                    --------        ----      ------   --------
  Total securities available for sale               $212,183        $328      $  651   $211,860
                                                    ========        ====      ======   ========

December 31, 1999:
 U.S. Treasury and Government agency securities     $ 45,607        $  -      $1,059   $ 44,548
 Collateralized mortgage obligations                  68,150           -       2,247     65,903
 Mortgage-backed securities                           16,792           -         640     16,152
 Municipal and other securities                        3,274          34          19      3,289
                                                    --------        ----      ------   --------
  Total debt securities                              133,823          34       3,965    129,892
 Investment in FHLB                                   76,562           5           -     76,567
                                                    --------        ----      ------   --------
  Total securities available for sale               $210,385        $ 39      $3,965   $206,459
                                                    ========        ====      ======   ========
-----------------------------------------------------------------------------------------------

  The amortized cost and estimated market value of securities available for sale at December 31, 2000, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations are approximately 3.7 years. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000            Due Within             One to                 Five to                After
(Dollars in thousands)        One Year            Five Years              Ten Years             Ten Years             Total
------------------------------------------------------------------------------------------------------------------------------------
                                   Estimated              Estimated            Estimated             Estimated             Estimated
                         Amortized   Market    Amortized    Market   Amortized   Market    Amortized   Market   Amortized   Market
                           Cost      Value       Cost       Value      Cost      Value       Cost      Value      Cost       Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
 Government agency
 securities             $       -  $       -  $       -  $       -  $     389  $     389   $ 12,127   $ 12,105   $ 12,516   $ 12,494
Collateralized mortgage
 obligations                    -          -          -          -          -          -     88,727     88,249     88,727     88,249
Mortgage-backed
 securities                     7          7          -          -          -          -     19,934     19,862     19,941     19,869
Municipal and other
 securities                   112        113         55         56      1,934      1,989     12,162     12,354     14,263     14,512
Investment in FHLB         76,736     76,736          -          -          -          -          -          -     76,736     76,736
                        ---------  ---------  ---------  ---------  ---------  ---------   --------   --------   --------   --------
 Total securities
  available for sale    $  76,855  $  76,856  $      55  $      56  $   2,323  $   2,378   $132,950   $132,570   $212,183   $211,860
                        =========  =========  =========  =========  =========  =========   ========   ========   ========   ========
------------------------------------------------------------------------------------------------------------------------------------

     Sales of investment securities resulted in the following realized gains and losses:

----------------------------------------------------------------
Year Ended December 31
(In thousands)                        2000       1999       1998
----------------------------------------------------------------
Proceeds from sales                $41,373   $498,089   $171,201
Realized gains (losses):
 Securities gains                  $   119   $  2,420   $  3,220
 Securities losses                     (10)    (9,765)      (695)
                                   -------   --------   --------
  Net securities gains (losses)    $   109   $ (7,345)  $  2,525
                                   =======   ========   ========
----------------------------------------------------------------

     Securities with a carrying value of approximately $58.7 million and $25.3 million at December 31, 2000 and 1999, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Note 5.  Loans

  Information regarding the Company's loan portfolio follows:

---------------------------------------------------------------
December 31
(In thousands)                                 2000        1999
---------------------------------------------------------------
Commercial:
 Commercial and industrial               $   79,544  $   88,370
 Real estate construction                   211,754     149,480
 Commercial real estate mortgages           840,994     650,642
                                         ----------  ----------
  Total commercial loans                  1,132,292     888,492
Residential real estate mortgages         1,964,394   1,773,795
Installment loans                           674,990     711,138
                                         ----------  ----------
  Total loans, net of unearned income    $3,771,676  $3,373,425
                                         ==========  ==========
---------------------------------------------------------------

  A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2000, approximately 71% of outstanding portfolio loans were concentrated in Michigan and 18% in Ohio. At December 31, 2000, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Notes to Consolidated Financial Statements

Note 6.  Allowance for Loan Losses and Impaired Loans

  An analysis of changes in the allowance for loan losses follows:

-------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                   2000      1999      1998
-------------------------------------------------------------------------
Balance at beginning of year                  $27,128   $21,446   $17,883
Loans charged off                              (6,530)   (7,400)   (3,519)
Recoveries on loans previously charged off      1,352     1,432       582
                                              -------   -------   -------
 Net loans charged off                         (5,178)   (5,968)   (2,937)
Provision for loan losses                       6,500    11,650     6,500
                                              -------   -------   -------
Balance at end of year                        $28,450   $27,128   $21,446
                                              =======   =======   =======

Amount of balance at end of year:
 Related to impaired loans                    $     -   $     -   $ 1,145
 Related to all other loans                   $28,450   $27,128   $20,301
-------------------------------------------------------------------------

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

  The following impaired loans were included in non-performing loans, which totaled $21.1 million and $17.5 million at December 31, 2000 and 1999, respectively:

----------------------------------------------------------------------------------------
December 31
 (In thousands)                                                     2000    1999    1998
----------------------------------------------------------------------------------------
Average recorded investment in impaired loans for the year    $6,487      $4,378  $6,368

Gross recorded investment in impaired loans (year-end)        $5,499      $4,651  $6,141
  Impaired loans requiring a specific allowance                    -           -   3,541
  Impairment allowance                                             -           -   1,145

Interest income recognized on impaired loans                  $  295      $  249  $   18
----------------------------------------------------------------------------------------

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

Note 7.  Mortgage Servicing Rights

  Activity related to the Company's mortgage servicing rights is as follows:

----------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                2000       1999       1998
----------------------------------------------------------------------------------------
Balance at beginning of year                              $ 67,290   $ 64,267   $ 60,549
Additions                                                   40,647     53,975     49,396
Sales                                                      (42,167)   (38,795)   (27,640)
Amortization expense                                        (9,774)   (12,245)   (16,046)
Impairment reserve                                          (4,200)        88     (1,992)
                                                          --------   --------   --------
Balance at end of year                                    $ 51,796   $ 67,290   $ 64,267
                                                          ========   ========   ========

Estimated fair value at end of year                       $ 51,796   $ 70,783   $ 64,342
                                                          ========   ========   ========
----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Mortgage Servicing Activity

  Mortgage loans secured principally by single-family residential properties are originated and sold to investors without recourse. The Company retains the servicing rights to certain loans sold. As a loan servicer, the Company is responsible for collecting and remitting monthly principal and interest payments, performing certain escrow services and conducting other duties related to the administration of the loans within the servicing portfolio. The Company's mortgage servicing portfolio totaled $2.2 billion at December 31, 2000 and consisted of approximately 26,000 loans. At December 31, 1999, the mortgage servicing portfolio was $3.1 billion and consisted of approximately 40,000 loans.

  Amortization of mortgage servicing rights including impairment reserves, totaled $14.0 million in 2000, compared to $12.2 million in 1999 and $18.0 million in 1998. The Company evaluates its mortgage servicing rights for impairment on a quarterly basis. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company's impairment reserve as of December 31, 2000 was $6.6 million compared to $2.4 million and $2.5 million at December 31, 1999 and 1998, respectively. One of the most significant assumptions used in the valuation of the mortgage servicing rights is the change in the prepayment speed assumption (PSA). An increase or a decrease in the PSA will result in a shorter or longer expected life in mortgage servicing rights and accordingly affect the fair value of the mortgage servicing rights. At December 31, 2000, the weighted average PSA was 217, or a 31% increase from the 1999 weighted average PSA of 166, which was 19% lower compared to 205 at December 31, 1998. The increase in the PSA was a result of the increase in residential mortgage loan refinance activity at the end of 2000 compared to 1999. Therefore, the Company increased its valuation allowance of mortgage servicing rights $4.2 million in 2000.

  At December 31, 2000 and 1999, the Company was responsible for $76.4 million and $69.1 million, respectively, of escrow funds on behalf of mortgagors. Escrow funds are generally held in custody at Republic Bank and are included in noninterest-bearing deposits on the consolidated balance sheets.


Note 8.  Premises and Equipment

  Premises and equipment consisted of the following:

---------------------------------------------------------------------
December 31
(In thousands)                                        2000       1999
---------------------------------------------------------------------
Land                                              $  3,632   $  4,062
Furniture, fixtures and equipment                   52,727     54,181
Buildings and improvements                          25,279     30,810
                                                  --------   --------
                                                    81,638     89,053
Less accumulated amortization and depreciation     (45,544)   (49,028)
                                                  --------   --------
 Premises and equipment                           $ 36,094   $ 40,025
                                                  ========   ========
---------------------------------------------------------------------

  The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2000, 1999 and 1998 totaled $8.6 million, $9.9 million and $8.3 million, respectively.

Notes to Consolidated Financial Statements

  As of December 31, 2000, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

---------------------------------------------------------
                                             Operating
Year Ending                                Lease Payments
---------------------------------------------------------
2001                                              $ 5,369
2002                                                4,421
2003                                                3,407
2004                                                2,103
2005                                                1,567
2006 and thereafter                                 4,496
                                                  -------
  Total minimum lease payments required           $21,363
                                                  =======
---------------------------------------------------------

Note 9.  Short-Term Borrowings

  Short-term borrowings were as follows:

--------------------------------------------------------------------------------------
                                           Average              Average       Maximum
                                Ending      Rate     Average     Rate        Month-End
(Dollars in thousands)          Balance  At Year-End Balance   During Year    Balance
--------------------------------------------------------------------------------------

December 31, 2000
Federal funds purchased         $     -          -%  $53,687         6.44%     $95,000
Other short-term borrowings       1,729       6.25     1,360         5.59        1,729
                                -------       ----   -------         ----      -------
 Total short-term borrowings    $ 1,729       6.25%  $55,047         6.42%     $96,729
                                =======       ====   =======         ====      =======


December 31, 1999
Federal funds purchased         $54,700       5.87%  $61,320         5.41%     $75,600
Other short-term borrowings       2,543       5.16     1,838         5.06        5,353
                                -------       ----   -------         ----      -------
 Total short-term borrowings    $57,243       5.84%  $63,158         5.40%     $80,953
                                =======       ====   =======         ====      =======
--------------------------------------------------------------------------------------

  Federal funds purchased mature within one day following the transaction date and securities sold under agreements to repurchase generally mature within ninety days from the transaction date. At December 31, 2000, the Company's bank subsidiary had $127.5 million of unused lines of credit available with third
parties for federal funds purchased.    Other short-term borrowings at December
31, 2000 and 1999 were comprised of treasury, tax and loan demand notes.

  In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2000.

Note 10.  FHLB Advances

  FHLB advances outstanding as of December 31, 2000 and 1999 are presented below. Classifications are based on original maturities.

------------------------------------------------------------------------
December 31
(Dollars in thousands)               2000                 1999
------------------------------------------------------------------------
                                         Average                Average
                                Ending   Rate at      Ending    Rate at
                                Balance  Year-End     Balance   Year-End
------------------------------------------------------------------------
Short-term FHLB advances    $  555,000    6.08%  $  757,000    5.52%
Long-term FHLB advances        828,513    5.82      415,211    5.69
                            ----------    ----   ----------  ------
  Total FHLB advances       $1,383,513    5.92%  $1,172,211    5.58%
                            ==========    ====   ==========  ======
------------------------------------------------------------------------

Notes to Consolidated Financial Statements

     Republic Bank routinely borrows short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 150% of the advances. Republic Bank had $109.9 million available in unused borrowings with the Federal Home Loan Bank at December 31, 2000.

     The principal maturities of long-term FHLB advances outstanding at December 31, 2000 are as follows:


--------------------------------------------------------------------------------
(In thousands)                                                            Amount
================================================================================

2001                                                                  $ 172,752
2002                                                                          -
2003                                                                      5,000
2004                                                                          -
2005                                                                      3,503
2006 and thereafter                                                     647,258
                                                                      ---------
 Total                                                                $ 828,513
                                                                      =========

--------------------------------------------------------------------------------

Note 11.  Long-Term Debt

     Obligations with original maturities of more than one year consisted of the following:


--------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                            2000     1999
================================================================================

7.17% Senior Debentures due 2001                              $ 25,000 $ 25,000
6.75% Senior Debentures due 2001                                 9,000    9,000
6.95% Senior Debentures due 2003                                13,500   13,500
                                                              -------- --------
 Total long-term debt                                         $ 47,500 $ 47,500
                                                              ======== ========

--------------------------------------------------------------------------------

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

     The principal maturities of long-term debt outstanding at December 31, 2000 are as follows:


--------------------------------------------------------------------------------
(In thousands)                                                           Amount
--------------------------------------------------------------------------------

2001                                                                   $ 34,000
2002                                                                          -
2003                                                                     13,500
2004 and thereafter                                                           -
                                                                       --------
 Total                                                                 $ 47,500
                                                                       ========

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 12.  Preferred Stock of Subsidiary

     D&N Capital Corporation, a subsidiary of Republic Bank, is a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and is a Real Estate Investment Trust. Republic Bank owns all shares of common stock of D&N Capital Corporation. On July 17, 1997, D&N Capital Corporation sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share. The Series A preferred shares are generally not redeemable prior to July 21, 2002. On or after July 21, 2002, the Series A preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share. The preferred shares are treated as Tier 1 Capital by the Company and are traded on The Nasdaq Stock Market under the symbol DNFCP. During both 2000 and 1999, D&N Capital Corporation declared and paid preferred dividends totaling $2.72 million.

Note 13.  Shareholders' Equity

     On October 19, 2000, the Board of Directors declared a 10% stock dividend distributed on December 1, 2000 to shareholders of record on November 10, 2000. On November 18, 1999 the Board of Directors declared a 10% stock dividend distributed on January 7, 2000 to shareholders of record December 3, 1999. On July 17, 1998, the Board of Directors declared a 5 for 4 stock split (in the form of a stock dividend) distributed on September 11, 1998 to shareholders of record on August 14, 1998.

     The Company repurchased 922,000, 240,000, and 77,000 shares of common stock in 2000, 1999 and 1998, respectively.

     On November 18, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company's outstanding common shares.


Note 14.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands, except per share data)                                         2000/(1)/       1999/(1)/           1998/(1)/
====================================================================================================================================
Numerator for basic and diluted earnings per share:

  Net income                                                                       $    45,677       $    14,911        $    38,952
                                                                                   ===========       ===========        ===========

Denominator:
 Denominator for basic earnings per share-
  weighted-average shares                                                           49,587,331        49,674,194         48,705,561

  Effect of dilutive securities:
   Employee stock options                                                              292,023           612,405          1,023,854
   Warrants                                                                             20,460            49,172            118,744
                                                                                   -----------       -----------        -----------
     Dilutive potential common shares                                                  312,483           661,577          1,142,598

 Denominator for diluted earnings per share-
  adjusted weighted-average shares for
  assumed conversions                                                               49,899,814        50,335,771         49,848,159
                                                                                   ===========       ===========        ===========

Basic earnings per share                                                           $       .92       $       .30        $       .80
                                                                                   ===========       ===========        ===========

Diluted earnings per share                                                         $       .92       $       .30        $       .78
                                                                                   ===========       ===========        ===========

------------------------------------------------------------------------------------------------------------------------------------

/(1)/ Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Notes to Consolidated Financial Statements

Note 15.  Stock-Based Compensation

     The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company's accounting policies relating to stock-based compensation.

Stock Options

     The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was adopted effective February 19, 1998, and amended April 26, 2000, authorizes the issuance of up to 2,612,500 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 2,612,500 options to purchase common shares under the 1998 Stock Option Plan, up to 1,210,000 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also adopted effective February 19, 1998. Options are exercisable according to a four year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2000 and 1999, options available for future grant under the 1998 Stock Option Plan totaled 1,137,026 and 306,089, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 308,178 and 503,009 at December 31, 2000 and 1999, respectively.

     D&N Financial Corporation previously had stock option plans authorizing the issuance of up to 2,430,428 options to purchase common shares. Options are generally exercisable according to a two year vesting period from the date of grant. The term on any option does not exceed ten years from the date of grant. At the merger consummation date of May 17, 1999, 1,475,732 issued options, adjusted for the exchange, remained outstanding under the plans. At December 31, 2000 and 1999, there were no options available for future grant as the D&N Financial Corporation plans were discontinued upon consummation of the merger with the Company.

     The following table presents stock option activity for the years indicated:


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                     2000                       1999                           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                Weighted-                     Weighted-                   Weighted-
                                                                 Average                       Average                     Average
                                                Number of       Exercise       Number of      Exercise      Number of     Exercise
                                                 Options         Price         Options         Price        Options         Price
====================================================================================================================================
Outstanding at beginning of year                3,572,868        $ 8.69        2,862,922       $ 7.35       2,860,372       $ 5.53
 Granted                                          680,147          9.45        1,357,584        10.15         688,089        12.27
 Exercised                                       (360,591)         4.08         (568,097)        5.15        (665,095)        4.55
 Canceled                                        (293,129)        10.69          (79,541)       10.98         (20,444)       10.28
                                                ---------        ------        ---------       ------       ---------       ------
Outstanding at end of year                      3,599,295        $ 9.13        3,572,868       $ 8.69       2,862,922       $ 7.35
                                                =========        ======        =========       ======       =========       ======

------------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

  Additional information regarding stock options outstanding and exercisable at December 31, 2000 is provided in the following table:

--------------------------------------------------------------------------------------------------------
                                                              Options Outstanding and Exercisable
                                                        ================================================
                                                                    Weighted
                                                                     Average                 Weighted
                                                                    Remaining                 Average
                                                                    Contractual              Exercise
Range of Exercise Prices                 Shares                    Life (Years)                Price
--------------------------------------------------------------------------------------------------------
     $ 3.12  -  $ 6.21                   530,673                       4.0                   $  4.42
     $ 6.37  -  $ 7.74                   520,477                       6.2                      7.45
     $ 7.84  -  $ 9.74                   599,010                       8.8                      9.20
     $10.02  -  $10.12                   770,731                       8.4                     10.12
     $10.18  -  $10.33                   521,315                       8.2                     10.27
     $10.43  -  $12.73                   647,259                       7.2                     12.13
     $12.89  -  $13.64                     9,830                       7.7                     13.35
--------------------------------------------------------------------------------------------------------
     $ 3.12  -  $13.64                 3,599,295                       7.3                   $  9.13
========================================================================================================

Voluntary Management Stock Accumulation Program

     Under the Voluntary Management Stock Accumulation Program, which was adopted by the Company on February 19, 1998, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 151,250 common shares per year for sale as program shares, subject to an overall maximum of 605,000 shares while the Program is in effect. Consequently, an annual maximum of 302,500 common shares is authorized for tandem stock options (subject to an overall maximum of 1,210,000 stock option shares). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years form the date of grant. At December 31, 2000, common shares and tandem stock options available for future grant totaled 269,089 and 538,178, respectively. At December 31, 1999, common shares and tandem stock options available for future grant totaled 376,724 and 753,447, respectively.

Stock Warrants

     The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants granted are immediately exercisable and have maximum contractual lives of ten years. In 2000, 29,700 warrants were issued, compared to 38,115 warrants in 1999 and 29,493 warrants in 1998. At December 31, 2000, 201,761 warrants were outstanding with exercise prices ranging from $4.51 to $14.01.

Notes to Consolidated Financial Statements

Incentive Stock Plan

     The Company's Incentive Stock Plan authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2000, the maximum number of authorized shares allowed for grant totaled 2,471,192. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2000 and 1999, 366,136 and 352,413 common shares have been awarded and are still subject to restrictions under the incentive stock plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $968,000 in 2000, $838,000 in 1999 and $982,000 in 1998. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 2000, 63,730 restricted shares were issued, compared to 54,264 in 1999 and 130,988 in 1998. The weighted average grant-date fair value of restricted shares issued in 2000 was $8.88.

Pro Forma Disclosures

     For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model: an expected volatility factor of 53.8%; an expected dividend yield of 3.15%; a risk-free interest rate of 5.13%; and an expected life of the option of 5.9 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 2000, 1999 and 1998 was $4.04, $1.95 and $2.49, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

--------------------------------------------------------------------------------
Year Ended December 31
(In thousands, except per share data)            2000        1999       1998
--------------------------------------------------------------------------------

Net income (as reported)                     $ 45,677    $ 14,911   $ 38,952
Net income (pro forma)                         43,818      13,146     37,173

Basic earnings per share (as reported)       $    .92    $    .30   $    .80
Basic earnings per share (pro forma)              .88         .26        .76

Diluted earnings per share (as reported)     $    .92    $    .30   $    .78
Diluted earnings per share (pro forma)            .88         .26        .75
--------------------------------------------------------------------------------


Note 16.   Employee Benefit Plans

     The Company maintains a 401(k) plan for its employees. The employer contributions to the plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 2000, 1999 and 1998 totaled $2.2 million, $2.3 million, and $2.4 million, respectively.

Notes to Consolidated Financial Statements

Note 17.  Other Noninterest Expense

  The three largest components of other noninterest expense were as follows:


--------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                     2000       1999        1998
================================================================================

Voice and data communications                    $ 5,215    $ 6,188     $ 4,828
Computer fees                                      5,857      5,684       5,062
Advertising                                        2,635      2,811       4,221
--------------------------------------------------------------------------------


Note 18.  Income Taxes

     The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2000, 1999, and 1998 are as follows.

--------------------------------------------------------------------------------

(In thousands)                                     2000       1999        1998
================================================================================
Current income tax expense                      $ 20,409   $ 19,083    $ 16,833
Deferred income tax expense (benefit)              2,536     (8,338)      3,794
                                                --------   --------    --------
  Total income tax expense                      $ 22,945   $ 10,745    $ 20,627
                                                ========   ========    ========

--------------------------------------------------------------------------------

  A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:


----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        2000                        1999
======================================================================================================================
                                                                   Deferred                     Deferred
                                                             Asset       Liability        Asset       Liability
======================================================================================================================
Merger integration and restructuring charge accrual         $     -       $     -        $ 5,569        $     -
Allowance for loan losses                                    10,033             -          8,937              -
Mortgage servicing rights amortization                          396             -            449              -
Originated mortgage servicing rights                              -         9,025              -         10,357
Deferred loan origination fees and costs, net                     -         7,012              -          5,174
Impairment reserve for mortgage servicing rights              2,183             -            660              -
Deferred compensation contributions and gains                 2,493             -          1,802              -
Restricted stock amortization                                   997             -            605              -
Depreciation/amortization                                         -         1,092              -            500
Stock dividends on FHLB stock                                     -         1,143              -          2,230
Purchase accounting adjustment amortization                       -            18              -             60
Unrealized loss on securities available for sale                113             -            893              -
Loan mark-to-market adjustment                                  876             -          1,044              -
Other temporary differences                                     947           372          1,366            312
                                                            -------       -------        -------        -------
  Total deferred taxes                                      $18,038       $18,662        $21,325        $18,633
                                                            =======       =======        =======        =======
----------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

  Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

------------------------------------------------------------------------------------------------------

Year ended December 31
(Dollars in thousands)                        2000                   1999                   1998
======================================================================================================
                                      Amount       Rate      Amount       Rate      Amount       Rate
======================================================================================================
Statutory tax rate                   $24,018      35.0%     $ 8,980      35.0%     $20,853      35.0%
Amortization of goodwill                  87        .1           87        .3           88        .1
Net tax exempt interest income          (123)      (.2)        (142)      (.6)        (200)      (.3)
Merger integration and
  restructuring charge                     -         -        1,550       6.1            -         -
Other, net                            (1,037)     (1.5)         270       1.1         (114)      (.2)
                                     -------      ----      -------      ----      -------      ----
     Provision for income taxes      $22,945      33.4%     $10,745      41.9%     $20,627      34.6%
                                     =======      ====      =======      ====      =======      ====
------------------------------------------------------------------------------------------------------

Note 19.  Contingencies

     The Company and its subsidiaries are subject to certain legal actions and proceedings in the normal course of business. Management believes that the aggregate liability, if any, resulting from such actions would not have a material adverse affect on the Company's financial condition.

     D&N Bank, a federally insured institution acquired by the Company in May 1999 and merged into Republic Bank in December 2000, is a plaintiff, along with approximately 120 other institutions, in a currently pending claim in the United States Court of Federal Claims seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act's mandatory phase-out of the regulatory capital treatment of supervisory goodwill. The ultimate outcome of this matter as it relates to the Company cannot be determined at this time.

Note 20.  Transactions With Related Parties

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

     A summary of related loan activity for the years ended December 31, 2000 and 1999 follows:

--------------------------------------------------------------------------------
(In thousands)                                          2000        1999
================================================================================

Balance at beginning of the year                    $  8,157     $ 2,876
  New loans and advances                               8,641       5,382
  Repayments                                          (2,342)       (101)
                                                    --------     -------
Balance at end of year                              $ 14,456     $ 8,157
                                                    ========     =======

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 21.  Segment Information

     The Company's operations are managed as two major business segments: (1) commercial and retail banking and (2) mortgage banking. The Commercial and Retail Banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans; mortgage portfolio lending; home equity lending; and the deposit-gathering function. Deposits and loan products are offered through the 90 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted by Republic Bank and Market Street Mortgage. Over 90% of the Company's mortgage loan servicing is performed by Market Street Mortgage Corporation. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Business segment performance is determined based on the Company's management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods.

     The Company's internal management reporting system allocates interest income and interest expense items by matching the earning asset with the related funding source. In addition, Republic Bank provides funding to its mortgage banking subsidiary by granting operating lines of credit and lines of credit to fund mortgage loans held for sale. The commercial and retail banking segment receives interest income on these lines of credit by charging interest rates based on LIBOR and prime lending rates. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. Expenses supporting more than one business segment are allocated to each segment based on the number of employees dedicated to the segment's operations.

     The following table presents the financial results of each business segment for the last three years.


--------------------------------------------------------------------------------------------------------------------------------
                                      Commercial and
                                      Retail Banking                  Mortgage Banking                    Consolidated
================================================================================================================================
(In thousands)               2000/(1)/    1999/(1)/   1998      2000/(1)/  1999/(1)/   1998      2000/(1)/   1999/(1)/   1998
================================================================================================================================
Interest income             $ 313,289   $ 261,940  $ 241,812    $ 35,039  $ 37,722  $ 44,167    $ 348,328  $ 299,662  $ 285,979
Interest expense              179,816     140,016    134,869      33,864    31,380    38,780      213,680    171,396    173,649
                            ---------   ---------  ---------    --------  --------  --------    ---------  ---------  ---------
Net interest income/(2)/      133,473     121,924    106,943       1,175     6,342     5,387      134,648    128,266    112,330
Provision for loan losses       6,500       6,650      6,500           -         -         -        6,500      6,650      6,500
Noninterest income             11,679      13,766     13,290      59,159    86,469    85,258       70,838    100,235     98,548
Noninterest expense/(2)/       68,249      70,253     67,145      63,392    79,146    74,931      131,641    149,399    142,076
                            ---------   ---------  ---------    --------  --------  --------    ---------  ---------  ---------
Operating income
    before taxes            $  70,403   $  58,787  $  46,588    $ (3,058) $ 13,665  $ 15,714    $  67,345  $  72,452  $  62,302
                            =========   =========  =========    ========  ========  ========    =========  =========  =========

Preferred stock
   Dividend                 $   2,723   $   2,723  $   2,723    $      -  $      -  $      -    $   2,723  $   2,723  $   2,723
Income taxes                $  24,015   $  19,797  $  15,186    $ (1,070) $  4,824  $  5,441    $  22,945  $  24,621  $  20,627
Depreciation and
   amortization             $   6,441   $   6,015  $   4,234    $ 17,939  $ 15,444  $ 21,209    $  24,380  $  21,459  $  25,443
Capital expenditures        $   5,521   $   5,323  $  10,039    $  3,613  $  4,715  $  4,910    $   9,134  $  10,038  $  14,949
Identifiable assets
   (in millions)            $   4,117   $   3,727  $   3,328    $    494  $    575  $    886    $   4,611  $   4,302  $   4,214
Efficiency ratio                47.05%      51.85%     57.04  %   105.07%    85.28%    82.66%       64.10%     65.44%     68.19%
--------------------------------------------------------------------------------------------------------------------------------


/(1)/ Amounts for 2000 exclude $4.0 million of pretax merger integration and restructuring credits related to the merger with D&N financial Corporation. Amounts for 1999 exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation as discussed in Note 3, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.
/(2)/ Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions. The Company's internal funds transfer pricing charges the mortgage banking segment an interest rate based on LIBOR to fund its loans held for sale balances and an interest rate based on the prime rate to fund its servicing portfolio and operations.

Notes to Consolidated Financial Statements

Note 22.  Off-Balance Sheet Transactions

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

     At December 31, 2000, the Company had outstanding $199.4 million of commitments to fund residential real estate loan applications with agreed-upon rates ("Interest Rate Lock Commitments" or "IRLCs").

     At December 31, 2000, the Company had outstanding mandatory forward commitments to sell $517.2 million of residential mortgage loans, of which $355.6 million covered the mortgage loans held for sale balance and $161.6 million covered IRLCs. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2001 without producing any material gains or losses. At December 31, 2000, the mortgage loans held for sale balance included $29.6 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since $22.5 million, or 76%, of these loans were loans that had been committed for bulk sale to third parties prior to year-end or were floating rate residential construction loans.

     At December 31, 1999, outstanding forward commitments to sell mortgage loans totaled $603.0 million, of which $374.4 million covered the mortgage loans held for sale balance and $228.6 million related to commitments to fund residential real estate loan applications with agreed-upon rates.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting For Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company implemented FAS 133 effective January 1, 2001. The transition adjustments resulting from adopting this Statement 133 are immaterial. The Company believes that its hedging policies using mandatory forward commitments, as they relate to IRLCs and mortgage loans held for sale, are highly effective. Therefore, the Company does not expect FAS 133 to have a significant impact on net income.

Notes to Consolidated Financial Statements

  The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 2000 and 1999:


------------------------------------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                                                      2000                      1999
====================================================================================================================================
Financial instruments whose contract amounts represent credit risk:
  Commitments to fund residential real estate loans                                            $ 801,382                 $ 665,154
  Commitments to fund commercial real estate loans                                               285,905                   245,660
  Other unused commitments to extend credit                                                      196,174                   179,572
  Standby letters of credit                                                                       33,120                     7,570
  Loans sold with recourse                                                                             -                       790

Financial instruments subject to interest rate risk:
  Residential real estate loan applications with agreed-upon rates                             $ 199,428                 $ 373,170
  Forward commitments to sell residential real estate mortgage loans                             517,173                   603,003
------------------------------------------------------------------------------------------------------------------------------------

Note 23.  Estimated Fair Value of Financial Instruments

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

Securities Available for Sale:
     The fair value of securities available for sale are estimated based on quoted market prices or dealer quotes.

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

Notes to Consolidated Financial Statements

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:

  Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 1999. There were no outstanding balances in 2000.

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

Off-Balance Sheet Financial Instruments:

  The Company's off-balance sheet financial instruments are detailed in Note 22 in the Notes to Consolidated Financial Statements. The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans. Additionally, the Company's forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2000 and 1999 were not material.

  The following table presents the estimated fair values of the Company's financial instruments:

---------------------------------------------------------------------------------------------
                                                        2000                    1999
December 31                                     Carrying      Fair      Carrying      Fair
(In thousands)                                   Value       Value       Value       Value
---------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                      $   82,377  $   82,377  $   83,761  $   83,761
Mortgage loans held for sale                      385,207     387,711     459,059     462,043
Securities available for sale                     211,860     211,860     206,459     206,459
Loans, net of the allowance for loan losses     3,743,226   3,732,821   3,346,297   3,304,434

Liabilities:
Noninterest-bearing deposits                      267,509     267,509     206,990     206,990
NOW, savings and money market accounts            740,532     740,532     797,573     797,573
Certificates of deposit maturing in:
 Six months or less                                18,463      18,459     333,060     333,156
 Over six months to one year                      228,573     229,038     160,571     160,045
 Over one year to three years                   1,223,512   1,228,238     335,263     336,009
 Over three years                                 249,937     250,877     779,593     782,512
                                               ----------  ----------  ----------  ----------
  Total deposits                                2,728,526   2,734,653   2,613,050   2,616,285
Federal funds purchased and securities sold
 under agreements to repurchase and other
 short-term borrowings                              1,729       1,729      57,243      57,243
FHLB advances                                   1,383,513   1,428,902   1,172,211   1,168,693
Long-term debt                                     47,500      47,755      47,500      47,495
---------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 24.  Regulatory Matters

  The Company's bank subsidiary is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2000 and 1999, these reserves totaled $4.6 million and $4.2 million, respectively.

  The principal source of cash flows for the parent company is dividends from Republic Bank. The banking regulatory agencies limit the amount of dividends these state chartered financial institutions may declare to the parent company in any calendar year. On December 31, 2000, $183.4 million was available for payment of dividends.

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

  Management believes, as of December 31, 2000, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

  As of December 31, 2000, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

  Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2000, along with a comparison to the year-end capital amounts and ratios established by the regulators.

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------

(Dollars in thousands)                 Actual          Adequately Capitalized  Well Capitalized
-------------------------------------------------------------------------------------------------
                                   Amount   Ratio         Amount     Ratio      Amount    Ratio
-------------------------------------------------------------------------------------------------
As of December 31, 2000
Total capital
 (to risk weighted assets)/(1)/:
   Consolidated                      $335,286  10.38%    $258,505    8.00%      $323,131    10.00%
   Republic Bank                      371,535  11.54      257,572    8.00        321,965    10.00

Tier 1 capital
 (to risk weighted assets)/(1)/:
   Consolidated                      $306,836   9.50%    $129,252     4.00%      $193,878     6.00%
   Republic Bank                      343,085  10.66      128,786     4.00        193,179     6.00

Tier 1 capital
 (to average assets)/(1)/:
   Consolidated                      $306,836   6.82%    $134,959     3.00%      $224,932     5.00%
   Republic Bank                      343,085   7.59      134,920     3.00        224,867     5.00

--------------------------------------------------------------------------------------------------

As of December 31, 1999
Total capital
 (to risk weighted assets)/(1)/:
   Consolidated                      $308,852  10.60%    $233,049     8.00%      $291,311    10.00%
   Republic Bank                      198,641  11.49      138,248     8.00        172,810    10.00
   D&N Bank                           142,881  11.87       96,259     8.00        120,324    10.00

Tier 1 capital
 (to risk weighted assets)/(1)/:
   Consolidated                      $281,724   9.67%    $116,525     4.00%      $174,787     6.00%
   Republic Bank                      186,060  10.77       69,124     4.00        103,686     6.00
   D&N Bank                           128,335  10.67       48,129     4.00         72,194     6.00

Tier 1 capital
 (to average assets)/(1)/:
   Consolidated                      $281,724   6.59%    $128,168     3.00%      $213,613    5.00%
   Republic Bank                      186,060   7.36       75,878     3.00        126,463     5.00
   D&N Bank                           128,335   6.95       55,358     3.00         92,263     5.00
--------------------------------------------------------------------------------------------------

/(1)/  As defined in the regulations

Notes to Consolidated Financial Statements

Note 25.  Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

----------------------------------------------------------------------------------
        Parent Company Only Balance Sheets
December 31 (In thousands)                                         2000       1999
----------------------------------------------------------------------------------
Assets:
Cash and due from banks                                        $    274   $    372
Interest earning deposits                                        16,714     21,813
                                                               --------   --------
 Cash and cash equivalents                                       16,988     22,185
Investment in subsidiary                                        330,423    299,147
Notes and advances receivable from subsidiary                       250      2,485
Furniture and equipment                                             225        202
Other assets                                                     12,118      9,175
                                                               --------   --------
  Total assets                                                 $360,004   $333,194
                                                               ========   ========

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities                         $ 17,640   $ 19,253
Long-term debt                                                   47,500     47,500
                                                               --------   --------
  Total liabilities                                              65,140     65,753
Total shareholders' equity                                      294,864    266,441
                                                               --------   --------
  Total liabilities and shareholders' equity                   $360,004   $333,194
                                                               ========   ========
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Parent Company Only Income Statements
Year Ended December 31 (In thousands)                   2000       1999       1998
----------------------------------------------------------------------------------
Interest income                                      $   345   $    864   $  1,732
Dividends from subsidiary                             20,000      8,000        612
Other income                                               1      1,288          -
                                                     -------   --------   --------
  Total income                                        20,346     10,152      2,344

Interest expense                                       3,434      3,435      3,435
Salaries and employee benefits                         2,785      5,601      4,816
Other expenses                                           875        643      3,301
Merger integration and restructuring                    (431)     6,620          -
                                                     -------   --------   --------
  Total expenses                                       6,663     16,299     11,552
                                                     -------   --------   --------
Income (loss)  before income taxes and
 excess (deficiency) of undistributed earnings of
 subsidiary over dividends                            13,683     (6,147)    (9,208)
Income tax credits                                    (3,056)    (4,186)    (3,270)
                                                     -------   --------   --------
Income (loss) before excess of
 undistributed earnings of
 subsidiary over dividends                            16,739     (1,961)    (5,938)
Excess of undistributed earnings of
 subsidiary over dividends                            28,938     16,872     44,890
                                                     -------   --------   --------
Net income                                           $45,677   $ 14,911   $ 38,952
                                                     =======   ========   ========
----------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------
Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)                           2000       1999       1998
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                                 $ 45,677   $ 14,911   $ 38,952
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  559        562        573
  Excess of undistributed earnings of
   subsidiary over dividends                                 (28,938)   (16,872)   (44,890)
  Increase in other assets                                    (1,343)    (2,649)    (1,719)
  (Decrease) increase in other liabilities                    (1,942)     3,756      4,039
  Other, net                                                    (999)      (546)    (1,117)
                                                            --------   --------   --------
   Total adjustments                                         (32,663)   (15,749)   (43,114)
                                                            --------   --------   --------
     Net cash provided by (used in) operating activities      13,014       (838)    (4,162)

Cash Flows from Investing Activities:

 Equipment expenditures                                          (91)       (63)      (115)
 Decrease in notes and advances receivable
  from subsidiary                                              2,235      3,774        411
                                                            --------   --------   --------
     Net cash provided by investing activities                 2,144      3,711        296

Cash Flows from Financing Activities:
 Net proceeds from issuance of common shares through
  exercise of stock options and stock warrants                 3,096      5,452      7,785
 Repurchase of common shares                                  (8,054)    (3,048)    (1,602)
 Dividends paid on common shares                             (15,397)   (11,914)    (9,394)
                                                            --------   --------   --------
   Net cash used in financing activities                     (20,355)    (9,510)    (3,211)
                                                            --------   --------   --------

Net increase (decrease) in cash and cash equivalents          (5,197)    (6,637)    (7,077)
Cash and cash equivalents at beginning of year                22,185     28,822     35,899
                                                            --------   --------   --------
Cash and cash equivalents at end of year                    $ 16,988   $ 22,185   $ 28,822
                                                            ========   ========   ========
------------------------------------------------------------------------------------------

Report of Management

  Management of Republic Bancorp Inc. is responsible for the preparation of the financial statements and other related financial information included in the Annual Report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the amounts based on management's best estimates and judgments. Financial information appearing throughout the Annual Report on Form 10-K is consistent with the financial statements.

  Republic Bancorp Inc.'s independent auditors have been engaged to perform an audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States and the independent auditors' report expresses their opinion as to the fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States.

  Management maintains accounting systems and internal controls to meet its responsibilities for reliable consolidated financial statements. There are inherent limitations in the effectiveness of internal controls, including the possibility of errors or irregularities. Furthermore, because of changes in conditions, the effectiveness of internal controls may vary over time. Management believes that these systems and controls provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed, in accordance with management's authorization. An internal audit function is maintained to continually evaluate the adequacy and effectiveness of such internal controls, policies, and procedures.

  The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets periodically with management, the internal auditors and the independent auditors, to discuss internal controls and accounting, auditing and financial reporting matters. The Audit Committee reviews and approves the scope of internal and external audits, as well as recommendations made with respect to internal controls by the independent and internal auditors and the various regulatory agencies.



/s/ Dana M. Cluckey                      /s/ Thomas F. Menacher
-------------------------------------    ---------------------------------------
Dana M. Cluckey, CPA                     Thomas F. Menacher, CPA
President and Chief Executive Officer    Executive Vice President, Treasurer and
                                         Chief Financial Officer

Independent Auditors' Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the two years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

We previously audited and reported on the consolidated statements of income, changes in shareholders' equity, and cash flows of Republic Bancorp Inc. and subsidiaries for the year ended December 31, 1998 prior to their restatement for the 1999 pooling of interests as described in Note 2. The contribution of Republic Bancorp Inc. to revenues and net income represented 75% and 59%, respectively, of the 1998 restated totals. Financial statements of the other pooled company included in the 1998 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1998, after restatement for the 1999 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in the notes to the consolidated financial statements.


/s/ Ernst & Young LLP



Detroit, Michigan
January 12, 2001

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2000 and 1999:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                                   Full
(Dollars in thousands, except per share data)         1Q               2Q               3Q          4Q             Year
-----------------------------------------------------------------------------------------------------------------------

2000

Earnings Summary
  Interest income                               $ 80,238        $  87,176         $ 90,851    $ 90,063       $  348,328
  Interest expense                                47,527           52,598           57,271      56,284          213,680
  Net interest income                             32,711           34,578           33,580      33,779          134,648
  Provision for loan losses                        1,600            1,600            1,600       1,700            6,500
  Mortgage banking revenue                        18,699           16,801           14,813       8,846           59,159
  Investment securities gains (losses)               107              (10)               -          12              109
  Other non-interest income                        2,692            3,020            3,156       2,702           11,570
  Non-interest expense                            34,793           33,563           32,330      26,955/(1)/     127,641
  Income before taxes                             17,816           19,226           17,619      16,684           71,345
  Net income                                      11,292           12,126           11,327      10,932           45,677

Per Common Share
  Basic earnings                                $    .22        $     .25         $    .23    $    .22       $      .92
  Diluted earnings                                   .22              .25              .23         .22              .92
  Cash dividends declared                            .08              .08              .08         .08              .32
-----------------------------------------------------------------------------------------------------------------------

1999

Earnings Summary
  Interest income                               $ 71,017        $  71,034         $ 76,342    $ 81,269       $  299,662
  Interest expense                                42,133           40,425           42,537      46,301          171,396
  Net interest income                             28,884           30,609           33,805      34,968          128,266
  Provision for loan losses                        1,525            6,575/(1)/       1,575       1,975           11,650
  Mortgage banking revenue                        24,818           23,680           19,024      18,947           86,469
  Investment securities gains (losses)               649           (7,237)/(1)/         10        (767)          (7,345)
  Other non-interest income                        2,800            2,961            3,286       4,512           13,559
  Non-interest expense                            39,261           68,730/(1)/      34,664      38,265          180,920
  Income (loss) before taxes                      16,365          (25,292)/(1)/     19,886      17,420           28,379
  Net income (loss)                               10,155          (18,508)/(1)/     12,455      10,809           14,911

Per Common Share
  Basic earnings                                $    .21        $    (.36)        $    .25    $    .20       $      .30
  Diluted earnings                                   .21             (.36)             .25         .20              .30
  Cash dividends declared                            .07              .07              .08         .08              .30
-----------------------------------------------------------------------------------------------------------------------

/(1)/ Amounts for 2000 include a pre-tax credit of $4 million associated with the completion of the D&N Financial merger integration and restructuring plan. Amounts for 1999 include the impact of one-time pre-tax charges related to the merger with D&N Financial Corporation, consisting of $31.5 million ($22.0 million after tax) one-time merger integration and restructuring charges, a $7.6 million ($4.9 million after tax) loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million ($3.3 million after tax) provision for loan losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There is no information required by this Item relating to a change in accountants.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The information set forth under the caption "Board of Directors" of the Registrant's 2001 Proxy Statement is incorporated herein by reference.

  The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the captions "Compensation Committee Report" and "Summary Compensation Table" of the Registrant's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Stock Ownership" of the Registrant's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

       The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

       Consolidated Balance Sheets as of December 31, 2000 and 1999

       Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

       (4)(c) Debenture Purchase Agreement dated as of March 30, 1994, between the Company and Scudder, Steven & Clark, Inc., Business Men's Assurance Company of America, Columbus Life insurance Company and Mutual of America Life Insurance Company, related to 7.17% Senior Debentures due 2001 (incorporated by reference to Exhibit 4(p) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 27, 1995 (file no. 0-15734)).

       (4)(d) Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.95% Senior Debentures due January 15, 2003, (incorporated by reference to Exhibit 4(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996 (file no. 0-15734)).

       (4)(e) Revolving Credit Agreement dated as of December 29, 2000, between the Company and Firstar Bank, National Association.*

       (10)(a) 1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

     (10)(b) First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(c) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

     (10)(d) First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(e) Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(f) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

     (10)(g) Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(h) Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(i) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

     (10)(j) First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(k) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

     (10)(l) Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to
               Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(m) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

     (10)(n) D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

     (10)(o) D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

     (10)(p) Management Retention Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (file no. 000-15734)).

     (10)(q) Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000.*

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

     (99)      Report of independent auditors, PricewaterhouseCoopers LLP.*

     *Filed herewith

     Management contracts and compensatory plans or arrangements:

     The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

     (10)(a) 1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

     (10)(b) First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(c) 1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

     (10)(d) First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(e) Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company's Annual Report on

               Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(f) Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

     (10)(g) Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(h) Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(i) Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

     (10)(j) First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(k) Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

     (10)(l) Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to
               Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

     (10)(m) Form of Indemnity Agreement and schedule of officers and directors of the Company who executed such agreements, (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

     (10)(n) D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

     (10)(o) D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

     (10)(p) Management Retention Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (file no. 000-15734)).

     (10)(q) Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000.*

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2001.

                                   REPUBLIC BANCORP INC.


                                   By:   /s/ Dana M. Cluckey
                                       ---------------------------------------
                                                   Dana M. Cluckey
                                        President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March 2001.

        Signature                 Title                                Date
        ---------                 -----                                ----

  /s/ Dana M. Cluckey      President and Chief Executive Officer  March 22, 2001
-------------------------
        Dana M. Cluckey


  /s/ Thomas F. Menacher   Executive Vice President, Treasurer    March 22, 2001
-------------------------  and Chief Financial Officer
        Thomas F. Menacher (Principal Financial Officer and
                           Principal Accounting Officer)


DIRECTORS *

Jerry D. Campbell        George A. Eastman    John J. Lennon     Isaac J. Powell
George J. Butvilas       Howard J. Hulsman    Sam H. McGoun      B. Thomas M. Smith Jr.
Mary P. Cauley           Gary Hurand          Kelly E. Miller    Jeoffrey K. Stross
Steven Coleman           Dennis J. Ibold      Joe D. Pentecost   Peter Van Pelt
Richard J. Cramer Sr.    Stanley A. Jacobson  Randolph P. Piper  Steven E. Zack



* By:   /s/ Thomas F. Menacher
      --------------------------
             Attorney in Fact

                                 EXHIBIT INDEX

(4)(e) Revolving Credit Agreement dated as of December 29, 2000, between the Company and Firstar Bank, National Association.

(10)(q) Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000.

(21)      Subsidiaries of the Company.

(23)(a)   Consent of independent auditors, Ernst & Young LLP.

(23)(b)   Consent of independent auditors, PricewaterhouseCoopers, LLP.

(24)      Powers of Attorney.

(99)      Report of independent auditors, PricewaterhouseCoopers LLP.