Form 10-Q
period 2001-03-31
REPUBLIC BANCORP INC
filed 2001-05-15
CIK 813808

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001              Commission File Number 0-15734


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

                                 (517) 725-7337
                        (Registrant's telephone number)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day
                                                  YES   X       NO
                                                      -----         -----



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  April 30, 2001:

Common Stock, $5 Par Value                            49,459,054 Shares

                                     INDEX


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000..............................       3

              Consolidated Statements of Income for the Three
              Months Ended March 31, 2001 and 2000...............       4

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2001 and 2000...............       5

              Notes to Consolidated Financial Statements.........   6 - 9

   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition......  9 - 20


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings..................................      21

   Item 2.    Changes in Securities..............................      21

   Item 4.    Submission of Matters to a Vote of Security Holders      21

   Item 6.    Exhibits and Reports on Form 8-K...................      21

SIGNATURE........................................................      22

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                          March 31,        December 31,
(Dollars in thousands)                                                      2001              2000
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents.......................................         $  119,289         $   82,377
Mortgage loans held for sale....................................            577,212            385,207
Securities available for sale (amortized cost of
 $209,102 and $212,183, respectively)...........................            208,914            211,860

Loans...........................................................          3,631,631          3,771,676
 Less allowance for loan losses.................................            (28,794)           (28,450)
                                                                         ----------         ----------
Net loans.......................................................          3,602,837          3,743,226
                                                                         ----------         ----------
Premises and equipment..........................................             35,021             36,094
Mortgage servicing rights.......................................             33,457             51,796
Other assets....................................................             92,892            100,081
                                                                         ----------         ----------
  Total assets..................................................         $4,669,622         $4,610,641
                                                                         ==========         ==========
LIABILITIES
Noninterest-bearing deposits....................................         $  302,572         $  267,509
Interest-bearing deposits:
 NOW accounts...................................................            142,066            150,476
 Savings and money market accounts..............................            671,132            590,056
 Certificates of deposit........................................          1,714,711          1,720,485
                                                                         ----------         ----------
   Total interest-bearing deposits..............................          2,527,909          2,461,017
                                                                         ----------         ----------
  Total deposits................................................          2,830,481          2,728,526
Federal funds purchased and other short-term
 borrowings.....................................................              3,416              1,729
FHLB advances...................................................          1,338,762          1,383,513
Accrued expenses and other liabilities..........................            137,909            125,790
Long-term debt..................................................             38,500             47,500
                                                                         ----------         ----------
   Total liabilities............................................          4,349,068          4,287,058

Preferred stock of subsidiary...................................             28,719             28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value: $2.25 cumulative
 and convertible; 5,000,000 shares authorized,
 none issued and outstanding....................................                  -                  -
Common stock, $5 par value, 75,000,000 shares
 authorized; 49,542,000 and 49,424,000,
  issued and  outstanding, respectively.........................
                                                                            247,711            247,119
Capital surplus.................................................             44,671             44,961
Retained earnings...............................................               (424)             2,994
Accumulated other comprehensive loss............................               (123)              (210)
                                                                         ----------         ----------
   Total shareholders' equity...................................            291,835            294,864
                                                                         ----------         ----------
    Total liabilities and shareholders' equity..................         $4,669,622         $4,610,641
                                                                         ==========         ==========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
(In thousands, except per share data)                                2001             2000
--------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees................................              $ 84,923         $ 76,480
Investment securities................................                 3,542            3,758
                                                                   --------         --------
    Total interest income............................                88,465           80,238
                                                                   --------         --------
Interest Expense:
Deposits.......................................................      33,014           27,819
Short-term borrowings..........................................         524            1,095
FHLB advances..................................................      20,247           17,754
Long-term debt.................................................         727              859
                                                                   --------         --------
    Total interest expense.....................................      54,512           47,527
                                                                   --------         --------
Net interest income............................................      33,953           32,711
Provision for loan losses......................................       2,000            1,600
                                                                   --------         --------
Net interest income after provision for loan losses............
                                                                     31,953           31,111
                                                                   --------         --------
Non-interest Income:
Service charges...............................................        1,651            1,779
Mortgage loan production revenue..............................       16,650           14,722
Net mortgage servicing revenue (loss).........................         (199)           3,977
Gain on sale of securities....................................          367              107
Other non-interest income.....................................          852              913
                                                                   --------         --------
    Total non-interest income.................................       19,321           21,498
                                                                   --------         --------
Non-interest Expense:
Salaries and employee benefits................................       16,669           19,822
Occupancy expense of premises.................................        3,400            3,535
Equipment expense.............................................        2,375            2,253
Other non-interest expense....................................        7,961            9,183
Restructuring costs to exit mortgage
 servicing business...........................................       19,000                -
                                                                   --------         --------
    Total non-interest expense................................       49,405           34,793
                                                                   --------         --------
Income before income taxes....................................        1,869           17,816
Provision for income taxes....................................          389            5,843
                                                                   --------         --------
Income before preferred stock dividends.......................        1,480           11,973
Dividends on preferred stock..................................          681              681
                                                                   --------         --------
Net income....................................................     $    799          $11,292
                                                                   ========          =======
Basic earnings per share......................................     $    .02          $   .22
                                                                   ========          =======
Diluted earnings per share....................................     $    .02          $   .22
                                                                   ========          =======
Average common shares outstanding - diluted...................       50,117           50,136
                                                                   ========          =======
Cash dividends declared per common share......................     $   .085          $  .077
                                                                   ========          =======

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Three Months Ended March 31  (In thousands)                                      2001             2000
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income.........................................................        $       799       $  11,292
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................................              2,357           2,356
  Amortization and write-down of mortgage servicing rights.........             19,477           1,762
  Net gain on sale of securities available for sale................               (367)           (107)
  Net gain on sale of mortgage servicing rights....................            (10,161)         (8,181)
  Net gain on sale of loans........................................               (501)           (124)
  Origination of mortgage loans held for sale......................         (1,278,811)       (739,813)
  Proceeds from sales of mortgage loans held for sale..............          1,086,806         768,375
  Net decrease in other assets.....................................              7,140           7,339
  Net increase in other liabilities................................             12,119          13,446
  Other, net.......................................................               (673)         (2,694)
                                                                           -----------       ---------
   Total adjustments...............................................           (162,614)         42,359
                                                                           -----------       ---------
   Net cash provided by operating activities.......................           (161,815)         53,651
                                                                           -----------       ---------
Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale................             80,689           1,328
Proceeds from maturities/payments of securities
 available for sale................................................              1,566           3,138
Purchases of securities available for sale.........................            (78,784)         (3,759)
Proceeds from sale of consumer loans...............................             39,485               -
Proceeds from sale of SBA and residential real estate loans........             25,857          44,344
Net decrease (increase) in loans made to customers.................             74,669        (206,203)
Proceeds from sale of mortgage servicing rights....................             30,940          22,179
Additions to mortgage servicing rights.............................            (21,917)        (10,064)
Proceeds from sale of fixed assets.................................                  -           1,673
                                                                           -----------       ---------
   Net cash used in investing activities...........................            152,505        (147,364)
                                                                           -----------       ---------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits................................            101,955         (29,663)
Net increase in short-term borrowings..............................              1,687           6,860
Net increase (decrease) in short-term FHLB advances................              1,000        (148,000)
Proceeds from long-term FHLB advances..............................             40,000         375,000
Payments on long-term FHLB advances................................            (85,751)       (117,057)
Payments on long-term debt.........................................             (9,000)              -
Net proceeds from issuance of common shares........................              1,910           1,298
Repurchase of common shares........................................             (1,374)         (2,927)
Dividends paid.....................................................             (4,205)         (3,872)
                                                                           -----------       ---------
   Net cash provided by financing activities.......................             46,222          81,639
                                                                           -----------       ---------
Net (decrease) increase in cash and cash equivalents...............             36,912         (12,074)
Cash and cash equivalents at beginning of period...................             82,377          83,761
                                                                           -----------       ---------
Cash and cash equivalents at end of period.........................        $   119,289       $  71,687
                                                                           ===========       =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiary, Republic Bank (including its subsidiaries D&N Capital Corporation, Quincy Investment Services, Inc. and Market Street Mortgage Corporation). D&N Capital Corporation and Quincy Investment Services, Inc. are wholly-owned subsidiaries and Market Street Mortgage Corporation is an 80% majority-owned mortgage company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)                         2001     2000
                                    -------  -------
Cash paid during the period for:
  Interest........................  $54,328  $45,973
  Income taxes....................  $ 2,323    2,500

Non-cash investing activities:
  Loan charge-offs................  $ 1,989  $ 1,101


Note 4 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                               March 31,
(Dollars in thousands, except per share data)              2001         2000
--------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
    Net income........................................  $       799  $    11,292

Denominator for basic earnings per share--
    weighted-average shares...........................   49,497,664   49,737,851

    Effect of dilutive securities:
          Employee stock options......................      578,912      126,715
          Warrants....................................       40,663      271,383
                                                        -----------  -----------
               Dilutive potential common shares.......      619,575      398,098
                                                        -----------  -----------
Denominator for diluted earnings per share--adjusted
    weighted-average shares for assumed conversions...   50,117,239   50,135,949
                                                        ===========  ===========

    Basic earnings per share..........................  $       .02  $       .22
                                                        ===========  ===========
    Diluted earnings per share........................  $       .02  $       .22
                                                        ===========  ===========

Note 5 - Comprehensive Income
         --------------------

The following table sets forth the computation of comprehensive income:

                                                              Three Months Ended
                                                                   March 31,
(In thousands)                                                  2001     2000
-------------------------------------------------------------  -----    -------
Net income...................................................  $ 799    $11,292

Unrealized holding gains (losses) on securities, net of tax..  $ 326    $   (99)
Reclassification adjustment for gains included in net
    income, net of tax.......................................   (239)       (70)
                                                               -----    -------
Net unrealized gains (losses) on securities, net of tax......     87       (169)
                                                               -----    -------
Comprehensive income.........................................  $ 886    $11,123
                                                               =====    =======


Note 6 - Segment Information
         -------------------

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



The following table presents the financial results of each business segment for the three months ended March 31, 2001 and 2000.

---------------------------------------------------------------------------------------------------------------------------
                                          Commercial and
                                          Retail Banking                Mortgage Banking                Consolidated
                                      -----------------------       --------------------------    -------------------------
                                         Three Months Ended,           Three Months Ended,           Three Months Ended,
                                      March 31,      March 31,      March 31,       March 31,     March 31,       March 31,
(In thousands)                          2001           2000           2001            2000           2001           2000
-----------------------------------   --------       --------       --------        ---------     ---------       ---------
Interest income                        $76,030        $69,360       $12,435         $10,878        $88,465         $80,238
Interest expense                        45,288         39,432         9,224           8,095         54,512          47,527
                                       -------        -------       -------         -------        -------        --------
Net interest income(1)                  30,742         29,928         3,211           2,783         33,953          32,711
Provision for loan losses                2,000          1,600             -               -          2,000           1,600
Noninterest income                       2,870          2,799        16,451          18,699         19,321          21,498
Noninterest expense                     14,237         15,951        16,168(2)       18,842         30,405(2)       34,793
                                       -------        -------       -------         -------        -------        --------
   Income before taxes                 $17,375        $15,176       $ 3,494         $ 2,640        $20,869         $17,816
                                       =======        =======       =======         =======        =======         =======

Preferred stock dividend               $   681        $   681       $     -         $     -        $   681         $   681
Income taxes                           $ 5,816        $ 4,919       $ 1,223         $   924        $ 7,039         $ 5,843
Depreciation and amortization          $ 1,393        $ 1,354       $ 4,376         $ 2,764        $ 5,769         $ 4,118
Capital expenditures                   $   931        $   192       $    79         $ 2,997        $ 1,010         $ 3,189
Identifiable assets (in millions)      $ 3,854        $ 3,855       $   816         $   553        $ 4,670         $ 4,408
Efficiency ratio                         42.82%         48.90%        82.23%(2)       87.71%         57.47%(2)       64.31%
---------------------------------------------------------------------------------------------------------------------------

(1) Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions. The Company's internal funds transfer pricing charges the mortgage banking segment an interest rate based on its overall cost of funds for the loans held for sale balances and an interest rate based on the prime rate to fund its servicing portfolio and operations.

(2) Excludes impact of $19.0 million charge related to the exit of the residential mortgage servicing business.

---------------------------------------------------------------------------------------------------------------------------

Note 7 - Subsequent Event
         ----------------

On April 16, 2001, the Company announced that it had executed a definitive agreement for the sale of Market Street Mortgage Corporation for $20 million in cash and stock to NetBank, Inc. Market Street Mortgage, headquartered in Clearwater, Florida, is a retail mortgage lender with 42 offices in 11 states. The sale is expected to close later in the second quarter, subject to regulatory approvals. Based upon the current stock price of NetBank, the Company expects to record a gain of approximately $12-$14 million, which is net of transaction costs and closing adjustments. In conjunction with the sale of Market Street Mortgage, the Company is separately selling its $1.8 billion mortgage servicing portfolio and exiting the servicing business.

Note 8 - Accounting and Financial Reporting Developments
         -----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the quarter ended March 31, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, FAS 133's impact on net income was immaterial.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported record net operating income for the quarter ended March 31, 2001 of $13.1 million, a 16% increase over the $11.3 million earned in the first quarter of 2000. Diluted operating earnings per share for the first quarter of 2001 were $.26, an increase of 17% over the $.22 earned in 2000. Annualized operating returns on average assets and shareholders' equity for the first three months of 2001 were 1.13% and 16.75%, respectively.

To better understand underlying trends and performance, net operating earnings for the first quarter of 2001 exclude $19.0 million of pre-tax charges related to the exit of the Company's residential mortgage servicing business. These charges include a write-down of mortgage servicing rights of $16.1 million, transaction costs associated with the servicing portfolio sale of approximately $2.0 million and costs associated with winding down the servicing operation of approximately $900,000. Severance and employee benefit accruals were immaterial. The sale and related wind down of the loan servicing operation is expected to take place during the second and third quarter of 2001. The accrued expenses for these items will be utilized during the same period. Including these charges, the Company reported net income for the quarter of $799,000 or $.02 per share.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking

The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.4 billion in single-family residential mortgage loans in the first quarter of 2001, up 60% compared to $851 million closed in the same period last year. Mortgage loan volumes during 2001 increased primarily due to the declining interest rate environment which has resulted in a higher level of mortgage refinance activity. Refinancings for the first quarter of 2001 represented approximately 54% of total closings compared to 12% in the first quarter of 2000.

The following table summarizes the Company's income from mortgage banking activities:


                                                      Three Months Ended
                                                          March 31,
(In thousands)                                         2001        2000
---------------------------------------------------  --------    --------
Mortgage loan production revenue (1)...............   $16,650     $14,722
Net mortgage loan servicing revenue (expense) (2)..      (199)      2,877
Gain on bulk sales of mortgage servicing rights....         -       1,100
                                                      -------     -------
   Total mortgage banking revenue..................   $16,451     $18,699
                                                      =======     =======

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold, net of commissions and incentives paid of $7.2 million and $3.8 million for 2001 and 2000, respectively.
(2) Includes servicing fees, late fees and other ancillary charges, net of amortization of mortgage servicing rights.

For the three months ended March 31, 2001, mortgage banking revenue decreased $2.2 million, or 12%, to $16.5 million from $18.7 million a year earlier. The decrease is primarily the result of decreases in net mortgage loan servicing revenue of $3.1 million for the first quarter of 2001 compared to 2000 and no gain on the bulk sales of mortgage servicing rights in 2001 compared to $1.1 million in 2000. These decreases were off set by a $1.9 million or 13% increase in mortgage production revenue. The increase in mortgage loan production revenue was primarily a result of higher mortgage loan production and the resulting sales of loans in the secondary market. Total loans sold during the quarter were $1.1 billion compared to $768 million during the first quarter of 2000. The ratio of mortgage production revenue to mortgage loans sold was 2.14% in the first quarter of 2001 compared to 2.41% in the first quarter of 2000.

Net mortgage loan servicing revenue was a net loss of $199,000 for the quarter ended March 31, 2001 compared to a revenue of $2.9 million for the quarter ended March 31, 2000. The decrease in revenue reflects an increase in amortization of mortgage servicing rights of $1.6 million from the first quarter of 2000 to $3.4 million during the first quarter of 2001. The increase in amortization expense was the result of the increase in residential mortgage loan refinance activity during 2001 and corresponding increase in mortgage prepayments of the Company's servicing portfolio. The decrease in net mortgage loan servicing revenue also reflects a reduction in the average mortgage loan servicing portfolio as loans serviced for others averaged $2.1 billion for the first quarter of 2001 compared to $2.9 billion for 2000.

As discussed earlier, at the end of the first quarter of 2001 the Company elected to exit the residential mortgage servicing business. Mortgage servicing rights were reduced by $16.1 million at March 31, 2001 to reflect the current market value of the servicing portfolio. A sale agreement regarding Market Street's mortgage servicing portfolio was subsequently signed in April 2001 with an unaffiliated company. The significant decrease in the value of the servicing portfolio from December 31, 2000 was a result of dramatic increases in the prepayment speed assumption (PSA) during the first quarter of 2001, as well as an over 120 basis points decrease in the earnings rate received on escrow balances. These changes were a result of the decline in short-term interest rates occurring during the quarter due to the Federal Reserve Board's action to lower the federal funds rate. The impairment reserve on the Company's mortgage servicing rights balance at December 31, 2000 was $6.6 million.

The Company expects to sell all mortgage servicing rights concurrently with the sale of the underlying loans. The Company did not have any bulk sales of mortgage servicing rights in the first three months of 2001. In the first quarter of 2000, bulk sales of mortgage servicing rights with principal balances of $361 million, resulted in a gain of $1.1 million.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------

The following discussion should be read in conjunction with Tables I on the following page, which provides detailed analyses of the components impacting net interest income for the three months ended March 31, 2001 and 2000.

Net interest income, on a fully taxable equivalent (FTE) basis, was $34.2 million for the first quarter of 2001 compared to $32.7 million for the first quarter of 2000. The increase was primarily the result of an increase in the Company's average interest-earning assets of $362 million. The average portfolio loan balance increased $307 million, or 9% during the first quarter of 2001 compared to 2000. This increase reflects a $256 million, or 28% increase in average commercial loans, a $122 million, or 7% increase in residential real estate mortgage loans, net of a $71 million, or 10% decrease in installment loans. In addition, the average balance of mortgage loans held for sale increased $66 million, or 15% for the first quarter of 2001 compared to 2000. Funding the growth in portfolio loans and mortgage loans held for sale were increases in the Company's savings and time deposits and FHLB advances.

The net interest margin (FTE) was 3.12% for the quarter ended March 31, 2001, a decrease of 9 basis points from 3.21% in 2000. The decrease in the margin was due to the increase in the Company's cost of funds for the first quarter of 2001 exceeding the increase in the interest yield on earning assets.

Noninterest Expense
-------------------

Excluding the $19.0 million of charges related to the exit of its residential mortgage servicing business, total non-interest expense for the quarter ended March 31, 2001 decreased $4.4 million, or 13%, to $30.4 million compared to $34.8 million for the first quarter of 2000. The decrease is primarily the result of decreases in salaries and employee benefits and other noninterest expense. These decreases reflect cost savings associated with the integration of D&N Bank and Republic Banc Mortgage Corporation into Republic Bank which took place in December 2000.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)



                                                         Three Months Ended               Three Months Ended
                                                           March 31, 2001                   March 31, 2000
                                                  --------------------------------  -------------------------------
                                                    Average               Average     Average              Average
(Dollar amounts in thousands)                       Balance    Interest     Rate      Balance    Interest    Rate
------------------------------------------------  -----------  ---------  --------  -----------  --------  --------
Average Assets:
Short-term investments..........................  $    3,584    $    47      5.34%  $    2,743    $    36     5.26%
Mortgage loans held for sale....................     495,815      9,272      7.58      429,520      8,697     8.12
Securities available for sale...................     198,604      3,700      7.56      210,773      3,742     7.10
Portfolio loans(1):
   Commercial loans.............................   1,174,373     26,252      8.94      917,924     20,004     8.74
   Residential real estate mortgage loans.......   1,904,660     34,372      7.32    1,782,894     32,068     7.19
   Installment loans............................     658,601     15,027      9.25      729,686     15,711     8.64
                                                  ----------    -------   -------   ----------    -------     ----
     Total loans, net of unearned income........   3,737,634     75,651      8.17    3,430,504     67,783     7.92
                                                  ----------    -------   -------   ----------    -------     ----
     Total interest-earning assets..............   4,435,637     88,670      8.07    4,073,540     80,258     7.89
Allowance for loan losses.......................     (29,005)                          (27,672)
Cash and due from banks.........................      68,553                            60,586
Other assets....................................     177,950                           190,928
                                                  ----------                        ----------
     Total assets...............................  $4,653,135                        $4,297,382
                                                  ==========                        ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits................  $   51,629    $   221      1.73   $  109,482        442     1.62
Savings deposits................................     792,998      6,395      3.27      711,070      5,324     3.00
Time deposits...................................   1,709,329     26,398      6.26    1,582,490     22,053     5.59
                                                  ----------    -------   -------   ----------    -------     ----
 Total interest-bearing deposits................   2,553,956     33,014      5.24    2,403,042     27,819     4.64
Short-term borrowings...........................      36,983        524      5.67       74,971      1,095     5.86
FHLB advances...................................   1,407,204     20,247      5.76    1,213,665     17,754     5.87
Long-term debt..................................      40,000        727      7.27       47,500        859     7.23
                                                  ----------    -------   -------   ----------    -------     ----
     Total interest-bearing liabilities.........   4,038,143     54,512      5.45    3,739,178     47,527     5.10
                                                                -------   -------                 -------     ----
Noninterest-bearing deposits....................     199,884                           184,607
Other liabilities...............................      88,265                            75,168
                                                  ----------                        ----------
     Total liabilities..........................   4,326,292                         3,998,953
Preferred stock of subsidiary...................      28,719                            28,719
Shareholders' equity............................     298,124                           269,710
                                                  ----------                        ----------
     Total liabilities and shareholders' equity.  $4,653,135                        $4,297,382
                                                  ==========                        ==========

Net interest income/rate spread (FTE)...........                $34,158      2.62%                $32,731     2.79%
                                                                =======   =======                 =======     ====
Net interest margin (FTE).......................                             3.12%                            3.21%
                                                                          =======                             ====


     Increase (decrease) due to change in:             Volume(2)         Rate(2)         Net Change
     -------------------------------------------      -----------       ---------        ----------
     Short-term investments.....................      $       10        $     1           $    11
     Mortgage loans held for sale...............           1,213           (638)              575
     Securities available for sale..............            (248)           206               (42)
     Portfolio loans(1):
        Commercial loans........................           5,775            473             6,248
        Residential real estate mortgage loans..           1,822            482             2,304
        Installment loans.......................          (1,687)         1,003              (684)
                                                      ----------        -------           -------
          Total loans, net of unearned income...           5,910          1,958             7,868
                                                      ----------        -------           -------
          Total interest income.................           6,885          1,527             8,412

     Interest-bearing demand deposits...........            (249)            28              (221)
     Savings deposits...........................             601            470             1,071
     Time deposits..............................           1,741          2,604             4,345
                                                      ----------        -------           -------
         Total interest-bearing deposits........           2,093          3,102             5,195
     Short-term borrowings......................            (536)           (35)             (571)
     FHLB advances..............................           2,828           (335)            2,493
     Long-term debt.............................            (136)             4              (132)
                                                      ----------        -------           -------
          Total interest expense................           4,249          2,736             6,985
                                                      ----------        -------           -------
          Net interest income...................      $    2,636        $(1,209)          $ 1,427
                                                      ==========        =======           =======

/(1)/ Non-accrual loans and overdrafts are included in average balances. /(2)/ Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At March 31, 2001, the Company had $4.67 billion in total assets, an increase of $59 million, or 1%, from $4.61 billion at December 31, 2000. The increase is primarily the result of increases in the Company's mortgage loans held for sale and commercial loans.

Securities
----------

Investment securities available for sale decreased $3 million, to $209 million, representing 4.5% of total assets at March 31, 2001. At December 31, 2000, the investment securities portfolio totaled $212 million, or 4.6% of total assets. During the first three months of 2001, the company sold $80.3 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $371,000 and $4,000, respectively.

The Company's investment securities portfolio, while serving as a source of earnings and liquidity risk, carries relatively minimal principal risk and contributes to the management of interest rate risk. The portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. The Company's equity securities portfolio consists primarily of Federal Home Loan Bank stock.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at March 31, 2001:


                                                            Securities Available for Sale
                                                     --------------------------------------------
                                                                  Gross       Gross     Estimated
                                                     Amortized  Unrealized  Unrealized    Fair
(In thousands)                                         Cost       Gains       Losses      Value
---------------------------------------------------  ---------  ----------  ----------  ---------
Debt Securities:
 U.S. Treasury and Government agency securities....   $  6,268     $  8        $165      $  6,111
 Collateralized mortgage obligations...............     53,318       48         452        52,914
 Interest-only certificates........................         68        -           -            68
 Mortgage-backed securities........................      2,403       28           -         2,431
 Municipal and other securities....................     70,177      452         107        70,522
                                                      --------     ----        ----      --------
  Total debt securities............................    132,234      536         724       132,046
Equity securities and investment in FHLB...........     76,868        -           -        76,868
                                                      --------     ----        ----      --------
  Total securities available for sale..............   $209,102     $536        $724      $208,914
                                                      ========     ====        ====      ========

Certain securities having a carrying value of approximately $12.3 million and $58.7 million at March 31, 2001 and December 31, 2000, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------

Mortgage loans held for sale were $577 million at March 31, 2001, an increase of $192 million, or 50%, from $385 million at December 31, 2000. The increase was primarily due to an increase in residential mortgage loan closings during the first quarter of 2001 over the fourth quarter of 2000 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
---------------

Total portfolio loans were $3.63 billion at March 31, 2001, a decrease of $140 million, or 4%, from $3.77 billion at December 31, 2000. The decrease was due to decreases in the residential real estate mortgage loan and consumer indirect loan portfolios which were partially offset by an increase in the commercial loan balance. The residential mortgage portfolio loan balance decreased $146 million, or 7%, since year-end 2000 to $1.82 billion at March 31, 2001. The decrease in residential mortgage loans was due to the significant increase of loans being refinanced from the residential mortgage loan portfolio. The Company refinanced a significant portion of these mortgage portfolio loans, which are subsequently reflected as loans held for sale.

The installment loan portfolio decreased $67 million during the first three months of 2001 due primarily to loan sales and runoff from the indirect consumer loan portfolio. During the first quarter, the Company sold $39 million of indirect marine and RV loans. There was no material gain on the sale. The direct consumer loan portfolio remained consistent with the $459 million balance at December 31, 2000.

The commercial portfolio loan balance increased $73 million during the first three months of 2001, for an annualized growth rate of 26%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the three months ended March 31, 2001 and 2000, the Company closed $5.4 million and $7.8 million in Small Business Administration (SBA) loans, respectively. The Company sold $1.6 million and $756,000 of the guaranteed portion of SBA loans in the first three months of 2001 and 2000, respectively, resulting in corresponding gains of $40,000 and $49,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                        March 31, 2001       December 31, 2000
                                     ---------------------  --------------------
(Dollars in thousands)                 Amount     Percent     Amount    Percent
-----------------------------------  -----------  --------  ----------  --------
Commercial loans:
 Commercial and industrial.........   $   78,034      2.1%  $   79,544      2.1%
 Commercial real estate mortgage...    1,127,591     31.1    1,052,748     27.9
                                      ----------    -----   ----------    -----
   Total commercial loans..........    1,205,625     33.2    1,132,292     30.0
Residential real estate mortgages..    1,818,102     50.1    1,964,394     52.1
Installment loans:
  Consumer direct..................      458,928     12.6      459,359     12.2
  Consumer indirect................      148,976      4.1      215,631      5.7
                                      ----------    -----   ----------    -----
   Total installment loans.........      607,904     16.7      674,990     17.9
                                      ----------    -----   ----------    -----
   Total portfolio loans...........   $3,631,631    100.0%  $3,771,676    100.0%
                                      ==========    =====   ==========    =====

Credit Quality
--------------

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage loans, commercial real estate construction loans, residential real estate mortgage loans, residential real estate construction loans, and home equity loans). As of March 31, 2001, such loans comprised approximately 92% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:


                                                              March 31,   December 31,
(Dollars in thousands)                                          2001         2000
----------------------------------------------------------    ---------   -----------
Non-Performing Assets:
 Non-accrual loans:
  Commercial..............................................     $ 6,111      $ 5,499
  Residential real estate mortgages.......................      16,681       13,429
  Installment.............................................       2,383        2,167
                                                               -------      -------
   Total non-performing loans.............................      25,175       21,095
 Other real estate owned..................................       3,314        4,906
                                                               -------      -------
   Total non-performing assets............................     $28,489      $26,001
                                                               =======      =======
Non-performing assets as a percentage of:
  Portfolio loans and OREO .............................           .78%         .69%
  Portfolio loans, mortgage loans held for
      sale and OREO.......................................         .68%         .62%
  Total assets............................................         .61%         .56%

Loans past due 90 days or more and still
accruing interest:
 Commercial...............................................     $     -      $   209
 Residential real estate..................................           -            -
 Installment..............................................           -            -
                                                               -------      -------
   Total loans past due 90 days or more...................     $     -      $   209
                                                               =======      =======

At March 31, 2001, approximately $37.1 million, or .88% of total loans were 30-89 days delinquent, compared to $45.2 million, or 1.09%, at December 31, 2000.

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

Gross loan charge-offs increased $900,000 to $2.0 million for the three months ended March 31, 2001 compared to $1.1 million for the same period of 2000. The increase is primarily related to charge-offs of certain commercial loans during the first quarter of 2001. The Company recorded provision for loan losses of $2.0 million for the three months ended March 31, 2001 compared to $1.6 million for 2000.

The following table provides an analysis of the allowance for loan losses:

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------

(Dollars in thousands)                                                     2001       2000
-------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1................................................    $28,450    $27,128
 Loans charged off..................................................     (1,989)    (1,101)
 Recoveries of loans previously charged off.........................        333        324
                                                                        -------    -------
  Net charge-offs...................................................     (1,656)      (777)
 Provision charged to expense.......................................      2,000      1,600
                                                                        -------    -------
Balance at March 31.................................................    $28,794    $27,951
                                                                        =======    =======

Annualized net charge-offs as a percentage of average loans
  (including loans held for sale)...................................        .16%       .08%
Allowance for loan losses as a percentage of total portfolio loans
  outstanding at period-end.........................................        .79        .79
Allowance for loan losses as a percentage of non-performing
  loans.............................................................     114.38%    160.11%

Off-Balance Sheet Instruments
-----------------------------

At March 31, 2001, the Company had outstanding $599 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At March 31, 2001, the Company had outstanding mandatory forward commitments to sell $1.03 billion of residential mortgage loans, of which $538 million covered mortgage loans held for sale and $496 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 2001 without producing any material gains or losses. At March 31, 2001, the mortgage loans held for sale balance included $39 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since these loans had been committed for bulk sale to third parties prior to March 31, 2001 or were floating rate residential loans.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the quarter ended March 31, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, FAS 133's impact on net income was immaterial.

LIABILITIES
-----------
Total liabilities were $4.35 billion at March 31, 2001, a $62 million, or 1% increase from $4.29 billion at December 31, 2000. This increase was primarily due to an increase in deposits.

Deposits
--------

Total deposits increased $102 million, or 4%, to $2.83 billion at March 31, 2001 from $2.73 billion at December 31, 2000. Noninterest bearing deposits increased $35 million for the quarter, while savings and money market accounts increased $81 million.

Short-Term Borrowings
---------------------

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 2001 and the year ended December 31, 2000, were as follows:

                                             March 31, 2001                  December 31, 2000
                                     ----------------------------------   -------------------------------
                                                              Average                         Average
                                     Ending      Average    Rate During   Ending   Average  Rate During
(Dollars in thousands)               Balance     Balance       Period     Balance  Balance     Period
----------------------------------------------------------------------------------------------------------
Federal funds purchased.......       $3,000      $35,923         5.66%    $    -   $53,687         6.44%
Other short-term borrowings...          416        1,060         6.04      1,729     1,360         5.59
                                     ------      -------         ----     ------   -------         ----
 Total short-term borrowings..       $3,416      $36,983         5.67%    $1,729   $55,047         6.42%
                                     ======      =======         ====     ======   =======         ====

At March 31, 2001 and December 31, 2000, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
-------------
Republic Bank routinely borrows short- and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 145% of the advances.

FHLB advances outstanding at March 31, 2001 and December 31, 2000, were as follows:

                                                                                     March 31, 2001           December 31, 2000
                                                                                 -----------------------  -------------------------
                                                                                               Average                   Average
                                                                                   Ending      Rate At      Ending       Rate At
(Dollars in thousands)                                                            Balance    Period-End    Balance     Period-End
-----------------------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances......................................................  $  556,000        5.25%  $  555,000          6.08%
Long-term FHLB advances........................................................     782,762        5.76      828,513          5.82
                                                                                 ----------        ----   ----------  ------------
  Total........................................................................  $1,338,762        5.55%  $1,383,513          5.92%
                                                                                 ==========        ====   ==========  ============



The long-term FHLB advances have original maturities ranging from May 2001 to January 2011.

Long-Term Debt
--------------
Obligations with original maturities of more than one year consisted of the following:


                                                                                                          March 31,   December 31,
(Dollars in thousands)                                                                                      2001         2000
-----------------------------------------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001...............................................                           $   25,000       $25,000
6.75% Senior Debentures due 2001...............................................                                    -         9,000
6.95% Senior Debentures due 2003...............................................                               13,500        13,500
                                                                                                          ----------  ------------
   Total long-term debt                                                                                   $   38,500       $47,500
                                                                                                          ==========  ============

CAPITAL
-------
Shareholders' equity was $292 million at March 31, 2001, a $3 million, or 1%, decrease from $295 million at December 31, 2000. This decrease primarily resulted from the payment of cash dividends and the repurchase of 113,000 shares of common stock during the first three months of 2001.

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

As of March 31, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                 March 31,   December 31,
                                                   2001          2000
                                                 --------    ------------
Total capital to risk-weighted assets (1)...      10.54%         10.38%
Tier 1 capital to risk-weighted assets (1)..       9.63           9.50
Tier 1 capital to average assets (1)........       6.60           6.82

(1)  As defined by the regulations.

As of March 31, 2001, the Company's total risk-based capital was $335 million and Tier 1 risk-based capital was $306 million, an excess of $17 million and $115 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2001, the Company's cumulative one-year gap was a positive 2.43% of total earning assets.

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

As of March 31, 2001, the earnings simulation model projects net interest income would decrease by 8% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 8%. These projected levels are well within the Company's policy limits. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.  Changes in Securities
         ---------------------

         On February 15, 2001, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on April 2, 2001 to shareholders of record March 8, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       Republic Bancorp Inc. held its 2001 Annual Meeting of Shareholders on April 25, 2001. The following directors were elected at the annual meeting to serve until the next annual meeting:


Director                             For      Against  Abstentions  Broker Non-Votes
--------------------------------  ----------  -------  -----------  ----------------
       Jerry D. Campbell          43,398,165        0      675,130                 0
       Dana M. Cluckey            43,171,021        0      675,130                 0
       George J. Butvilas         43,243,328        0      675,130                 0
       Mary P. Cauley             41,319,565        0      675,130                 0
       Richard J. Cramer, Sr.     41,308,028        0      675,130                 0
       Dr. George A. Eastman      43,005,033        0      675,130                 0
       Howard J. Hulsman          43,215,173        0      675,130                 0
       Gary Hurand                43,154,066        0      675,130                 0
       Dennis J. Ibold            43,161,285        0      675,130                 0
       Stanley A. Jacobson        49,185,005        0      675,130                 0
       John J. Lennon             41,289,133        0      675,130                 0
       Sam H. McGoun              41,266,652        0      675,130                 0
       Kelly E. Miller            41,236,845        0      675,130                 0
       Joe D. Pentecost           43,083,795        0      675,130                 0
       Randolph P. Piper          41,323,462        0      675,130                 0
       Dr. Isaac J. Powell        37,757,923        0      675,130                 0
       B. Thomas M. Smith, Jr.    41,295,639        0      675,130                 0
       Dr. Jeoffrey K. Stross     41,282,912        0      675,130                 0
       Peter Van Pelt             41,294,099        0      675,130                 0
       Steven E. Zack             41,310,704        0      675,130                 0

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              On April 20, 2001, the Company filed a report on Form 8-K announcing the Company had executed a definitive agreement with NetBank, Inc., of Alpharetta, Georgia and its subsidiary, Net Interim, Inc., of Alpharetta, Georgia, which provides for the sale by Republic of its subsidiary, Market Street Mortgage Corporation of Clearwater, Florida to NetBank for $20 million in cash and NetBank stock.

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



                                         REPUBLIC BANCORP INC.
                                         ---------------------
                                         (Registrant)


Date:  May 14, 2001                  BY: /s/ Thomas F. Menacher
                                         --------------------------------
                                         Thomas F. Menacher
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)