Form 10-Q
period 2001-06-30
REPUBLIC BANCORP INC
filed 2001-08-14
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001               Commission File Number 0-15734


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

                                            YES       X       NO  _______
                                                 ----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2001:

Common Stock, $5 Par Value ...............................    49,488,000 Shares

                                     INDEX

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000 .......................................................        3

               Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 2001 and 2000..........................................        4

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2001 and 2000..........................................        5

               Notes to Consolidated Financial Statements...................................    6 - 9

   Item 2.     Management's Discussion and Analysis of
               Results of Operations and Financial Condition................................   10 - 22


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings............................................................        23

   Item 2.     Changes in Securities........................................................        23

   Item 6.     Exhibits and Reports on Form 8-K.............................................        23

SIGNATURE...................................................................................        24

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                       June 30,               December 31,
(Dollars in thousands)                                                                  2001                      2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents..............................................               $   113,803               $    82,377
Mortgage loans held for sale...........................................                   430,159                   385,207
Securities available for sale (amortized cost of
   $310,922 and $212,183, respectively)................................                   309,678                   211,860
Loans..................................................................                 3,544,090                 3,771,676
   Less allowance for loan losses......................................                   (28,924)                  (28,450)
                                                                                      -----------               -----------
Net loans..............................................................                 3,515,166                 3,743,226
                                                                                      -----------               -----------
Premises and equipment.................................................                    31,759                    36,094
Mortgage servicing rights..............................................                     2,022                    51,796
Other assets...........................................................                    77,838                   100,081
                                                                                      -----------               -----------
Total assets...........................................................               $ 4,480,425               $ 4,610,641
                                                                                      ===========               ===========

LIABILITIES
Noninterest-bearing deposits...........................................               $   318,986               $   267,509
Interest-bearing deposits:
     NOW accounts......................................................                   144,230                   150,476
     Savings and money market accounts.................................                   739,790                   590,056
     Certificates of deposit...........................................                 1,617,036                 1,720,485
                                                                                      -----------               -----------
     Total interest-bearing deposits...................................                 2,501,056                 2,461,017
                                                                                      -----------               -----------
     Total deposits....................................................                 2,820,042                 2,728,526
Federal funds purchased and other short-term borrowings ...............                    10,958                     1,729
FHLB advances..........................................................                 1,243,718                 1,383,513
Accrued expenses and other liabilities.................................                    56,675                   125,790
Long-term debt.........................................................                    13,500                    47,500
                                                                                      -----------               -----------
     Total liabilities.................................................                 4,144,893                 4,287,058

Preferred stock of subsidiary..........................................                    28,719                    28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding.........................................                         -                         -
Common stock, $5 par value, 75,000,000 shares
   authorized; 49,459,000 and 49,424,000 shares
   issued and outstanding, respectively................................                   247,294                   247,119
Capital surplus........................................................                    43,638                    44,961
Retained earnings......................................................                    16,690                     2,994
Accumulated other comprehensive loss...................................                      (809)                     (210)
                                                                                      -----------               -----------
   Total shareholders' equity..........................................                   306,813                   294,864
                                                                                      -----------               -----------
     Total liabilities and shareholders' equity........................               $ 4,480,425               $ 4,610,641
                                                                                      ===========               ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
(In thousands, except per share data)                                           2001          2000            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees......................................................    $  84,843     $ 83,601       $ 169,766     $160,081
Investment securities......................................................        4,156        3,575           7,698        7,333
                                                                               ---------     --------       ---------     --------
       Total interest income...............................................       88,999       87,176         177,464      167,414
                                                                               ---------     --------       ---------     --------

Interest Expense:
Deposits...................................................................       30,796       29,139          63,810       56,958
Short-term borrowings......................................................          935        1,306           1,459        2,401
FHLB advances..............................................................       19,346       21,295          39,593       39,049
Long-term debt.............................................................          241          858             968        1,717
                                                                               ---------     --------       ---------     --------
       Total interest expense..............................................       51,318       52,598         105,830      100,125
                                                                               ---------     --------       ---------     --------
Net interest income........................................................       37,681       34,578          71,634       67,289
Provision for loan losses..................................................        2,300        1,600           4,300        3,200
                                                                               ---------     --------       ---------     --------
Net interest income after provision for loan losses........................       35,381       32,978          67,334       64,089
                                                                               ---------     --------       ---------     --------

Noninterest Income:
Service charges............................................................        1,892        1,897           3,543        3,676
Mortgage production revenue................................................       17,857       14,016          34,507       28,738
Net mortgage servicing (expense) revenue...................................         (235)       2,785            (434)       6,762
Gain (loss) on sale of securities..........................................          163          (10)            530           97
Other noninterest income...................................................          512        1,123           1,364        2,036
Gain on sale of subsidiary.................................................       12,000            -          12,000            -
                                                                               ---------     --------       ---------     --------
       Total noninterest income............................................       32,189       19,811          51,510       41,309
                                                                               ---------     --------       ---------     --------

Noninterest Expense:
Salaries and employee benefits.............................................       20,285       17,801          36,954       37,623
Occupancy expense of premises..............................................        3,226        3,420           6,626        6,955
Equipment expense..........................................................        2,378        2,254           4,753        4,507
Other noninterest expense..................................................        8,729       10,088          16,690       19,271
Restructuring costs to exit mortgage servicing.............................            -            -          19,000            -
                                                                               ---------     --------       ---------     --------
       Total noninterest expense...........................................       34,618       33,563          84,023       68,356
                                                                               ---------     --------       ---------    ---------
Income before income taxes.................................................       32,952       19,226          34,821       37,042
Provision for income taxes.................................................       10,954        6,420          11,343       12,263
                                                                               ---------     --------       ---------     --------
Income before preferred stock dividends....................................       21,998       12,806          23,478       24,779
Preferred stock dividends..................................................          680          680           1,361        1,361
                                                                               ---------     --------       ---------     --------
Net income.................................................................    $  21,318     $ 12,126       $  22,117     $ 23,418
                                                                               =========     ========       =========     ========

Basic earnings per share...................................................    $     .43     $    .24       $     .45     $    .47
                                                                               =========     ========       =========     ========
Diluted earnings per share.................................................    $     .42     $    .24       $     .44     $    .47
                                                                               =========     ========       =========     ========
Average common shares outstanding - diluted ...............................       50,184       49,922          50,151       50,016
                                                                               =========     ========       =========     ========
Cash dividends declared per common share...................................    $    .085     $   .077       $    .170     $   .155
                                                                               =========     ========       =========     ========


See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                                              2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)............................................................................     $     22,117      $     23,418
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................................................            4,706             4,525
     Amortization and write-down of mortgage servicing rights................................           20,079             3,778
     Net gain on sale of mortgage servicing rights...........................................          (21,521)          (16,017)
     Net gain on sale of securities available for sale.......................................             (530)              (97)
     Net gain on sale of loans...............................................................             (718)             (415)
     Net gain on sale of subsidiary..........................................................          (12,000)                -
     Proceeds from sales of mortgage loans held for sale.....................................        2,615,500         1,999,193
     Origination of mortgage loans held for sale.............................................       (2,878,136)       (2,002,094)
     Net decrease in other assets............................................................           30,965             3,588
     Net (decrease) increase in other liabilities............................................          (34,678)           15,332
     Other, net..............................................................................           (1,275)           (2,644)
                                                                                                  -------------     -------------
       Total adjustments.....................................................................         (277,608)            5,149
                                                                                                  -------------     -------------
           Net cash provided by operating activities......................................            (255,491)           28,567
                                                                                                  -------------     -------------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale..........................................           86,611            19,114
Proceeds from maturities/payments of securities available for sale...........................            4,442             6,161
Purchases of securities available for sale...................................................         (171,610)           (9,176)
Proceeds from sale of consumer loans.........................................................           39,485                 -
Proceeds from sale of SBA and residential real estate loans..................................           28,980            88,878
Net decrease (increase) in loans made to customers...........................................          158,710          (467,703)
Proceeds from sale of subsidiary and payments received on related borrowings.................          175,184                 -
Proceeds from sale of mortgage servicing rights..............................................           93,882            38,664
Additions to mortgage servicing rights.......................................................          (46,017)          (21,754)
Proceeds from sale of fixed assets...........................................................                -             1,673
                                                                                                  -------------     -------------
           Net cash used in investing activities.............................................          369,667          (344,143)
                                                                                                  -------------     -------------

Cash Flows From Financing Activities:
Net increase in deposits                              .......................................           91,516            99,075
Net increase (decrease) in short-term borrowings.............................................            9,229           (55,764)
Net decrease in short-term FHLB advances.....................................................          (81,500)          (48,309)
Proceeds from long-term FHLB advances........................................................           60,000           475,000
Payments on long-term FHLB advances..........................................................         (118,295)         (142,098)
Payments on long-term debt...................................................................          (34,000)                -
Net proceeds from issuance of common shares..................................................            2,925             1,699
Repurchase of common shares..................................................................           (4,205)           (4,446)
Dividends paid...............................................................................           (8,420)           (7,718)
                                                                                                  -------------     -------------
           Net cash provided by (used in) financing activities...............................          (82,750)          317,439
                                                                                                  -------------     -------------

Net increase in cash and cash equivalents....................................................           31,426             1,863
Cash and cash equivalents at beginning of period.............................................           82,377            83,761
                                                                                                  -------------     -------------
Cash and cash equivalents at end of period...................................................     $    113,803      $     85,624
                                                                                                  =============     =============

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain amounts in prior periods have been reclassified to conform to the current year's presentation.

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiary, Republic Bank (including its subsidiaries Market Street Mortgage Corporation, D&N Capital Corporation and Quincy Investment Services, Inc.). D&N Capital Corporation and Quincy Investment Services, Inc. are wholly-owned subsidiaries and Market Street Mortgage Corporation was an 80% majority-owned mortgage company subsidiary that was sold on June 29, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                                                                                            2001              2000
                                                                                                          ----              ----
Cash paid during the period for:
     Interest...........................................................................           $   113,872       $    99,206
     Income taxes.......................................................................           $     6,819             8,972

Non-cash investing activities:
     Loan charge-offs...................................................................           $     4,382       $     2,615

Note 4 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
(Dollars in thousands, except per share data)                            2001             2000              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ..............................................        $    21,318      $    12,126      $    22,117     $    23,418

Denominator for basic earnings per share--
     weighted-average shares .................................         49,487,086       49,568,611       49,492,346      49,653,231

     Effect of dilutive securities:
           Employee stock options .......................                 650,918          333,715          615,114         340,761
           Warrants ..........................................             46,079           20,126           43,386          21,361
                                                                      -----------      -----------      -----------     -----------
                Dilutive potential common shares..............            696,997          353,841          658,500         362,122
                                                                      -----------      -----------      -----------     -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions..........         50,184,083       49,922,452       50,150,846      50,015,353
                                                                      ===========      ===========      ===========     ===========

     Basic earnings per share.................................        $       .43      $       .24      $       .45     $       .47
                                                                      ===========      ===========      ===========     ===========

     Diluted earnings  per share..............................        $       .42      $       .24      $       .44     $       .47
                                                                      ===========      ===========      ===========     ===========

Note 5 - Comprehensive Income
         --------------------

The following table sets forth the computation of comprehensive income:

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
(In thousands)                                                           2001             2000              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net income .........................................................  $    21,318      $    12,126      $    22,117     $    23,418

Unrealized holding losses on securities, net of tax.................. $      (580)     $      (190)     $      (254)    $      (289)
Reclassification adjustment for (gains) losses included
        in net income, net of tax............................                (106)               7             (345)            (63)
                                                                      -----------      -----------      -----------     -----------
Net unrealized losses on securities, net of tax......................        (686)            (183)            (599)           (352)
                                                                      -----------      -----------      -----------     -----------
Comprehensive income................................................. $    20,632      $    11,943      $    21,934     $    23,066
                                                                      ===========      ===========      ===========     ===========
------------------------------------------------------------------------------------------------------------------------------------

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

The following table presents the financial results of each business segment for the three months ended June 30, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                             Commercial and
                                             Retail Banking                     Mortgage Banking                   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended,                Three Months Ended,               Three Months Ended,
                                         June 30,      June 30,               June 30,     June 30,             June 30,   June 30,
(In thousands)                             2001          2000                 2001/(2)/      2000                2001/(2)/    2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income                         $  72,232    $  75,102              $  16,767    $  12,074            $  88,999   $  87,176
Interest expense                           40,861       42,777                 10,457        9,821               51,318      52,598
                                        ---------    ---------              ---------    ---------            ---------   ---------
Net interest income(1)                     31,371       32,325                  6,310        2,253               37,681      34,578
Provision for loan losses                   2,300        1,600                      -            -                2,300       1,600
Noninterest income                          2,564        3,010                 17,625       16,801               20,189      19,811
Noninterest expense                        14,865       16,468                 19,753       17,095               34,618      33,563
                                        ---------    ---------              ---------    ---------            ---------   ---------
   Income before taxes                  $  16,770    $  17,267              $   4,182    $   1,959            $  20,952   $  19,226
                                        =========    =========              =========    =========            =========   =========

Preferred stock dividend                $     680    $     680              $       -    $       -            $     680   $     680
Income taxes                            $   5,290    $   5,734              $   1,464    $     686            $   6,754   $   6,420
Depreciation and amortization           $   1,400    $   1,218              $   1,551    $   2,967            $   2,951   $   4,185
Capital expenditures                    $     551    $     498              $     188    $     200            $     739   $     698
Identifiable assets (in millions)       $   3,871    $   4,072              $     609    $     586            $   4,480   $   4,658
Efficiency ratio                            44.02%       46.59%                 82.53%       89.72%               60.00%      61.70%
-----------------------------------------------------------------------------------------------------------------------------------

The following table presents the financial results of each business segment for the six months ended June 30, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                             Commercial and
                                             Retail Banking                     Mortgage Banking                   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                            Six Months Ended,                  Six Months Ended,                 Six Months Ended,
                                         June 30,      June 30,              June 30,      June 30,             June 30,   June 30,
(In thousands)                             2001          2000                 2001/(2)/     2000                2001/(2)/     2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income                         $ 148,262    $ 144,462              $  29,202    $  22,952            $ 177,464   $ 167,414
Interest expense                           86,149       82,209                 19,681       17,916              105,830     100,125
                                        ---------    ---------              ---------    ---------            ---------   ---------
Net interest income(1)                     62,113       62,253                  9,521        5,036               71,634      67,289
Provision for loan losses                   4,300        3,200                      -            -                4,300       3,200
Noninterest income                          5,434        5,809                 34,076       35,500               39,510      41,309
Noninterest expense                        29,102       32,419                 35,921       35,937               65,023      68,356
                                        ---------    ---------              ---------    ---------            ---------   ---------
Income before taxes                     $  34,145    $  32,443              $   7,676    $   4,599            $  41,821   $  37,042
                                        =========    =========              =========    =========            =========   =========

Preferred stock dividend                $   1,361    $   1,361              $       -    $       -            $   1,361   $   1,361
Income taxes                            $  11,106    $  10,653              $   2,687    $   1,610            $  13,793   $  12,263
Depreciation and amortization           $   2,793    $   2,572              $   5,927    $   5,731            $   8,720   $   8,303
Capital expenditures                    $   1,482    $     690              $     267    $   3,197            $   1,749   $   3,887
Identifiable assets (in millions)       $   3,871    $   4,072              $     609    $     586            $   4,480   $   4,658
Efficiency ratio                            43.42%       47.70%                 82.39%       88.65%               58.79%      63.00%
------------------------------------------------------------------------------------------------------------------------------------
/(1)/ Net interest income for the mortgage banking segment is generated from the interest earned on mortgage loans held for sale, less the interest expense incurred on short-term borrowings used to fund loan production and servicing acquisitions. The Company's internal funds transfer pricing charges the mortgage banking segment an interest rate based on its overall cost of funds for the loans held for sale balances and an interest rate based on the prime rate to fund its servicing portfolio and operations.

/(2)/ Excludes impact of $12.0 million gain on sale of subsidiary recorded in the second quarter and the impact of $19.0 million charge related to the exit of the residential mortgage servicing business recorded in the first quarter.
------------------------------------------------------------------------------------------------------------------------------------

Note 8 - Accounting and Financial Reporting Developments
         -----------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company implemented Statement 133, as amended, effective January 1, 2001. The cumulative effect of the adoption of Statement 133 was not material. For the quarter and six months ended June 30, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, Statement 133's impact on net income was immaterial.

In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These Statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001.

The Company expects the adoption of these Statements will not have a material impact on the financial position or results of operations.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported record net operating income for the second quarter of 2001 of $13.5 million, an increase of 11% over net operating income of $12.1 million for the second quarter of 2000. Diluted net operating earnings per share were $0.27 for the quarter, up 12% from $0.24 earned for the second quarter of 2000. Net operating income for the quarter generated annualized returns of 1.14% on average assets and 18.23% on average equity. These compare with annualized returns of 1.08% on average assets and 17.55% on average equity for the second quarter of 2000.

The Company completed the sale of its subsidiary, Market Street Mortgage Corporation, to NetBank, Inc. on June 29, 2001. The Company received cash of $5.0 million and NetBank stock valued at $17.6 million, for total consideration of $22.6 million. Net of the Company's investment in the subsidiary and transaction costs, the Company's pre-tax gain on the sale of Market Street Mortgage was $12.0 million. Including the gain on sale of the subsidiary, the Company had net income of $21.3 million, or diluted earnings per share of $0.42 for the quarter ended June 30, 2001.

Net operating income for the six months ended June 30, 2001 was $26.7 million, a 14% increase over the $23.4 million earned for the six months ended June 30, 2000. For the six months period ended June 30, 2001, diluted earnings per share were $0.53, an increase of 13% over the $0.47 earned in 2000. Annualized returns on average assets and shareholders' equity for the first six months of 2001 were 1.14% and 17.94%, respectively. Net operating earnings for the six months ended June 30, 2001 exclude the $12.0 million gain on sale of subsidiary and the $19.0 million of pre-tax charges related to the exit of the Company's residential mortgage servicing business recorded in the first quarter of 2001. Including these charges, the Company reported net income of $22.1 million and diluted earnings per share of $0.44 for the six months ended June 30, 2001.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $1.72 billion in single-family residential mortgage loans in the second quarter of 2001, compared to $1.15 billion closed in the same period last year. During the first half of 2001, mortgage loan closings were $3.08 billion, compared to $2.00 billion for the comparable period in 2000. Mortgage loan volumes during the first half of 2001 increased primarily due to the declining interest rate environment which has resulted in a higher level of mortgage refinance activity. Refinancings for the second quarter of 2001 represented approximately 44% of total closings compared to 9% in the second quarter of 2000. During the first half of 2001, refinancings represented approximately 48% of total closings compared to 11% for the first half of 2000.

The following table summarizes the Company's income from mortgage banking activities:

                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
(In thousands)                                                   2001            2000               2001            2000
---------------------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue /(1)/....................     $  17,857       $ 14,016            $ 34,507        $ 28,738
Net mortgage loan servicing (expense) revenue /(2)/.......          (235)         1,667                (434)          4,544
Gain on sale of bulk servicing............................             -          1,118                   -           2,218
                                                               ---------       --------            --------        --------
      Total mortgage banking revenue......................     $  17,622       $ 16,801            $ 34,073        $ 35,500
                                                               =========       ========            ========        ========

/(1)/ Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold, net of commissions paid to loan originators.
/(2)/ Includes servicing fees, late fees and other ancillary charges and net of amortization.

For the three months ended June 30, 2001, mortgage banking revenue increased $821,000, or 5%, to $17.6 million from $16.8 million a year earlier. The increase is the result of a $3.8 million, or 27%, increase in mortgage production revenue, which was offset by a $3.0 million decrease in mortgage loan servicing revenue. For the six months ended June 30, 2001, mortgage banking revenue decreased $1.4 million, or 4%, compared to the same period a year ago. The decrease is the result of a $5.8 million, or 20%, increase in mortgage loan production revenue, which was offset by a $7.2 million decrease in mortgage loan servicing revenue and gains on sale of bulk servicing. The increases in mortgage loan production revenue reflect the increases in mortgage loan closing volumes discussed above and the resulting sales of loans in the secondary market. Total loans sold during the quarter were $1.49 billion compared to $891 million during the second quarter of 2000. The ratio of mortgage production revenue to mortgage loans sold was 1.98% in the second quarter of 2001 compared to 2.27% in the second quarter of 2000.

For the quarter ended June 30, 2001, net mortgage loan servicing expense was $235,000 compared to net mortgage loan servicing revenue of $1.7 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, net mortgage loan servicing expense was $434,000 compared to net mortgage loan servicing revenue of $4.5 million in 2000. These decreases in revenue primarily reflect a reduction in the average mortgage loan servicing portfolio as loans serviced for others averaged $888 million for the second quarter of 2001 compared to $2.7 billion in 2000. For the six months ended June 30, 2001 and 2000, mortgage loans serviced for others averaged $1.5 billion and $2.9 billion, respectively. The Company expects to sell all mortgage servicing rights concurrently with the sale of the underlying loans.

At the end of the first quarter of 2001 the Company elected to exit the residential mortgage servicing business and reduced mortgage servicing rights by $16.1 million to reflect the current market value of the servicing portfolio. A sale agreement regarding Market Street's mortgage servicing portfolio was subsequently signed in April 2001 with an unaffiliated company. The Company completed the sale of Market Street's mortgage servicing portfolio during the second quarter.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and six months ended June 30, 2001 and 2000.

Net interest income, on a fully taxable equivalent (FTE) basis, was $38.4 million for the second quarter of 2001, an increase of $3.8 million, or 11%, over the second quarter of 2000. This increase was primarily the result of an increase in the Company's average interest-earnings assets of $337 million. The average mortgage loans held for sale balance increased $304 million, or 67% for the second quarter of 2001 compared to 2000, reflecting the increased mortgage loan closing volume. The average portfolio loan balance decreased $36 million, or 1% during the second quarter of 2001 compared to 2000. This decrease reflects a $254 million, or 26% increase in average commercial loans offset by a decrease of $142 million, or 7% in average residential real estate mortgage loans and a decrease of $149 million, or 20% in average installment loans which is primarily due to the $197 million decrease in the average indirect installment loan balance. In addition, the average balance of investment securities increased $67 million, or 34% for the second quarter of 2001 compared to 2000. Primarily funding the growth in commercial portfolio loans, mortgage loans held for sale and investment securities was a reduction in the average balance of residential real estate mortgage loans and installment loans, as well as increases in the Company's savings and time deposits and FHLB advances.

The net interest margin (FTE) was 3.30% for the quarter ended June 30, 2001, an increase of 10 basis points from 3.20% in 2000. The increase in the margin was due to an improved mix of earning assets and a reduction in the Company's cost of funds during the second quarter of 2001.

For the six months ended June 30, 2001, net interest income (FTE) was $72.6 million, an increase of $5.2 million, or 8%, over the first half of 2000. The net interest margin (FTE) for the six months ended June 30, 2001, rose 3 basis points to 3.23% from 3.20% for the comparable period in 2000. The increase in the net interest margin was due to the improved mix of earning assets and a decrease in the Company's cost of funds during the first half of 2001.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                               Three Months Ended                        Three Months Ended
                                                                  June 30, 2001                            June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average       Average                   Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments..............................  $      4,194     $     40      3.84%      $     1,416  $       19     5.38%
Mortgage loans held for sale........................       755,606       13,458      7.14           451,993       9,481     8.41
Investment securities ..............................       261,632        4,851      7.44           194,703       3,575     7.34
Portfolio loans(1):
   Commercial loans.................................     1,235,790       26,053      8.34           981,904      22,135     9.04
   Real estate mortgage loans.......................     1,789,315       31,994      7.17         1,930,898      35,366     7.33
   Installment loans................................       607,482       13,338      8.81           755,995      16,619     8.82
                                                      ------------     --------    ------       -----------  ----------  -------
         Total loans, net of unearned income........     3,632,587       71,385      7.84         3,668,797      74,120     8.09
                                                      ------------     --------    ------       -----------  ----------  -------
         Total interest-earning assets..............     4,654,019       89,734      7.70         4,316,909      87,194     8.09
Allowance for loan losses...........................       (29,033)                                 (28,212)
Cash and due from banks.............................        70,281                                   61,604
Other assets........................................        43,178                                  147,027
                                                      ------------                              -----------
         Total assets...............................  $  4,738,445                              $ 4,497,328
                                                      ============                              ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits....................  $     28,696          121      1.69       $   111,160         430     1.55
Savings deposits ...................................       896,945        6,704      3.00           722,004       5,496     3.05
Time deposits.......................................     1,641,912       23,972      5.86         1,579,652      23,213     5.89
                                                      ------------     --------    ------       -----------  ----------  -------
         Total interest-bearing deposits............     2,567,553       30,797      4.81         2,412,816      29,139     4.84
Short-term borrowings...............................        79,306          935      4.67            81,286       1,306     6.44
FHLB advances.......................................     1,455,480       19,346      5.26         1,384,549      21,295     6.17
Long-term debt......................................        13,500          241      7.14            47,500         858     7.23
                                                      ------------     --------    ------       -----------  ----------  -------
         Total interest-bearing liabilities.........     4,115,839       51,319      4.97         3,926,151      52,598     5.37
                                                                       --------    ------                    ----------  -------
Noninterest-bearing deposits........................       215,758                                  200,461
Other liabilities...................................        81,508                                   65,681
                                                      ------------                              -----------
         Total liabilities..........................     4,413,105                                4,192,293
Preferred stock of subsidiary.......................        28,719                                   28,719
Shareholders' equity................................       296,621                                  276,316
                                                      ------------                             ------------
         Total liabilities and shareholders' equity.  $  4,738,445                              $ 4,497,328
                                                      ============                              ===========

Net interest income/rate spread (FTE)...............                   $ 38,415      2.73%                   $   34,596     2.72%
                                                                       ========    ======                    ==========  =======
Net interest margin (FTE)...........................                                 3.30%                                  3.20%
                                                                                   ======                                =======

         Increase (decrease) due to change in:           Volume/(2)/               Rate/(2)/              Net Change
         -----------------------------------------------------------------------------------------------------------
         Short-term investments...................      $       27               $       (6)              $      21
         Mortgage loans held for sale.............           5,590                   (1,613)                  3,977
         Investment securities....................           1,227                       49                   1,276
         Portfolio loans(1):
            Commercial loans......................           5,660                   (1,742)                  3,918
            Real estate mortgage loans............          (2,599)                    (773)                 (3,372)
            Installment loans.....................          (3,262)                     (19)                 (3,281)
                                                        ----------               ----------               ---------
             Total loans, net of unearned income..            (201)                  (2,534)                 (2,735)
                                                        ----------               ----------               ---------
             Total interest income................           6,644                   (4,104)                  2,540

         Interest-bearing demand deposits.........            (345)                      36                    (309)
         Savings deposits.........................           1,300                      (92)                  1,208
         Time deposits............................             882                     (123)                    759
                                                        ----------               ----------               ---------
           Total interest-bearing deposits........           1,837                     (179)                  1,658
         Short-term borrowings....................             (30)                    (341)                   (371)
         FHLB advances............................           1,122                   (3,071)                 (1,949)
         Long-term debt...........................            (606)                     (11)                   (617)
                                                        ----------               ----------               ---------
             Total interest expense...............           2,322                   (3,601)                 (1,279)
                                                        ----------               ----------               ---------
             Net interest income..................      $    4,322               $     (503)              $   3,819
                                                        ==========               ==========               =========

/(1)/ Non-accrual loans and overdrafts are included in average balances. /(2)/ Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                               Six Months Ended                        Six Months Ended
                                                                June 30, 2001                            June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                   Average       Average                   Average
(Dollar amounts in thousands)                          Balance      Interest      Rate         Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments............................  $      3,689  $        87      4.77%       $    2,030  $       54     5.33%
Mortgage loans held for sale......................       600,711       22,731      7.63           442,391      18,175     8.24
Investment securities.............................       230,118        8,551      7.49           202,739       7,315     7.22
Portfolio loans(1):
   Commercial loans...............................     1,205,081       52,305      8.63           949,915      42,139     8.90
   Real estate mortgage loans.....................     1,825,738       66,366      7.33         1,862,255      67,437     7.24
   Installment loans..............................       629,292       28,364      9.09           742,841      32,330     8.73
                                                    ------------  -----------    ------        ----------  ----------   ------
    Total loans, net of unearned income...........     3,660,111      147,035      8.06         3,555,011     141,906     7.99
                                                    ------------  -----------    ------        ----------  ----------   ------
     Total interest-earning assets................     4,494,629      178,404      7.97         4,202,171     167,450     7.98
Allowance for loan losses.........................       (29,019)                                 (27,942)
Cash and due from banks...........................        69,417                                   61,095
Other assets......................................       160,564                                  161,984
                                                    ------------                               ----------
     Total assets.................................  $  4,695,591                               $4,397,308
                                                    ============                               ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits..................  $     30,163          342      2.29       $   110,321         872     1.59
Savings deposits..................................       854,972       13,099      3.09           716,537      10,819     3.03
Time deposits.....................................     1,675,619       50,369      6.06         1,581,071      45,267     5.74
                                                    ------------  -----------    ------       -----------  ----------   ------
    Total interest-bearing deposits...............     2,560,754       63,810      5.03         2,407,929      56,958     4.74
Short-term borrowings.............................        58,145        1,459      4.99            78,079       2,401     6.17
FHLB advances.....................................     1,431,342      39,593       5.50         1,299,107      39,049     6.03
Long-term debt....................................        25,250          968      7.67            47,500       1,717     7.23
                                                    ------------  -----------    ------        ----------  ----------   ------
     Total interest-bearing liabilities...........     4,075,491      105,830      5.21         3,832,615     100,125     5.24
                                                    ------------  -----------    ------        ----------  ----------   ------
Noninterest-bearing deposits......................       207,821                                  192,535
Other liabilities.................................        86,188                                   70,426
                                                    ------------                               ----------
     Total liabilities............................     4,369,500                                4,095,576
Preferred stock of subsidiary.....................        28,719                                   28,719
Shareholders' equity..............................       297,372                                  273,013
                                                    ------------                               ----------
     Total liabilities and shareholders' equity...  $  4,695,591                               $4,397,308
                                                    ============                               ==========

Net interest income/Rate spread (FTE).............                   $ 72,574      2.76%                      $67,325     2.74%
                                                                  ===========    ======                    ==========   ======
Net interest margin...............................                                 3.23%                                  3.20%
                                                                                 ======                    ==========   ======

         Increase (decrease) due to change in:           Volume/(2)/             Rate/(2)/                Net Change
         -----------------------------------------------------------------------------------------------------------
         Short-term investments...................       $     40                 $     (7)               $      33
         Mortgage loans held for sale.............          6,011                   (1,455)                   4,556
         Investment securities....................            968                      268                    1,236
         Portfolio loans(1):
            Commercial loans......................         11,439                   (1,273)                  10,166
            Real estate mortgage loans............         (1,681)                     610                   (1,071)
            Installment loans.....................         (5,229)                   1,263                   (3,966)
                                                         ---------                ---------                ---------
             Total loans, net of unearned income..          4,528                      601                    5,129
                                                         ---------                ---------                ---------
             Total interest income................         11,546                     (592)                  10,954

         Interest-bearing demand deposits.........           (811)                     281                     (530)
         Savings deposits.........................          2,068                      212                    2,280
         Time deposits............................          2,641                    2,461                    5,102
                                                         ---------                ---------                ---------
           Total interest-bearing deposits........          3,898                    2,954                    6,852
         Short-term borrowings....................           (538)                    (404)                    (942)
         FHLB advances............................          6,869                   (6,325)                     544
         Long-term debt...........................           (956)                     207                     (749)
                                                         ---------                ---------                ---------
              Total interest expense..............          9,272                   (3,567)                   5,705
                                                         ---------                ---------                ---------
              Net interest income.................       $  2,274                 $  2,975                 $  5,249
                                                         =========                =========                =========

/(1)/ Non-accrual loans and overdrafts are included in average balances. /(2)/ Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Expense
-------------------
For the quarter ended June 30, 2001, total noninterest expense increased $1.0 million, or 3%, to $34.6 million compared to $33.6 million for the second quarter of 2000. The increase reflects a $2.5 million, or 14% increase in salaries and employee benefits expense offset by a $1.4 million, or 14% decrease in other noninterest expense. Excluding the $19.0 million of charges related to the exit of the residential mortgage servicing business, total non-interest expense for the six months ended June 30, 2001, decreased $3.3 million 5%, to $65.0 million from $68.3 million in 2000. This decrease is primarily the result of decreases in other noninterest expense, reflecting cost savings associated with the integration of D&N Bank and Republic Banc Mortgage into Republic Bank which took place in December 2000.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At June 30, 2001, the Company had $4.48 billion in total assets, a decrease of $130.2 million, or 3%, from $4.61 billion at December 31, 2000. The decrease is primarily the result of the sale of Market Street Mortgage Corporation and a decrease in the Company's portfolio of residential real estate mortgage and installment loans.

Securities
----------
Investment securities available for sale increased $97.8 million, to $309.7 million, representing 6.9% of total assets at June 30, 2001. At December 31, 2000, the investment securities portfolio totaled $211.9 million, or 4.6% of total assets. During the first half of 2001, the Company sold $86.1 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $559,000 and $29,000, respectively.

The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. The Company's equity securities portfolio consists primarily of NetBank, Inc. common stock.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at June 30, 2001:

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
(In thousands)                                                        Cost            Gains               Losses           Value
-----------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury and Government agency securities.............     $   10,377       $         9         $       205      $   10,181
   Collateralized mortgage obligations........................         48,460                33                 221          48,272
   Interest-only certificates.................................             68                 -                   -              68
   Mortgage-backed securities.................................          2,196                28                   -           2,224
   Municipal and other securities.............................        153,156               567               1,455         152,268
                                                                   ----------       -----------         -----------      ----------
     Total debt securities....................................        214,257               637               1,881         213,013
Equity securities.............................................         17,625                 -                   -          17,625
Investment in FHLB............................................         79,040                 -                   -          79,040
                                                                   ----------       -----------         -----------      ----------
   Total securities available for sale........................     $  310,922       $       637         $     1,881      $  309,678
                                                                   ==========       ===========         ===========      ==========

Certain securities having a carrying value of approximately $10.7 million and $58.7 million at June 30, 2001 and December 31, 2000, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $430.2 million at June 30, 2001 compared to $385.2 million at December 31, 2000. This increase was caused by an increase in residential mortgage loan closings during the second quarter of 2001 over the fourth quarter of 2000 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
---------------
Total portfolio loans were $3.54 billion at June 30, 2001, a decrease of $227.6 million, or 6%, from $3.77 billion at December 31, 2000. This decrease was due to decreases in the residential real estate mortgage and consumer indirect loan portfolios which were partially offset by an increase in the commercial loan balance. The residential mortgage portfolio loan balance decreased $273.0 million, or 14%, since year-end 2000 to $1.69 billion at June 30, 2001. The decrease in residential mortgage loans was due to a significant increase of loans being refinanced from the residential mortgage loan portfolio. The Company refinanced a significant portion of these mortgage portfolio loans, which are subsequently reflected as loans held for sale.

The installment loan portfolio decreased $78.2 million at June 30, 2001 compared to December 31, 2000, primarily to due to loan sales and runoff from the indirect consumer loan portfolio. During the first six months of 2001, the Company sold $39 million of indirect marine and RV loans. There was no material gain on the sale. The direct consumer loan portfolio increased $11.4 million at June 30, 2001 compared to year-end 2000.

The commercial portfolio loan balance increased $123.6 million during the first six months of 2001, for an annualized growth rate of 22%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the second quarter of 2001 and 2000, the Company closed $9.0 million and $11.2 million, respectively, in Small Business Administration (SBA) loans. For the first six months of 2001 and 2000, SBA loan closings were $14.5 million and $19.0 million, respectively. The Company sold $4.7 million and $8.9 million of the guaranteed portion of SBA loans in the first six months of 2001 and 2000, respectively, resulting in corresponding gains of $257,000 and $337,000, respectively.

The following table provides further information regarding the Company's loan portfolio:

                                                                    June 30, 2001                    December 31, 2000
                                                           ----------------------------         ----------------------------
(Dollars in thousands)                                        Amount          Percent              Amount          Percent
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial.........................      $     73,694            2.1%         $     79,544            2.1%
   Commercial real estate mortgage ..................         1,182,186           33.3             1,052,748           27.9
                                                           ------------        -------          ------------         ------
        Total commercial loans.......................         1,255,880           35.4             1,132,292           30.0
Residential real estate mortgages....................         1,691,387           47.7             1,964,394           52.1
Installment loans:
     Consumer direct.................................           470,746           13.3               459,359           12.2
     Consumer indirect...............................           126,077            3.6               215,631            5.7
                                                           ------------        -------          ------------         ------
         Total installment loans.....................           596,823           16.9               674,990           17.9
                                                           ------------        -------          ------------         ------
        Total portfolio loans........................      $  3,544,090          100.0%         $  3,771,676          100.0%
                                                           ============        =======          ============         ======

Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage loans, commercial real estate construction loans, residential real estate mortgage loans, residential real estate construction loans, and home equity loans). As of June 30, 2001, such loans comprised approximately 93% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                            June 30,               December 31,
(Dollars in thousands)                                                       2001                     2000
---------------------------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial..................................................          $   6,176                  $  5,499
     Residential real estate mortgages...........................             16,872                    13,429
     Installment.................................................              2,437                     2,167
                                                                           ---------                  --------
       Total non-performing loans................................             25,485                    21,095
   Other real estate owned.......................................              4,842                     4,906
                                                                           ---------                  --------
       Total non-performing assets...............................          $  30,327                  $ 26,001
                                                                           =========                  ========

Non-performing assets as a percentage of:
     Portfolio loans and OREO.....................................               .85%                      .69%
     Portfolio loans, mortgage loans held for
           sale and OREO .........................................               .76%                      .62%
     Total assets.................................................               .68%                      .56%

Loans past due 90 days or more and still accruing interest:
     Commercial...................................................         $      39                  $    209
     Residential real estate......................................                10                         -
     Installment..................................................                 -                         -
                                                                           ---------                  --------
       Total loans past due 90 days or more.......................         $      49                  $    209
                                                                           =========                  ========

At June 30, 2001, approximately $44.4 million, or 1.25% of total portfolio loans were 30-89 days delinquent, compared to $45.2 million, or 1.20%, at December 31, 2000.

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

Gross loan charge-offs increased $1.8 million to $4.4 million for the six months ended June 30, 2001 compared to $2.6 million for the same period of 2000. The increase is primarily related to charge-offs of certain commercial loans during the first six months of 2001. The Company recorded provision for loan losses of $4.3 million for the six months ended June 30, 2001 compared to $3.2 million for 2000 as a result the increase in charge-offs.

The following table provides an analysis of the allowance for loan losses:

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                     ------------------------------
(Dollars in thousands)                                                                  2001                2000
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1............................................................      $  28,450           $  27,128
   Loans charged off............................................................         (4,382)             (2,615)
   Recoveries of loans previously charged off...................................            556                 657
                                                                                      ---------           ---------
     Net charge-offs............................................................         (3,826)             (1,958)
   Provision charged to expense.................................................          4,300               3,200
                                                                                      ---------           ---------
Balance at June 30..............................................................      $  28,924           $  28,370
                                                                                      =========           =========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) ...........................................            .18%                .10%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end..................................................            .82                 .76
Allowance for loan losses as a percentage of non-performing
     loans......................................................................         113.49              114.94

Off-Balance Sheet Instruments
-----------------------------
At June 30, 2001, the Company had outstanding $259 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At June 30, 2001, the Company had outstanding mandatory forward commitments to sell $649 million of residential mortgage loans, of which $430 million covered mortgage loans held for sale and $219 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 2001 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the six months ended June 30, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, FAS 133's impact on net income was immaterial.

LIABILITIES
-----------
Total liabilities were $4.14 billion at June 30, 2001, a $142 million, or 3% decrease from $4.29 billion at December 31, 2000. This decrease was primarily due to decreases in FHLB advances and accrued expenses and other liabilities related to the sale of Market Street Mortgage. This decrease was partially offset by an increase in deposits.

Deposits
--------
Total deposits increased $91.5 million, or 3%, to $2.82 billion at June 30, 2001 from $2.73 billion at December 31, 2000. Noninterest bearing deposits increased $51 million during the first six months of 2001 while savings and money market accounts increased $150 million from year-end. These increases were partially offset by a $103 million decrease in certificates of deposit from December 31, 2000.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 2001 and the year ended December 31, 2000, were as follows:

                                                              June 30, 2001                             December 31, 2000
                                                 --------------------------------------       --------------------------------------
                                                                              Average                                      Average
                                                  Ending        Average     Rate During       Ending        Average      Rate During
(Dollars in thousands)                            Balance       Balance       Period          Balance       Balance        Period
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased.....................     $       -       $      -           -%         $      -       $ 53,687       6.44%
Other short-term borrowings.................        10,958         58,145        4.99             1,729          1,360       5.59
                                                   -------       --------        ----          --------       --------       ----
   Total short-term borrowings..............      $ 10,958       $ 58,145        4.99%         $  1,729       $ 55,047       6.42%
                                                  ========       ========        ====          ========       ========       ====

At June 30, 2001, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes and amounts owed by the parent company under a revolving credit agreement. At December 31, 2000, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
-------------
Republic Bank routinely borrows short- and long-term advances from the Federal Home Loan Bank (FHLB) to provide fund mortgage loan originations and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. These advances are generally secured under a blanket security agreement by first mortgage loans with an aggregate book value equal to at least 145% of the advances.

FHLB advances outstanding at June 30, 2001 and December 31, 2000, were as follows:

                                                                June 30, 2001                            December 31, 2000
                                                            -------------------------               ---------------------------
                                                                            Average                                  Average
                                                              Ending        Rate At                  Ending          Rate At
(Dollars in thousands)                                        Balance      Period-End                Balance        Period-End
-------------------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances............................       $  473,500       4.57%                  $  555,000         6.08%
Long-term FHLB advances..............................          770,218       5.75                      828,513         5.82
                                                            ----------       ----                    ---------         ----
     Total...........................................       $1,243,718       5.30%                  $1,383,513         5.92%
                                                            ==========       ====                   ==========         ====

The long-term FHLB advances have original maturities ranging from July 2001 to October 2017.

Long-Term Debt
--------------
Obligations with original maturities of more than one year consisted of the following:

                                                                                           June 30,              December 31,
(Dollars in thousands)                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
7.17% Senior Debentures due 2001................................................            $     -               $ 25,000
6.75% Senior Debentures due 2001................................................                  -                  9,000
6.95% Senior Debentures due 2003................................................             13,500                 13,500
                                                                                            -------               --------
       Total long-term debt                                                                 $13,500               $ 47,500
                                                                                            =======               ========

The Company paid-off the 7.17% Senior Debentures and the 6.75% Senior Debentures on April 1, 2001 and January 15, 2001, respectively, in accordance with the terms of the debenture agreements.

CAPITAL
-------
Shareholders' equity was $306.8 million at June 30, 2001, an $11.9 million, or 4%, increase from $294.9 million at December 31, 2000. This increase primarily resulted from the retention of $9.5 million in earnings after the payment of dividends and the repurchase of 332,000 shares of common stock during the first six months of 2001.

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

As of June 30, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                         --------          ------------
Total capital to risk-weighted assets /(1)/..............................                  11.38%             10.38%
Tier 1 capital to risk-weighted assets /(1)/.............................                  10.45               9.50
Tier 1 capital to average assets /(1)/...................................                   6.93               6.82

/(1)/  As defined by the regulations.

As of June 30, 2001, the Company's total risk-based capital was $356.6 million and Tier 1 risk-based capital was $327.7 million, an excess of $43.1 million and $139.6 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2001, the Company's cumulative one-year gap was a positive 7.22% of total earning assets.

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

As of June 30, 2001, the earnings simulation model projects net interest income would decrease by 2.94% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 2.93%. These projected levels are well within the Company's policy limits. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.       Changes in Securities
              ---------------------
              On May 18, 2001, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on July 2, 2001 to shareholders of record June 8, 2001.

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              None

Item 5.       Other Information
              -----------------
              None

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              (a)  Exhibits
                    None

              (b) Reports on Form 8-K
                  On July 9, 2001, the Company filed a report on Form 8-K announcing the Company had completed the sale of Market Street Mortgage Corporation to NetBank, Inc. of Alpharetta, Georgia.

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



                                        REPUBLIC BANCORP INC.
                                        ---------------------
                                        (Registrant)


Date:  August 14, 2001                  BY: /s/ Thomas F. Menacher
                                            ----------------------------
                                            Thomas F. Menacher
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)