Form 10-Q
period 2001-09-30
REPUBLIC BANCORP INC
filed 2001-11-14
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001          Commission File Number 0-15734


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

                                 (989) 725-7337
                         (Registrant's telephone number)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES _X_     NO ___




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2001:

Common Stock, $5 Par Value ............................     48,918,000 Shares

                                      INDEX


PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000 ...................................    3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2001 and 2000.................    4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2001 and 2000.................    5

               Notes to Consolidated Financial Statements...............  6 - 9

      Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition............ 10 - 22


PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings........................................   23

      Item 2.  Changes in Securities....................................   23

      Item 6.  Exhibits and Reports on Form 8-K.........................   23

SIGNATURE...............................................................   24

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                          September 30,  December 31,
(Dollars in thousands)                                       2001            2000
-------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .............................   $    67,784    $    82,377
Mortgage loans held for sale ..........................       350,738        385,207
Securities available for sale (amortized cost of
   $382,042 and $212,183, respectively) ...............       379,867        211,860
Loans .................................................     3,565,312      3,771,676
   Less allowance for loan losses .....................       (28,990)       (28,450)
                                                          -----------    -----------
Net loans .............................................     3,536,322      3,743,226
                                                          -----------    -----------
Premises and equipment ................................        31,458         36,094
Mortgage servicing rights .............................         2,216         51,796
Other assets ..........................................        76,376        100,081
                                                          -----------    -----------
   Total assets .......................................   $ 4,444,761    $ 4,610,641
                                                          ===========    ===========

LIABILITIES
Noninterest-bearing deposits ..........................   $   248,053    $   267,509
Interest-bearing deposits:
     NOW accounts .....................................       143,711        150,476
     Savings and money market accounts ................       800,312        590,056
     Certificates of deposit ..........................     1,505,906      1,720,485
                                                          -----------    -----------
     Total interest-bearing deposits ..................     2,449,929      2,461,017
                                                          -----------    -----------
     Total deposits ...................................     2,697,982      2,728,526
Federal funds purchased and other short-term borrowings       142,000          1,729
FHLB advances .........................................     1,182,218      1,383,513
Accrued expenses and other liabilities ................        68,229        125,790
Long-term debt ........................................        13,500         47,500
                                                          -----------    -----------
     Total liabilities ................................     4,103,929      4,287,058

Preferred stock of subsidiary .........................        28,719         28,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ........................            --             --
Common stock, $5 par value, 75,000,000 shares
   authorized; 49,261,000 and 49,424,000 shares
   issued and outstanding, respectively ...............       246,304        247,119
Capital surplus .......................................        41,236         44,961
Retained earnings .....................................        25,987          2,994
Accumulated other comprehensive loss ..................        (1,414)          (210)
                                                          -----------    -----------
   Total shareholders' equity .........................       312,113        294,864
                                                          -----------    -----------
     Total liabilities and shareholders' equity .......   $ 4,444,761    $ 4,610,641
                                                          ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
(In thousands, except per share data)                    2001        2000        2001         2000
-----------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees .............................   $  74,971   $  87,218   $ 244,737    $ 247,299
Investment securities .............................       4,584       3,633      12,282       10,966
                                                      ---------   ---------   ---------    ---------
       Total interest income ......................      79,555      90,851     257,019      258,265
                                                      ---------   ---------   ---------    ---------

Interest Expense:
Deposits ..........................................      27,453      33,098      91,263       90,056
Short-term borrowings .............................       1,076         447       2,535        2,848
FHLB advances .....................................      15,727      22,867      55,320       61,916
Long-term debt ....................................         241         859       1,209        2,576
                                                      ---------   ---------   ---------    ---------
       Total interest expense .....................      44,497      57,271     150,327      157,396
                                                      ---------   ---------   ---------    ---------
Net interest income ...............................      35,058      33,580     106,692      100,869
Provision for loan losses .........................       2,000       1,600       6,300        4,800
                                                      ---------   ---------   ---------    ---------
Net interest income after provision for loan losses      33,058      31,980     100,392       96,069
                                                      ---------   ---------   ---------    ---------

Noninterest Income:
Service charges ...................................       2,232       2,073       5,775        5,749
Mortgage production revenue .......................       6,013      13,441      40,520       42,179
Net mortgage servicing (expense) revenue ..........         153       1,372        (281)       8,134
Gain on sale of securities ........................         404          --         934           97
Other noninterest income ..........................       1,176       1,083       2,540        3,119
Gain on sale of subsidiary ........................          --          --      12,000           --
                                                      ---------   ---------   ---------    ---------
       Total noninterest income ...................       9,978      17,969      61,488       59,278
                                                      ---------   ---------   ---------    ---------

Noninterest Expense:
Salaries and employee benefits ....................      12,198      17,485      49,152       55,108
Occupancy expense of premises .....................       2,391       3,320       9,017       10,275
Equipment expense .................................       1,464       2,192       6,217        6,699
Other noninterest expense .........................       6,355       9,333      23,045       28,604
Restructuring costs to exit mortgage servicing ....          --          --      19,000           --
                                                      ---------   ---------   ---------    ---------
       Total noninterest expense ..................      22,408      32,330     106,431      100,686
                                                      ---------   ---------   ---------    ---------
Income before income taxes ........................      20,628      17,619      55,449       54,661
Provision for income taxes ........................       6,454       5,611      17,797       17,874
                                                      ---------   ---------   ---------    ---------
Income before preferred stock dividends ...........      14,174      12,008      37,652       36,787
Preferred stock dividends .........................         681         681       2,042        2,042
                                                      ---------   ---------   ---------    ---------
Net income ........................................   $  13,493   $  11,327   $  35,610    $  34,745
                                                      =========   =========   =========    =========


Basic earnings per share ..........................   $     .27   $     .23   $     .72    $     .70
                                                      =========   =========   =========    =========

Diluted earnings per share ........................   $     .27   $     .23   $     .71    $     .70
                                                      =========   =========   =========    =========

Average common shares outstanding - diluted .......      50,241      49,821      50,181       49,950
                                                      =========   =========   =========    =========

Cash dividends declared per common share ..........   $    .085   $    .077   $    .255    $    .232
                                                      =========   =========   =========    =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30  (In thousands)                                     2001           2000
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income .................................................................   $    35,610    $    34,745
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................         6,020          6,723
     Amortization and write-down of mortgage servicing rights ..............        20,253          5,858
     Net gain on sale of mortgage servicing rights .........................       (21,521)       (22,223)
     Net gain on sale of securities available for sale .....................          (934)           (97)
     Net gain on sale of loans .............................................        (1,314)        (1,021)
     Net gain on sale of subsidiary ........................................       (12,000)            --
     Proceeds from sales of mortgage loans held for sale ...................     3,322,772      2,644,833
     Origination of mortgage loans held for sale ...........................    (3,505,987)    (2,586,521)
     Net decrease in other assets ..........................................        28,345         11,747
     Net (decrease) increase in other liabilities ..........................       (21,473)        18,876
     Other, net ............................................................        (2,094)        (3,226)
                                                                               -----------    -----------
       Total adjustments ...................................................      (187,933)        74,949
                                                                               -----------    -----------
           Net cash (used in) provided by operating activities .............      (152,323)       109,694
                                                                               -----------    -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale ........................       117,297         19,114
Proceeds from maturities/payments of securities available for sale .........         6,484          9,347
Purchases of securities available for sale .................................      (274,977)        (9,191)
Proceeds from sale of consumer loans .......................................        39,485         56,400
Proceeds from sale of commercial and residential real estate loans .........        61,533        103,383
Net decrease (increase) in loans made to customers .........................       107,368       (522,375)
Proceeds from sale of subsidiary and payments received on related borrowings       176,184             --
Proceeds from sale of mortgage servicing rights ............................        94,250         47,074
Additions to mortgage servicing rights .....................................       (46,754)       (26,734)
                                                                               -----------    -----------
           Net cash provided by (used in) investing activities .............       280,870       (322,982)
                                                                               -----------    -----------

Cash Flows From Financing Activities:
Net (decrease) increase in deposits ........................................       (30,544)        35,462
Net increase (decrease) in short-term borrowings ...........................       140,271        (55,090)
Net decrease in short-term FHLB advances ...................................      (140,000)      (128,000)
Proceeds from long-term FHLB advances ......................................       110,000        625,000
Payments on long-term FHLB advances ........................................      (171,295)      (267,097)
Payments on long-term debt .................................................       (34,000)            --
Net proceeds from issuance of common shares ................................         4,384          2,129
Repurchase of common shares ................................................        (9,328)        (5,821)
Dividends paid .............................................................       (12,628)       (11,544)
                                                                               -----------    -----------
           Net cash provided by (used in) financing activities .............      (143,140)       195,039
                                                                               -----------    -----------

Net decrease in cash and cash equivalents ..................................       (14,593)       (18,249)
Cash and cash equivalents at beginning of period ...........................        82,377         83,761
                                                                               -----------    -----------
Cash and cash equivalents at end of period .................................   $    67,784    $    65,512
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

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)                                            2001            2000
                                                          ----            ----
Cash paid during the period for:
     Interest ..................................        $157,548        $156,477
     Income taxes ..............................        $  6,819          14,959

Non-cash investing activities:
     Loan charge-offs ..........................        $  6,498        $  4,565

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
(Dollars in thousands, except per share data)                 2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ......................................    $    13,493   $    11,327   $    35,610   $    34,745

Denominator for basic earnings per share--
     weighted-average shares .........................     49,462,296    49,559,129    49,482,219    49,621,635

     Effect of dilutive securities:
        Employee stock options .......................        727,374       244,779       652,945       308,533
        Warrants .....................................         51,327        17,456        46,062        20,050
                                                          -----------   -----------   -----------   -----------
                Dilutive potential common shares .....        778,701       262,235       699,007       328,583
                                                          -----------   -----------   -----------   -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions..     50,240,997    49,821,364    50,181,226    49,950,218
                                                          ===========   ===========   ===========   ===========
Basic earnings per share .............................    $       .27   $       .23   $       .72   $       .70
                                                          ===========   ===========   ===========   ===========
     Diluted earnings  per share .....................    $       .27   $       .23   $       .71   $       .70
                                                          ===========   ===========   ===========   ===========

Note 5 - Comprehensive Income

The following table sets forth the computation of comprehensive income:

---------------------------------------------------------------------------------------------------
                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
(In thousands)                                            2001        2000       2001        2000
---------------------------------------------------------------------------------------------------
Net income ..........................................   $ 13,493    $ 11,327   $ 35,610    $ 34,745

Unrealized holding losses on securities, net of tax..   $   (342)   $    967   $   (597)   $    678
Reclassification adjustment for gains included
        in net income, net of tax ...................       (263)         --       (607)        (63)
                                                        --------    --------   --------    --------
Net unrealized losses on securities, net of tax .....       (605)        967     (1,204)        615
                                                        --------    --------   --------    --------
Comprehensive income ................................   $ 12,888    $ 12,294   $ 34,406    $ 35,360
                                                        ========    ========   ========    ========
---------------------------------------------------------------------------------------------------

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

The following table presents the financial results of each business segment for the three months ended September 30, 2001 and 2000.

---------------------------------------------------------------------------------------------------
                                     Commercial and
                                     Retail Banking       Mortgage Banking       Consolidated
---------------------------------------------------------------------------------------------------
                                   Three Months Ended,   Three Months Ended,   Three Months Ended,
                                   Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
(In thousands)                       2001       2000       2001       2000       2001       2000
---------------------------------------------------------------------------------------------------
Interest income .................   $70,221    $79,339    $ 9,334    $11,512    $79,555    $90,851
Interest expense ................    39,015     47,736      5,482      9,535     44,497     57,271
                                    -------    -------    -------    -------    -------    -------
Net interest income(1) ..........    31,206     31,603      3,852      1,977     35,058     33,580
Provision for loan losses .......     2,000      1,600         --         --      2,000      1,600
Noninterest income ..............     3,815      3,156      6,163     14,813      9,978     17,969
Noninterest expense .............    16,909     17,117      5,499     15,213     22,408     32,330
                                    -------    -------    -------    -------    -------    -------
   Income before taxes ..........   $16,112    $16,042    $ 4,516    $ 1,577    $20,628    $17,619
                                    =======    =======    =======    =======    =======    =======

Preferred stock dividend ........   $   681    $   681    $    --    $    --    $   681    $   681
Income taxes ....................   $ 4,873    $ 5,059    $ 1,581    $   552    $ 6,454    $ 5,611
Depreciation and amortization ...   $ 1,190    $ 1,185    $   406    $ 3,093    $ 1,596    $ 4,278
Capital expenditures ............   $   741    $ 2,012    $   145    $   256    $   886    $ 2,268
Identifiable assets (in millions)   $ 3,930    $ 4,026    $   515    $   526    $ 4,445    $ 4,552
Efficiency ratio ................     48.85%     49.24%     54.91%     90.61%     50.21%     62.72%

---------------------------------------------------------------------------------------------------

The following table presents the financial results of each business segment for the nine months ended September 30, 2001 and 2000.

--------------------------------------------------------------------------------------------------------
                                      Commercial and
                                      Retail Banking        Mortgage Banking          Consolidated
--------------------------------------------------------------------------------------------------------
                                     Nine Months Ended,     Nine Months Ended,      Nine Months Ended,
                                    Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(In thousands)                        2001       2000       2001(2)      2000       2001(2)      2000
--------------------------------------------------------------------------------------------------------
Interest income .................   $218,483    $223,801   $ 38,536    $ 34,464    $257,019    $258,265
Interest expense ................    125,164     129,945     25,163      27,451     150,327     157,396
                                    --------    --------   --------    --------    --------    --------
Net interest income(1) ..........     93,319      93,856     13,373       7,013     106,692     100,869
Provision for loan losses .......      6,300       4,800         --          --       6,300       4,800
Noninterest income ..............      9,249       8,965     40,239      50,313      49,488      59,278
Noninterest expense .............     46,011      49,536     41,420      51,150      87,431     100,686
                                    --------    --------   --------    --------    --------    --------
Income before taxes .............   $ 50,257    $ 48,485   $ 12,192    $  6,176    $ 62,449    $ 54,661
                                    ========    ========   ========    ========    ========    ========

Preferred stock dividend ........   $  2,042    $  2,042   $     --    $     --    $  2,042    $  2,042
Income taxes ....................   $ 15,980    $ 17,595   $  4,267    $  2,162    $ 20,247    $ 17,874
Depreciation and amortization ...   $  3,983    $  3,757   $  6,333    $  8,824    $ 10,316    $ 12,581
Capital expenditures ............   $  2,223    $  2,702   $    412    $  3,453    $  2,635    $  6,155
Identifiable assets (in millions)   $  3,930    $  4,026   $    515    $    526    $  4,445    $  4,552
Efficiency ratio ................      45.27%      48.22      77.26%      89.23%      56.32%      62.91%

--------------------------------------------------------------------------------------------------------

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

(2) Excludes impact of $12.0 million gain on sale of subsidiary recorded in the second quarter and the impact of $19.0 million charge related to the exit of the residential mortgage servicing business recorded in the first quarter.
--------------------------------------------------------------------------------

Note 8 - Accounting and Financial Reporting Developments

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

The Company implemented Statement 133, as amended, effective January 1, 2001. The cumulative effect of the adoption of Statement 133 was not material. For the quarter and nine months ended September 30, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of Statement 133 on net income was immaterial.

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

At September 30, 2001, the Company's goodwill balance was $1.3 million. As a result, the Company does not expect the adoption of these Statements to have a material impact on the financial position or results of operations.

Note 9 - Subsequent Event

In October 2001, Republic Capital Trust I, a Delaware business trust and newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time after December 31, 2006, subject to regulatory approval. The securities trade on the Nasdaq Stock Market under the symbol RBNCP. The Company used the net proceeds to repay short-term indebtedness outstanding with an unaffiliated bank and will use the remaining proceeds for general corporate purposes, for working capital and for repurchases of its common stock.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported record net income for the third quarter of 2001 of $13.5 million, an increase of 19% over the $11.3 million earned in 2000. Diluted earnings per share were $0.27 for the quarter, up 17% from $0.23 earned in 2000. Net income for the quarter generated annualized returns of 1.22% on average assets and 17.31% on average equity. These compare with annualized returns of 0.99% on average assets and 15.93% on average equity for the third quarter of 2000.

Net operating income for the nine months ended September 30, 2001 was $40.2 million, a 16% increase over the $34.7 million earned for the same period in 2000. Net operating income for the nine months ended September 30, 2001 excludes the $7.8 million after-tax gain on the sale of Market Street Mortgage Corporation recorded in the second quarter and the $12.35 million after-tax restructuring costs to exit the mortgage servicing business recorded in the first quarter. For the nine month period ended September 30, 2001, diluted net operating earnings per share were $0.80, an increase of 14% over the $0.70 earned in 2000. Annualized returns on average assets and shareholders' equity for the first nine months of 2001 were 1.16% and 17.72%, respectively.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $858 million in single-family residential mortgage loans in the third quarter of 2001, compared to $547 million closed in the same period last year. During the first nine months of 2001, mortgage loan closings were $2.75 billion, compared to $1.75 billion for the comparable period in 2000. For comparability, residential mortgage loan closings exclude Market Street Mortgage loan closings of $394 million for the third quarter of 2000, and $1,194 million and $1,192 million for the nine months ended September 30, 2001 and 2000, respectively. Mortgage loan closing volumes during the first nine months of 2001 increased primarily due to the declining interest rate environment which has resulted in a higher level of mortgage refinance activity. Refinancings for the third quarter of 2001 represented approximately 45% of total closings compared to 18% in the third quarter of 2000. During the first nine months of 2001, refinancings represented approximately 55% of total closings compared to 15% for the same period of 2000.

The following table summarizes the Company's income from mortgage banking activities:

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
(In thousands)                                          2001       2000       2001        2000
------------------------------------------------------------------------------------------------
Mortgage loan production revenue (1) ..............   $  6,013   $ 13,441   $ 40,520    $ 42,179
Net mortgage loan servicing revenue (expense) (2)..        153      1,372       (281)      5,916
Gain on sale of bulk servicing ....................         --         --         --       2,218
                                                      --------   --------   --------    --------
      Total mortgage banking revenue ..............   $  6,166   $ 14,813   $ 40,239    $ 50,313
                                                      ========   ========   ========    ========

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold, net of commissions paid to loan originators.

(2) Includes servicing fees, late fees and other ancillary charges, net of amortization.

For the three months ended September 30, 2001, mortgage banking revenue decreased $8.6 million, or 58%, to $6.2 million from $14.8 million a year earlier. For comparability, when excluding the impact of Market Street Mortgage Corporation, mortgage banking revenue for the third quarter of 2000 was $6.8 million. The slight decrease is primarily due to a reduction in the Company's gross income on loans sold. The ratio of mortgage production revenue (before commissions) to mortgage loans sold decreased from 2.40% for the third quarter of 2000 to 2.18% for the third quarter of 2001.

For the nine months ended September 30, 2001, mortgage banking revenue decreased $10.1 million, or 20%, compared to the same period a year ago. For comparability, when excluding the effects of Market Street Mortgage Corporation for the nine months ended September 30, 2000, mortgage banking revenue increased $540,000, which is the result of a $3.9 million increase in mortgage loan production revenue, offset by a $3.4 million decrease in mortgage loan servicing revenue and gains on sale of bulk servicing. The increase in mortgage loan production revenue reflects the increase in mortgage loan closing volumes discussed earlier.

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

For the quarter ended September 30, 2001, net mortgage loan servicing revenue was $153,000 compared to $1.4 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net mortgage loan servicing expense was $281,000 compared to net mortgage loan servicing revenue of $5.9 million in 2000. These decreases in revenue primarily reflect a reduction in the average mortgage loan servicing portfolio as loans serviced for others averaged $133 million for the third quarter of 2001 compared to $2.6 billion in 2000. The Company expects to sell all mortgage servicing rights concurrently with the sale of the underlying loans.


Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income
-------------------
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and nine months ended September 30, 2001 and 2000.

Net interest income, on a fully taxable equivalent (FTE) basis, was $36.0 million for the third quarter of 2001, an increase of $2.5 million, or 7%, over the third quarter of 2000. This increase was primarily the result of an increase in the net interest margin and the mix of the Company's interest-bearing liabilities. The net interest margin (FTE) was 3.36% for the quarter ended September 30, 2001, an increase of 29 basis points from 3.07% in 2000. The increase in the margin was due to the Company's cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets.

Net interest income for the quarter also increased due to interest expense declining more than interest income. Total interest expense for the quarter declined primarily due to the reduction in the average balances of the

Company's higher cost interest-bearing liabilities of time deposits and FHLB advances of $355 million compared to the third quarter of 2000. The decrease was partially offset by increases in the average balances of lower cost interest-bearing demand deposits, savings deposits and short-term borrowings of $175 million. The decrease in average interest-bearing liabilities was primarily due to the net decrease in average interest-earning assets compared to the third quarter of 2000 of $112 million.

For the nine months ended September 30, 2001, net interest income (FTE) was $108.6 million, an increase of $7.7 million, or 8%, over the first nine months of 2000. The net interest margin (FTE) for the nine months ended September 30, 2001, rose 12 basis points to 3.27% from 3.15% for the comparable period in 2000. The increase in the net interest margin was primarily due to the Company's cost of funds on interest bearing liabilities decreasing more than the decline in yield on earning assets during the first nine months of 2001.

Noninterest Expense
-------------------
For the quarter ended September 30, 2001, total noninterest expense decreased $9.9 million, or 31%, to $22.4 million compared to $32.3 million for the third quarter of 2000. For comparability, when excluding the expenses of Market Street Mortgage from the third quarter of 2000, total noninterest expense decreased $1.7 million or 7%. The decrease reflects a $649,000, or 5%, decrease in salaries and employee benefits expense and a decrease of $845,000, or 12%, in other noninterest expense. Excluding the expenses of Market Street Mortgage from the nine month periods ending September 30, 2001 and 2000, total noninterest expense decreased $1.9 million, or 3%, to $70.4 million from $72.3 million in 2000. This decrease is primarily the result of decreases in salaries and employee benefits expense and other noninterest expense. The decreases for the quarter and nine months ended September 30, 2001 reflect cost savings associated with the integration of D&N Bank and Republic Banc Mortgage into Republic Bank which took place in December 2000.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                             Three Months Ended                  Three Months Ended
                                                             September 30, 2001                  September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                    Average     Average                    Average
(Dollar amounts in thousands)                          Balance        Interest      Rate      Balance        Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ...........................   $       783    $         7     3.53%   $     3,805    $        59     6.15%
Mortgage loans held for sale .....................       371,944          6,656     7.16        406,368          8,551     8.35
Investment securities ............................       328,514          5,568     6.72        191,401          3,587     7.50
Portfolio loans(1):
   Commercial loans ..............................     1,294,169         26,406     7.98      1,063,068         24,799     9.26
   Real estate mortgage loans ....................     1,678,019         29,460     7.02      1,975,965         36,940     7.48
   Installment loans .............................       597,519         12,449     8.27        742,229         16,928     9.05
                                                     -----------    -----------   ------    -----------    -----------   ------
         Total loans, net of unearned income .....     3,569,707         68,315     7.58      3,781,262         78,667     8.29
                                                     -----------    -----------   ------    -----------    -----------   ------
     Total interest-earning assets ...............     4,270,948         80,546     7.48      4,382,836         90,864     8.26
Allowance for loan losses ........................       (28,846)                               (28,680)
Cash and due from banks ..........................        61,085                                 67,588
Other assets .....................................       104,533                                177,956
                                                     -----------                            -----------
     Total assets ................................   $ 4,407,720                            $ 4,599,700
                                                     ===========                            ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits .................   $   147,490            456     1.23    $   101,245            438     1.72
Savings deposits .................................       773,706          5,845     3.00        733,319          5,827     3.15
Time deposits ....................................     1,551,950         21,152     5.41      1,701,311         26,833     6.26
                                                     -----------    -----------   ------    -----------    -----------   ------
   Total interest-bearing deposits ...............     2,473,146         27,453     4.40      2,535,875         33,098     5.18
Short-term borrowings ............................       115,021          1,076     3.66         26,456            447     6.70
FHLB advances ....................................     1,185,631         15,727     5.19      1,421,401         22,867     6.38
Long-term debt ...................................        13,500            241     7.14         47,500            859     7.23
                                                     -----------    -----------   ------    -----------    -----------   ------
     Total interest-bearing liabilities ..........     3,787,298         44,497     4.64      4,031,232         57,271     5.64
                                                                    -----------   ------                   -----------   ------
Noninterest-bearing deposits .....................       232,274                                187,235
Other liabilities ................................        47,702                                 68,072
                                                     -----------                            -----------
     Total liabilities ...........................     4,067,274                              4,286,539
Preferred stock of subsidiary ....................        28,719                                 28,719
Shareholders' equity .............................       311,727                                284,442
                                                     -----------                            -----------
     Total liabilities and shareholders' equity...   $ 4,407,720                            $ 4,599,700
                                                     ===========                            ===========

Net interest income/rate spread (FTE) ............                  $    36,049     2.84%                  $    33,593     2.62%
                                                                    ===========   ======                   ===========   ======
Net interest margin (FTE) ........................                                  3.36%                                  3.07%
                                                                                  ======                                 ======


         Increase (decrease) due to change in:           Volume(2)         Rate(2)        Net Change
         --------------------------------------------------------------------------------------------
         Short-term investments ..................       $    (34)        $    (18)        $    (52)
         Mortgage loans held for sale ............           (707)          (1,188)          (1,895)
         Investment securities ...................          2,381             (400)           1,981
         Portfolio loans(1):
            Commercial loans .....................          5,142           (3,535)           1,607
            Real estate mortgage loans ...........         (5,313)          (2,167)          (7,480)
            Installment loans ....................         (3,106)          (1,373)          (4,479)
                                                         --------         --------         --------
              Total loans, net of unearned income.         (3,277)          (7,073)         (10,352)
                                                         --------         --------         --------
              Total interest income ..............         (1,637)          (8,681)         (10,318)

         Interest-bearing demand deposits ........            164             (146)              18
         Savings deposits ........................            305             (287)              18
         Time deposits ...........................         (2,231)          (3,450)          (5,681)
                                                         --------         --------         --------
           Total interest-bearing deposits .......         (1,762)          (3,883)          (5,645)
         Short-term borrowings ...................            908             (279)             629
         FHLB advances ...........................         (3,361)          (3,779)          (7,140)
         Long-term debt ..........................           (607)             (11)            (618)
                                                         --------         --------         --------
              Total interest expense .............         (4,822)          (7,952)         (12,774)
                                                         --------         --------         --------
              Net interest income ................       $  3,185         $   (729)        $  2,456
                                                         ========         ========         ========

(1) Non-accrual loans and overdrafts are included in average balances.

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                                Nine Months Ended                     Nine Months Ended
                                                                September 30, 2001                    September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average      Average                   Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ............................   $     2,720    $        94     4.63%   $     2,571    $       113     5.85%
Mortgage loans held for sale ......................       524,455         29,383     7.47        437,199         26,726     8.14
Investment securities .............................       262,917         14,119     7.18        198,959         10,903     7.31
Portfolio loans(1):
   Commercial loans ...............................     1,234,777         78,711     8.41        987,633         66,939     9.03
   Real estate mortgage loans .....................     1,776,498         95,828     7.19      1,900,158        104,376     7.32
   Installment loans ..............................       618,701         40,815     8.82        742,636         49,258     8.84
                                                      -----------    -----------   ------    -----------    -----------   ------
Total loans, net of unearned income ...............     3,629,976        215,354     7.88      3,630,427        220,573     8.10
                                                      -----------    -----------   ------    -----------    -----------   ------
     Total interest-earning assets ................     4,420,068        258,950     7.79      4,269,156        258,315     8.06
Allowance for loan losses .........................       (28,961)                               (28,188)
Cash and due from banks ...........................        66,639                                 63,260
Other assets ......................................       141,889                                160,492
                                                      -----------                            -----------
     Total assets .................................   $ 4,599,635                            $ 4,464,720
                                                      ===========                            ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits ..................   $   146,938          1,        1.52    $   107,295          1,310     1.63
Savings deposits ..................................       696,523         18,076     3.47        722,131         16,646     3.07
Time deposits .....................................     1,634,397         71,521     5.85      1,621,151         72,100     5.92
                                                      -----------    -----------   ------    -----------    -----------   ------
   Total interest-bearing deposits ................     2,477,858         91,263     4.03      2,450,577         90,056     4.90
Short-term borrowings .............................        77,092          2,535     4.34         61,188          2,848     6.20
FHLB advances .....................................     1,349,438         55,320     5.41      1,339,872         61,916     6.16
Long-term debt ....................................        22,333          1,209     7.22         47,500          2,576     7.23
                                                      -----------    -----------   ------    -----------    -----------   ------
     Total interest-bearing liabilities ...........     3,926,721        150,327     5.09      3,899,137        157,396     5.38
                                                                     -----------   ------                   -----------   ------
Noninterest-bearing deposits ......................       269,676                                190,769
Other liabilities .................................        72,362                                 69,273
                                                      -----------                            -----------
     Total liabilities ............................     4,268,759                              4,159,179
Preferred stock of subsidiary .....................        28,719                                 28,719
Shareholders' equity ..............................       302,157                                276,822
                                                      -----------                            -----------
     Total liabilities and shareholders' equity ...   $ 4,599,635                            $ 4,464,720
                                                      ===========                            ===========

Net interest income/Rate spread (FTE) .............                  $   108,623     2.70%                  $   100,919     2.68%
                                                                     ===========   ======                   ===========   ======
Net interest margin ...............................                                  3.27%                                  3.15%
                                                                                   ======                                 ======


         Increase (decrease) due to change in:               Volume(2)         Rate(2)        Net Change
         -----------------------------------------------------------------------------------------------
         Short-term investments .....................        $      7         $    (26)        $    (19)
         Mortgage loans held for sale ...............           4,992           (2,335)           2,657
         Investment securities ......................           3,415             (199)           3,216
         Portfolio loans(1):
            Commercial loans ........................          16,445           (4,673)          11,772
            Real estate mortgage loans ..............          (6,715)          (1,833)          (8,548)
            Installment loans .......................          (8,330)            (113)          (8,443)
                                                             --------         --------         --------
              Total loans, net of unearned income ...           1,400           (6,619)          (5,219)
                                                             --------         --------         --------
              Total interest income .................           9,814           (9,179)             635

         Interest-bearing demand deposits ...........             451              (95)             356
         Savings deposits ...........................            (621)           2,051            1,430
         Time deposits ..............................             459           (1,038)            (579)
                                                             --------         --------         --------
           Total interest-bearing deposits ..........             289              918            1,207
         Short-term borrowings ......................             648             (961)            (313)
         FHLB advances ..............................             827           (7,423)          (6,596)
         Long-term debt .............................          (1,627)             260           (1,367)
                                                             --------         --------         --------
              Total interest expense ................             137           (7,206)          (7,069)
                                                             --------         --------         --------
              Net interest income ...................        $  9,677         $ (1,973)        $  7,704
                                                             ========         ========         ========

(1) Non-accrual loans and overdrafts are included in average balances.

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At September 30, 2001, the Company had $4.44 billion in total assets, a decrease of $165.9 million, or 4%, from $4.61 billion at December 31, 2000. The decrease is primarily the result of the sale of Market Street Mortgage Corporation and its related assets and a decrease in the Company's portfolio of residential real estate mortgage and installment loans.

Securities
----------
Investment securities available for sale increased $168.0 million, to $379.9 million, representing 8.5% of total assets at September 30, 2001. At December 31, 2000, the investment securities portfolio totaled $211.9 million, or 4.6% of total assets. During the first nine months of 2001, the Company sold $116.4 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $963,000 and $29,000, respectively.

The Company's investment securities portfolio, while serving as a secondary source of earnings, carries relatively minimal principal risk and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. The Company's equity securities portfolio consists primarily of NetBank, Inc. common stock.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at September 30, 2001:

                                                               Securities Available for Sale
                                                       -------------------------------------------
                                                                    Gross      Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Fair
(In thousands)                                            Cost      Gains      Losses      Value
--------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury and Government agency securities ...   $  9,603   $     70   $    123   $  9,550
   Collateralized mortgage obligations ..............     75,277        154        452     74,979
   Interest-only certificates .......................         64         --         --         64
   Mortgage-backed securities .......................      2,055         49         --      2,104
   Municipal and other securities ...................    198,369      2,269        696    199,942
                                                        --------   --------   --------   --------
     Total debt securities ..........................    285,368      2,542      1,271    286,639
Equity securities ...................................     17,619         --      3,446     14,173
Investment in FHLB ..................................     79,055         --         --     79,055
                                                        --------   --------   --------   --------
   Total securities available for sale ..............   $382,042   $  2,542   $  4,717   $379,867
                                                        ========   ========   ========   ========

Certain securities having a carrying value of approximately $10.0 million and $58.7 million at September 30, 2001 and December 31, 2000, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $350.7 million at September 30, 2001 compared to $385.2 million at December 31, 2000. Excluding Market Street Mortgage's mortgage loans held for sale balance of $176.1 million at December 31, 2000, the mortgage loans held for sale balance increased $141.6 million since year-end. This increase was caused by an increase in residential mortgage loan closings during the third quarter of 2001 over the fourth quarter of 2000 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
---------------
Total portfolio loans were $3.57 billion at September 30, 2001, a decrease of $206.4 million, or 5%, from $3.77 billion at December 31, 2000. This decrease was due to decreases in the residential real estate mortgage and consumer indirect loan portfolios which were partially offset by an increase in the commercial loan balance.

The commercial portfolio loan balance increased $188.4 million during the first nine months of 2001, for an annualized growth rate of 22%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the third quarter of 2001 and 2000, the Company closed $8.4 million and $6.2 million, respectively, in Small Business Administration (SBA) loans. For the first nine months of 2001 and 2000, SBA loan closings were $22.9 million and $25.2 million, respectively. The Company sold $9.2 million and $10.3 million of the guaranteed portion of SBA loans in the first nine months of 2001 and 2000, respectively, resulting in gains of $424,000 and $403,000, respectively.

The residential mortgage portfolio loan balance decreased $316.1 million, or 16%, since year-end 2000 to $1.65 billion at September 30, 2001. The decrease in residential mortgage loans was due to a significant increase of loans being refinanced from the residential mortgage loan portfolio. The Company refinanced a significant portion of these mortgage portfolio loans, which are subsequently reflected as loans held for sale.

The installment loan portfolio decreased $78.6 million at September 30, 2001 compared to December 31, 2000, primarily to due to loan sales and runoff from the indirect consumer loan portfolio. During the first nine months of 2001, the Company sold $39 million of indirect marine and RV loans. There was no material gain on the sale. The direct consumer loan portfolio increased $31.0 million, or 7% at September 30, 2001 compared to year-end 2000.

The following table provides further information regarding the Company's loan portfolio:

                                       September 30, 2001    December 31, 2000
                                       ------------------   -------------------
(Dollars in thousands)                   Amount   Percent     Amount    Percent
-------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial ......... $   69,431     1.9%  $   79,544     2.1%
   Commercial real estate mortgage ...  1,251,237    35.1    1,052,748    27.9
                                       ----------   -----   ----------   -----
        Total commercial loans .......  1,320,668    37.0    1,132,292    30.0
Residential real estate mortgages ....  1,648,277    46.2    1,964,394    52.1
Installment loans:
     Consumer direct .................    490,399    13.8      459,359    12.2
     Consumer indirect ...............    105,968     3.0      215,631     5.7
                                       ----------   -----   ----------   -----
         Total installment loans .....    596,367    16.8      674,990    17.9
                                       ----------   -----   ----------   -----
       Total portfolio loans ......... $3,565,312   100.0%  $3,771,676   100.0%
                                       ==========   =====   ==========   =====

Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage loans, commercial real estate construction loans, residential real estate mortgage loans, residential real estate construction loans, and home equity loans). As of September 30, 2001, such loans comprised approximately 93% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                            September 30,  December 31,
(Dollars in thousands)                                           2001         2000
-------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ...........................................     $ 6,842      $ 5,499
     Residential real estate mortgages ....................      18,920       13,429
     Installment ..........................................       3,092        2,167
                                                                -------      -------
       Total non-performing loans .........................      28,854       21,095
   Other real estate owned ................................       3,847        4,906
                                                                -------      -------
       Total non-performing assets ........................     $32,701      $26,001
                                                                =======      =======

Non-performing assets as a percentage of:
     Portfolio loans and OREO .............................         .92%         .69%
     Portfolio loans, mortgage loans held for
           sale and OREO ..................................         .83%         .62%
     Total assets .........................................         .74%         .56%

Loans past due 90 days or more and still accruing interest:
   Commercial .............................................     $    16      $   209
   Residential real estate ................................          --           --
   Installment ............................................          --           --
                                                                -------      -------
       Total loans past due 90 days or more ...............     $    16      $   209
                                                                =======      =======

At September 30, 2001, approximately $41.2 million, or 1.16% of total portfolio loans were 30-89 days delinquent, compared to $45.2 million, or 1.20%, at December 31, 2000.

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

Gross loan charge-offs increased $1.9 million to $6.5 million for the nine months ended September 30, 2001 compared to $4.6 million for the same period of 2000. The increase is primarily related to charge-offs of certain commercial loans during the first nine months of 2001. The Company recorded provision for loan losses of $6.3 million for the nine months ended September 30, 2001 compared to $4.8 million for 2000 as a result the increase in charge-offs.

The following table provides an analysis of the allowance for loan losses:

                                                                          Nine Months Ended
                                                                            September 30,
(Dollars in thousands)                                                   2001           2000
-----------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 .............................................     $ 28,450       $ 27,128
   Loans charged off .............................................       (6,498)        (4,565)
   Recoveries of loans previously charged off ....................          738          1,016
                                                                       --------       --------
     Net charge-offs .............................................       (5,760)        (3,549)
   Provision charged to expense ..................................        6,300          4,800
                                                                       --------       --------
Balance at September 30 ..........................................     $ 28,990       $ 28,379
                                                                       ========       ========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) .............................          .18%           .12%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end ...................................          .81            .76
Allowance for loan losses as a percentage of non-performing
     loans .......................................................       100.47         125.77

Off-Balance Sheet Instruments
-----------------------------
At September 30, 2001, the Company had outstanding $336 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At September 30, 2001, the Company had outstanding mandatory forward commitments to sell $631 million of residential mortgage loans, of which $351 million covered mortgage loans held for sale and $280 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 2001 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the nine months ended September 30, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of FAS 133 on net income was immaterial.

LIABILITIES
-----------
Total liabilities were $4.10 billion at September 30, 2001, a $183 million, or 4% decrease from $4.29 billion at December 31, 2000. This decrease was primarily due to decreases in FHLB advances (used to fund mortgage loans held for sale) and accrued expenses and other liabilities related to Market Street Mortgage.

Deposits
--------
Total deposits decreased $30.5 million, or 1%, to $2.70 billion at September 30, 2001 from $2.73 billion at December 31, 2000. Noninterest bearing deposits were down $19 million and certificates of deposit were down $215 million at September 30, 2001 while savings and money market accounts increased $210 million from year-end.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 2001 and the year ended December 31, 2000, were as follows:

                                                September 30, 2001                 December 31, 2000
                                       ----------------------------------  ----------------------------------
                                                               Average                              Average
                                        Ending       Average  Rate During   Ending       Average  Rate During
(Dollars in thousands)                  Balance      Balance    Period      Balance      Balance    Period
-------------------------------------------------------------------------------------------------------------
Federal funds purchased ..........     $131,000     $ 69,639     4.22%     $     --     $ 53,687     6.44%
Other short-term borrowings ......       11,000        7,453     5.41         1,729        1,360     5.59
                                       --------     --------     ----      --------     --------     ----
   Total short-term borrowings ...     $142,000     $ 77,092     4.34%     $  1,729     $ 55,047     6.42%
                                       ========     ========     ====      ========     ========     ====

At September 30, 2001, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes and amounts owed by the parent company under a revolving credit agreement. At December 31, 2000, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at September 30, 2001 and December 31, 2000, were as follows:

                                     September 30, 2001          December 31, 2000
                                   ----------------------     -----------------------
                                                Average                     Average
                                     Ending     Rate At        Ending       Rate At
(Dollars in thousands)               Balance   Period-End      Balance     Period-End
-------------------------------------------------------------------------------------
Short-term  FHLB advances ...      $  415,000      4.12%      $  555,000      6.08%
Long-term FHLB advances .....         767,218      5.65          828,513      5.82
                                   ----------      ----       ----------      ----
     Total ..................      $1,182,218      5.11%      $1,383,513      5.92%
                                   ==========      ====       ==========      ====

The long-term FHLB advances have original maturities ranging from October 2001 to October 2017.

Long-Term Debt
Obligations with original maturities of more than one year consisted of the following:

                                                   September 30,   December 31,
(Dollars in thousands)                                 2001            2000
-------------------------------------------------------------------------------
7.17% Senior Debentures due 2001 .............        $    --        $25,000
6.75% Senior Debentures due 2001 .............             --          9,000
6.95% Senior Debentures due 2003 .............         13,500         13,500
                                                      -------        -------
       Total long-term debt ..................        $13,500        $47,500
                                                      =======        =======

The Company paid-off the 7.17% Senior Debentures and the 6.75% Senior Debentures on April 1, 2001 and January 15, 2001, respectively, in accordance with the terms of the debenture agreements.

CAPITAL
-------
Shareholders' equity was $312.1 million at September 30, 2001, a $17.2 million, or 6%, increase from $294.9 million at December 31, 2000. This increase primarily resulted from the retention of $13.7 million in earnings after the payment of dividends and the repurchase of 703,000 shares of common stock during the first nine months of 2001.

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

As of September 30, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                     September 30,  December 31,
                                                          2001         2000
                                                     -------------  ------------
Total capital to risk-weighted assets (1)...........     11.40%        10.38%
Tier 1 capital to risk-weighted assets (1)..........     10.49          9.50
Tier 1 capital to average assets (1)................      7.54          6.82

(1)  As defined by the regulations.

As of September 30, 2001, the Company's total risk-based capital was $360.7 million and Tier 1 risk-based capital was $331.7 million, an excess of $44.4 million and $141.9 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.


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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2001, the Company's cumulative one-year gap was a positive 8.15% of total earning assets.

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

As of September 30, 2001, the earnings simulation model projects net interest income would decrease by 0.38% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would decrease by 0.39%. These projected levels are well within the Company's policy limits. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.  Changes in Securities
         On August 17, 2001, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on October 8, 2001 to shareholders of record September 7, 2001.

         On October 18, 2001, the Board of Directors declared a 10% stock dividend on common stock to shareholders of record on November 9, 2001 and payable December 3, 2001.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
               None

         (b) Reports on Form 8-K
               There were no reports on Form 8-K filed during the third quarter of 2001.

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




                                    REPUBLIC BANCORP INC.
                                    ---------------------
                                    (Registrant)


Date:  November 14, 2001            BY:   /s/ Thomas F. Menacher
                                       -----------------------------------------
                                        Thomas F. Menacher
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)