Form 10-K405
period 2001-12-31
REPUBLIC BANCORP INC
filed 2002-03-22
CIK 813808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K


   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

       Registrant's telephone number, including area code: (989) 725-7337

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $5.00 Par Value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on March 15, 2002 of $13.940, was $737.1 million.

   Number of shares of Registrant's common stock outstanding as of March 6, 2002: 52,879,714.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

================================================================================

                           FORM 10-K TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I

     Item   1 - Business....................................................................................      2
                    General Description.....................................................................      2
                    Business Segments.......................................................................      3
                    Competition.............................................................................      4
                    Employees...............................................................................      4
                    Principal Sources of Revenue............................................................      4
                    Monetary Policy and Economic Controls...................................................      5
                    Supervision and Regulation..............................................................      5
                    Forward-Looking Statements..............................................................      9
                    Executive Officers of the Registrant....................................................     10

     Item   2 - Properties..................................................................................     10

     Item   3 - Legal Proceedings...........................................................................     10

     Item   4 - Submission of Matters to a Vote of Security Holders.........................................     10


Part II

     Item   5 - Market for Registrant's Common Stock and Related Stockholder Matters........................     10

     Item   6 - Selected Financial Data.....................................................................     11

     Item   7 - Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................     12

     Item   7A- Quantitative and Qualitative Disclosures about Market Risk..................................     32

     Item   8 - Financial Statements and Supplementary Data.................................................     33

     Item   9 - Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................     62

Part III

     Item 10 -  Directors and Executive Officers of the Registrant..........................................     63

     Item 11 -  Executive Compensation......................................................................     63

     Item 12 -  Security Ownership of Certain Beneficial Owners and Management..............................     63

     Item 13 -  Certain Relationships and Related Transactions..............................................     63

Part IV

     Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    64

     Signatures ............................................................................................    69

                                     PART I

ITEM 1.  BUSINESS

General Description

     Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Currently, the Company has 97 banking and mortgage banking offices in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

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

     On December 31, 2000, the assets and liabilities of Republic Banc Mortgage Corporation, a wholly-owned mortgage banking subsidiary of Republic Bank, were assigned to and assumed by Republic Bank to create additional cross-sell opportunities for products and improve operating efficiencies.

     On June 29, 2001, the Company sold Market Street Mortgage Corporation ("Market Street"), which was an 80% majority-owned mortgage banking subsidiary with headquarters in Clearwater, Florida.

     Through its wholly-owned banking subsidiary, Republic Bank, a Michigan state-chartered banking corporation, the Company provides commercial, retail and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service commercial bank and operates 97 offices and 116 ATMs in 7 market areas in Michigan, in the greater Cleveland, Ohio area, as well as Indianapolis, Indiana. At December 31, 2001, Republic Bank had $4.7 billion in assets and $2.8 billion in deposits.

       Republic Bank has a wholly-owned subsidiary, D&N Capital Corporation ("D&N Capital"), that was created for the purpose of acquiring and holding real estate assets and is a real estate investment trust ("REIT"). In 1997, D&N Capital issued 9.0% noncumulative preferred stock, Series A, $25 par value, which is traded on The Nasdaq Stock Market(R) under the symbol DNFCP. The preferred stock is treated as Tier-1 capital by the Company.

     Republic Bank also has a wholly-owned subsidiary, Quincy Investment Services, Inc., a licensed insurance agency that could provide investment and insurance services and CAS Properties, Inc., formed to manage certain non-performing assets. Both Quincy Investment Services, Inc. and CAS Properties, Inc. are inactive.

     In October 2001, the Company formed Republic Capital Trust I, a Delaware business trust, for the purpose of issuing $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The preferred securities are treated as Tier 1 Capital by the Company and trade on The Nasdaq Stock Market(R) under the symbol RBNCP.

     At December 31, 2001, Republic Bancorp Inc. had consolidated total assets of $4.7 billion, total deposits of $2.8 billion and shareholders' equity of $304.9 million. For the year ended December 31, 2001, the Company reported net income of $47.9 million compared to $45.7 million for 2000. Net income for the year ended December 31, 2001 included an after-tax $7.8 million gain on the sale of Market Street and after-tax restructuring costs to exit the mortgage servicing business of $12.4 million. Net income for the year ended December 31, 2000 included an after-tax merger integration and restructuring credit of $2.6 million recorded upon the completion of the integration and restructuring plan related to the merger with D&N Financial. Residential mortgage loan closings, excluding Market Street Mortgage for comparable purposes, totaled $4.1 billion in 2001, compared to $2.3 billion in 2000. Commercial loan closings totaled $490 million in 2001 versus $531 million in 2000. Small Business Administration (SBA) loan closings totaled $34 million in 2001, compared to $32 million in 2000. At December 31, 2001, the Company's mortgage loan servicing portfolio was $189 million, compared to $2.2 billion at December 31, 2000.

Business Segments

     The Company engages in three lines of business--Commercial Banking, Retail Banking and Mortgage Banking. See Note 21 to the Consolidated Financial Statements.

Commercial Banking
------------------

     Commercial banking is conducted at 84 branches of Republic Bank in Michigan, Ohio and Indiana by providing traditional commercial banking products and services to small- and medium-size businesses. Products and services offered include commercial and small business loans, other types of installment loans and commercial products and deposit services. Lending activity at Republic Bank is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed and variable rate commercial real estate mortgage loans and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans and United States Department of Agriculture (USDA) loans. Commercial and industrial loans are made to a lesser extent and are typically secured by the customer's assets at a 75% or less loan-to-value ratio and by personal guarantees.

Retail Banking
--------------

     Retail banking is conducted at 83 branches of Republic Bank in Michigan and Ohio by providing traditional retail banking products and services to consumers. Products and services offered include home equity loans and lines of credit, other types of installment loans, and demand, savings and time deposit accounts. The marketing effort of Republic Bank targets a particular segment of the consumer population that is interested in receiving personalized banking service. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2001, retail deposits comprised 83% of total deposits.

Mortgage Banking
----------------

     Mortgage banking activities encompass two areas: mortgage loan production and mortgage loan servicing for others. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Bank, and, prior to its sale in June 2001, Market Street Mortgage. All mortgage loan originations are funded by Republic Bank.

     The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks as well as operating costs within Republic Bank's footprint of Michigan, Ohio and Indiana. To help accomplish this objective, the Company sold its mortgage banking subsidiary, Market Street Mortgage Corporation, in June 2001. Another strategy of the Company is to capitalize on the opportunity to cross-sell products using a shared customer base between the mortgage and retail banking business lines.

Mortgage Loan Production

     Retail residential mortgage loans are originated by the Company's own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Ohio and Indiana and a loan production office located in Massachusetts. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting department for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

     The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Loans guaranteed by the Department of Veterans Affairs (VA) and insured through the Federal Housing Administration
(FHA) are originated in compliance with their underwriting guidelines permitting conversion of such loans into mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

     The Company's residential mortgage origination business during 2001 was funded primarily with Republic Bank's retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are generally sold within a period of 30 to 60 days after closing. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

     Consistent with the Company's strategy of managing interest rate risk, substantially all long-term fixed rate mortgages originated are typically securitized and sold, or sold directly to secondary market investors. During 2001, the majority of variable rate mortgages were retained in the loan portfolio of Republic Bank. Portfolio loans may be securitized at a later date and either sold or held as securities available for sale.

Mortgage Loan Servicing for Others

     The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors and supervision of foreclosures and property dispositions in the event of unremedied defaults. In 2001, in conjunction with the sale of Market Street, the Company sold its $1.8 billion mortgage servicing portfolio of loans serviced for others and exited the servicing business.


Competition

     Commercial, retail and mortgage banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995 and March 11, 2000, respectively) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased. (See Interstate Banking and Branching and Gramm-Leach-Bliley on page 6.)

     In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company's mortgage banking business line also faces significant competition from numerous bank and non-bank companies in the area of mortgage lending. Other financial institutions may have greater resources to use in making acquisitions and higher lending limits than those of Republic Bank or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which Republic Bank currently does not offer.

     The principal factors of competition in the markets for deposits and loans are price (interest rates paid and/or fees charged) and customer service. Republic Bank competes for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations, and personalized customer service. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers, and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.


Employees

     As of December 31, 2001, the Company and its subsidiaries had 1,299 full-time equivalent employees.

Principal Sources of Revenue

     The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $316.3 million in 2001, a decrease of 5% from $333.7 million in 2000 and up 18% from $268.6 million in 1999. In 2001, interest and fees on loans accounted for 78% of total revenues, compared to 80% and 68% of total revenues in 2000 and 1999, respectively. Mortgage banking revenue includes mortgage loan production revenue and net mortgage servicing revenue. Mortgage banking revenue, the largest component of noninterest income, totaled $46.7 million in 2001, a decrease of 21% from $59.2 million in 2000 and down 46% from $86.5 million in 1999. Mortgage loan banking revenue represented 12% of total revenues in 2001, compared to 14% in 2000, and 22% in 1999.

Monetary Policy and Economic Controls

     The earnings of Republic Bank, and, therefore, the earnings of the Company, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

     The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. The continued weakness of the U.S. economy in 2001 contributed to the decision of the Federal Reserve Board to dramatically decrease short-term interest rates. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

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

     The Company is a legal entity separate and distinct from its bank subsidiary. Most of the Company's revenues result from interest earned on deposits maintained at Republic Bank and from dividends paid to it by Republic Bank. There are statutory and regulatory requirements applicable to the payment of dividends by Republic Bank to the Company as well as by the Company to its shareholders.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its subsidiaries and to commit resources to support it. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

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

Dividends
---------

     Michigan law places specific limits on the source and amount of dividends which may be paid by Republic Bank. The payment of dividends by the Company and Republic Bank are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

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

     These regulations and restrictions may limit the Company's ability to obtain funds from its subsidiary for its cash needs, including funds for acquisitions, payment of dividends, and interest and the payment of operating expenses.

Gramm-Leach-Bliley
------------------

     Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of their nonpublic personal information and generally enables financial institution customers to "opt-out" of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to noncustomers for use of its ATMs must disclose the fee on a sign placed on the ATM and before the transaction is made as part of the on-screen display or by paper notice issued by the machine. The Company currently does not intend to apply for financial bank holding company status.

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

     Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the Company and Republic Bank are considered to be well capitalized as of December 31, 2001.

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

     FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Republic Bank is well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments
--------------------------

     Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund ("BIF"). Republic Bank is also subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank, and those deposits held by D&N Bank prior to the December 1, 2000 merger of D&N Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). The assessment rate applicable to the Company's bank subsidiary depends in part upon the risk assessment classification assigned to Republic Bank by the FDIC and in part on the BIF and SAIF assessment schedules adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF and SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

     The FDIC has stated that the possibility exists for higher BIF deposit insurance assessments for the second half of 2002. The impact of higher deposit insurance assessments to the Company cannot be determined at this time.

     Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, Republic Bank is required to pay, in addition to the BIF and SAIF deposit insurance assessments, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment bases for the BIF and SAIF. The current FICO annual assessment rate for BIF and SAIF is 1.84 cents per $100 of deposits.

Mortgage Banking Activities
---------------------------

     The Company's banking subsidiary, Republic Bank, is engaged in the business of originating, selling and servicing mortgage loans secured by residential real estate. In the origination of mortgage loans, Republic Bank is subject to state usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

     As sellers and servicers of mortgage loans, the Company's banking subsidiary is a participant in the secondary mortgage market with some or all of the following: private institutional investors, Fannie Mae, GNMA, Freddie Mac, VA and FHA. In their dealings with these agencies, Republic Bank is subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans that they originate are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to Fannie Mae, Freddie Mac, GNMA, VA and FHA, Republic Bank represents and warrants that all such mortgage loans sold by them conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Bank) to repurchase the non-conforming mortgage loans. Additionally, Fannie Mae, Freddie Mac, GNMA, VA and FHA may require Republic Bank to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of Fannie Mae and Freddie Mac.

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

Community Reinvestment Act
--------------------------

     Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a financial institution is required to help meet the credit needs of its entire community, including low-income and moderate-income areas. Republic Bank's CRA rating is determined by evaluation of its lending, service and investment performance. The Federal banking agencies may take CRA compliance into account in an agency's review of applications for mergers, acquisitions, and to establish branches or facilities.


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

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

                o significantly increased competition among depository and other financial institutions;

                o inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

                o general economic conditions, either nationally or in our market areas, that are worse than expected;

                o   adverse changes in the securities markets;

                o legislative or regulatory changes that adversely affect our business;

                o the ability to enter new markets successfully and capitalize on growth opportunities;

                o effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

                o timely development of and acceptance of new products and services;

                o   changes in consumer spending, borrowing and savings habits;

                o effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

                o   changes in our organization, compensation and benefit plans;

                o costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

                o   our success in managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (4) of the Company as of December 31, 2001. All of these officers are elected annually by the Board of Directors. Each of the executive officers has served as an officer of the Company for more than five years. There are no family relationships among any of the executive officers.

Name                                 Age                  Position
----                                 ---                  --------

Jerry D. Campbell..................  61     Chairman of the Board (Since 1985)

Dana M. Cluckey, CPA...............  41     President and Chief Executive
                                              Officer (Since 1986)

Barry J. Eckhold...................  55     Senior Vice President and Chief
                                              Credit Officer (Since 1990)

Thomas F. Menacher, CPA............  45     Executive Vice President, Treasurer,
                                              Chief Financial Officer and
                                              Corporate Secretary (Since 1992)

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 2001, the Company had 97 commercial, retail, and mortgage banking offices in Michigan, Ohio and Indiana, of which 39 were owned and 58 were leased. Additionally, the Company has a loan production office in Massachusetts, which is leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 8 to the Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is set forth in Note 19 to the Consolidated Financial Statements included under Item 8 of this document and is expressly incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

--------------------------------------------------------------------------------
                                                             Common Stock
                                         Dividends          Price Range (1)
                                          Declared          ---------------
                                        Per Share (1)     High           Low
--------------------------------------------------------------------------------

2001
     Fourth quarter..................     $  0.085       $14.050       $12.127
     Third quarter...................        0.077        14.518        11.809
     Second quarter..................        0.077        12.773        10.739
     First quarter...................        0.078        11.648         9.773
                                          --------

         Year........................     $  0.317       $14.518       $ 9.773
                                          ========
2000
     Fourth quarter..................     $  0.077       $10.455       $ 7.017
     Third quarter...................        0.070         8.058         6.715
     Second quarter..................        0.070         8.833         6.250
     First quarter...................        0.071         9.814         6.457
                                          --------

         Year........................     $  0.288       $10.455       $ 6.250
                                          ========

--------------------------------------------------------------------------------
(1) Dividends and market price data have been restated to reflect the issuance of stock dividends.

     The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol RBNC. There were approximately 20,000 shareholders of record of the Company's common stock as of March 6, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31                                    2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Earnings Summary (in thousands)
Interest income                                       $333,376    $ 348,328     $299,662     $285,979    $ 244,545
Interest expense                                       189,767      213,680      171,396      173,649      148,666
Net interest income                                    143,609      134,648      128,266      112,330       95,879
Provision for loan losses                                8,700        6,500       11,650(2)     6,500        4,381
Mortgage banking revenue                                46,681       59,159       86,469       85,258       67,632
Other noninterest income                                24,703(2)    11,679        6,214(2)    13,290       15,067
Noninterest expense                                    132,213(2)   127,641(2)   180,920(2)   142,076      122,229
Income before preferred stock dividends                 51,565       48,400       17,634       41,675       34,332
Net income                                              47,910       45,677       14,911       38,952       33,114
-------------------------------------------------------------------------------------------------------------------

Per Common Share(1)
Basic earnings                                       $     .88    $     .84     $    .27     $    .73    $     .62
Diluted earnings                                           .87          .83          .27          .71          .61
Operating diluted earnings                                 .95(3)       .83          .81(3)       .71          .61
Cash dividends declared                                    .32          .29          .27          .24          .22
Book value (year-end)                                     5.74         5.42         4.86         4.91         4.83
Closing price of common stock (year-end)                 13.85         9.83        10.03        10.24        12.85
Dividend payout ratio (operating)                           34%          35%          33%          33%          37%
-------------------------------------------------------------------------------------------------------------------

Operating Data (in millions)
Loan closings:
   Residential mortgage loans                        $   5,340    $   3,852     $  5,200     $  6,614    $   4,225
   Commercial loans                                        490          531          462          410          267
   SBA loans                                                34           32           44           39           28
   Direct consumer loans                                   438          359          291          109          152
   Indirect consumer loans                                   -           65          191          206          172
Mortgage loan servicing portfolio (year-end)               189        2,229        3,089        3,517        3,632
-------------------------------------------------------------------------------------------------------------------

Year-End Balances (in millions)
Total assets                                         $   4,741    $   4,611     $  4,302     $  4,214    $   3,688
Total earning assets                                     4,573        4,375        4,052        3,999        3,530
Mortgage loans held for sale                               748          385          459          770          519
Total portfolio loans                                    3,458        3,772        3,373        2,544        2,402
Total deposits                                           2,753        2,729        2,613        2,643        2,220
Total short-term borrowings and FHLB advances            1,477        1,385        1,229        1,084        1,038
Long-term debt                                              14           48           48           52           54
Shareholders' equity                                       305          295          266          266          229
-------------------------------------------------------------------------------------------------------------------

Ratios
Return on average assets                                  1.14%(3)     1.02%        1.10%(3)     1.00%        1.02%
Return on average equity                                 17.25(3)     16.28        17.07 (3)    15.73        15.37
Net interest margin (4)                                   3.31         3.14         3.29         3.05         3.11
Net loan charge-offs to average total loans (5)            .19          .13          .17          .09          .09
Allowance for loan losses as a percentage
   of year-end portfolio loans                             .84          .75          .80          .84          .74
Non-performing assets as a percentage
   of year-end total assets                                .66          .56          .52          .61          .48
Operating efficiency ratio                               56.17        64.10        65.44        68.19        70.21
Net interest income to operating expenses               126.85       105.49        70.90        74.13        83.04
Average shareholders' equity to average assets            6.63         6.26         6.46         6.37         6.64
Tier 1 risk-based capital                                11.43         9.50         9.67         9.80        10.35
Total risk-based capital                                 12.31        10.38        10.60        10.55        11.12
Tier 1 leverage                                           8.34         6.82         6.59         6.54         6.56
-------------------------------------------------------------------------------------------------------------------

(1) All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.

(2) Amounts for 2001 include a pre-tax gain of $12.0 million on the sale of Market Street Mortgage Corporation and pre-tax restructuring costs of $19.0 million to exit the mortgage servicing business. Amounts for 2000 include a pre-tax credit of $4 million associated with the completion of the D&N Financial merger integration and restructuring plan. Amounts for 1999 include a pre-tax charge of $31.5 million of merger integration and restructuring charges related to the merger with D&N Financial, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million pre-tax provision for loan losses.

(3) Amounts for 2001 exclude the after-tax gain of $7.8 million on the sale of Market Street Mortgage Corporation and the after-tax restructuring costs of $12.35 million to exit the mortgage servicing business. Including these amounts, return on average assets was 1.04% and return on average equity was 15.76% in 2001. Amounts for 1999 exclude the after-tax impact of a $22.0 million merger integration and restructuring charge related to the merger with D&N Financial, a $4.9 million after-tax loss on the sale of low-yielding fixed rate securities, and an additional $3.3 million after-tax provision for loan losses. Including the charges, return on average assets was .36% and return on average equity was 5.64% in 1999.

(4) Net interest income (FTE) expressed as a percentage of average interest-earnings assets.

(5)  Includes mortgage loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for 2001 was $47.9 million compared to net income of $45.7 million in 2000. Diluted earnings per share were $.87 in 2001 compared to $.83 in 2000. The results for 2001 include an after tax gain of $7.8 million on the sale of Market Street Mortgage Corporation and after tax restructuring costs of $12.4 million to exit the mortgage servicing business. Excluding these charges, the Company reported net operating income of $52.5 million in 2001, up 15% over 2000 and diluted operating earnings per share of $.95 in 2001, up 14% from 2000. The results for 2000 include an after tax credit of $2.6 million associated with the completion of the D&N Financial Corporation merger integration and restructuring plan. Net operating income for 2001 generated return on average assets of 1.14% and return on equity of 17.25%. These compare with return on average assets of 1.02% and return on average equity of 16.28% in 2000.

     The Company's 2001 results of operations reflected the following trends in earnings:

     o Net interest income increased 7% during 2001 following an increase of 5% in 2000. Increasing average earning asset balances during these periods contributed to the growth in net interest income.

     o The net interest margin expanded to 3.31% in 2001, compared to 3.14% in 2000 and 3.29% in 1999. The increase in the net margin during 2001 was due to the Company's cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets.

     o The commercial loan portfolio balance increased 20% in 2001 to $1.4 billion after increasing 27% in 2000, reflecting continued strong commercial real estate lending in the Company's markets.

     Shareholders' equity totaled $304.9 million at December 31, 2001. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company's common stock at year-end, was $736.4 million at December 31, 2001. Capital ratios, by all measures, remain in excess of regulatory requirements for a well-capitalized financial institution.

     For 1999, net income was $14.9 million and diluted earnings per share were $.27. The results for 1999 include one-time after tax charges relating to the merger with D&N Financial Corporation of (1) $22.0 million merger integration and restructuring charge, (2) $4.9 million loss on the sale of low yielding fixed rate securities and (3) additional $3.3 million provision for loan losses. Excluding these charges, the Company reported net operating income of $45.1 million and diluted operating earnings per share of $.81 in 1999.

     In order to reflect the comparable 2001 and 1999 results of operations for the Company against 2000, the remaining Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the net operating earnings reported for 2001 and 1999. Amounts for 2001 exclude the gain on sale of Market Street Mortgage Corporation and the restructuring costs to exit the mortgage servicing business and amounts for 1999 exclude the merger integration and restructuring charge. The following table summarizes the effect of the merger integration and restructuring charge on 1999 results of operations.

                                     Table 1
                                Operating Results

-----------------------------------------------------------------------------------------
                                                               Effect of
Year Ended December 31, 1999                     Operating     One-Time       Reported
(In thousands, except per share amounts)          Results       Charge         Amount
-----------------------------------------------------------------------------------------
Provision for loan losses                      $   6,650       $   5,000     $  11,650
Investment securities gains (losses)                 207          (7,552)       (7,345)
Noninterest expense                              149,399          31,521       180,920
Income before taxes                               72,452         (44,073)       28,379
Income tax expense                                24,621         (13,876)       10,745
Net income                                        45,109         (30,198)       14,911

Basic earnings per share                       $     .83       $    (.56)    $     .27
Diluted earnings per share                     $     .81       $    (.54)    $     .27
-----------------------------------------------------------------------------------------

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

     In connection with the merger, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges in 1999. Actions incorporated in the business combination and restructuring plan were targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs included appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

     Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represented 13% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 2000 and 1999, 200 and 51 positions, respectively, were eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represented the costs associated with the expected closing of 6 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges included the expenses from the integration of the two banking systems which was completed in the fourth quarter of 2000. Other merger-related costs included various transaction costs.

     During the fourth quarter of 2000, the Company completed its integration and restructuring plan when Republic Bank and D&N Bank combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs. Therefore, the Company recorded a merger integration and restructuring credit of $4 million in the fourth quarter of 2000. Total severance and employee benefit accruals, branch closings and real estate transactions, and system costs incurred were $1.2 million, $1.8 million and $1.0 million, respectively, less than estimated when establishing the initial merger integration and restructuring reserves. Severance and employee benefits costs were less as a result of employees leaving prior to the date severance payments were required and benefit costs being less than anticipated. Branch closings and real estate transactions were less as a result of closing only 3 offices from the original estimate of 6 due to the re-evaluation of retail bank locations and revised appraisals on the value of impaired assets as a result of a change in circumstances. System charges were less than anticipated as a result of efficiencies associated with combining D&N Bank and Republic Bank to a common banking system resulting in actual costs being less than the initial reserve.

     The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 2000 and 1999 and the reserve balance remaining at December 31, 2000 and 1999:

                                     Table 2
                   Merger Integration and Restructuring Charge

-------------------------------------------------------------------------------------------------------------------
                                                                Amount     Reserve    Amount    Amount     Reserve
                                                    Initial    Utilized    Balance   Utilized  Reversed    Balance
(In thousands)                                       Reserve    in 1999   12/31/99    in 2000   in 2000    12/31/00
-------------------------------------------------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit accruals          $ 10,446   $  7,986   $  2,460    $ 1,274   $(1,186)   $     -
   Professional fees                                   5,133      4,963        170        170         -          -
   Branch closings and real estate transactions        8,652      6,140      2,512        728    (1,784)         -
   Systems                                             2,201         26      2,175      1,145    (1,030)         -
   Other                                               5,089      5,089          -          -         -          -
                                                   ---------   --------   --------    -------   -------    -------
Total merger integration and restructuring charge   $ 31,521   $ 24,204   $  7,317    $ 3,317   $(4,000)   $     -
                                                    ========   ========   ========    =======   =======    =======
-------------------------------------------------------------------------------------------------------------------

Business Segments

       The Company's operations are managed as three major business segments:
(1) commercial banking (2) retail banking, and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. As discussed earlier, the Company sold Market Street Mortgage in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company exited the mortgage servicing business. Mortgage loan production is now conducted in 54 offices of Republic Bank. See Note 21 to the Consolidated Financial Statements for further discussion of business segments.

Mortgage Banking

     The Mortgage Banking segment is comprised of mortgage loan production and mortgage loan servicing for others.

                                     Table 3
                       Residential Mortgage Loan Closings

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                                               2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------
Republic Bank                                                $  4,146,685         $  2,266,494         $  3,036,871
Market Street Mortgage                                          1,193,476            1,585,273            2,163,180
                                                             ------------         ------------         ------------
     Total closings                                          $  5,340,161         $  3,851,767         $  5,200,051
                                                             ============         ============         ============
Retail loans percentage                                               100%                 100%                  96%
Wholesale loans percentage                                              -                    -                    4
-------------------------------------------------------------------------------------------------------------------

     The Company's total closings of single-family residential mortgage loans increased $1.5 billion, or 39%, to $5.3 billion in 2001. The increase in origination volumes in 2001 was primarily the result of a decreasing interest rate environment during 2001 which resulted in a higher level of refinance activity. Refinances totaled $2.9 billion, or 54% of total closings in 2001, compared to $483 million, or 13% of total closings in 2000. In 2000, total mortgage loan closings decreased $1.3 billion, or 26%, to $3.9 billion compared to $5.2 billion in 1999, reflecting an increasing interest rate environment during 2000, which resulted in a lower level of refinance activity during 2000. The Company's pipeline of mortgage loan applications in process was $611 million at December 31, 2001, compared to $368 million at December 31, 2000, excluding Market Street Mortgage.

                                     Table 4
                            Mortgage Banking Revenue

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                                  2001           2000            1999
-------------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue (1)                                      $   46,808      $  55,720       $  80,368
Net mortgage loan servicing revenue (expense) (2)                               (127)         1,179           6,101
Gain on bulk sales of mortgage servicing rights                                    -          2,260               -
                                                                           ---------      ---------       ---------
     Total mortgage banking revenue                                       $   46,681      $  59,159       $  86,469
                                                                          ==========      =========       =========
-------------------------------------------------------------------------------------------------------------------

(1) Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold, net of commissions and incentives paid of $39.4 million, $28.8 million and $42.6 million for 2001, 2000 and 1999, respectively.

(2) Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

     Mortgage banking revenue, the largest component of total noninterest income, decreased $12.5 million, or 21%, to $46.7 million in 2001, after decreasing 32%, to $59.2 million in 2000. The decreases in 2001 and 2000 were the result of decreases in mortgage loan production revenue and a decrease in net mortgage loan servicing revenue.

     Mortgage loan production revenue decreased $8.9 million, or 16%, in 2001 due to a reduction in the ratio of mortgage production revenue to mortgage loans sold. The Company sold $4.2 billion of single-family residential mortgages in 2001, compared to $3.6 billion and $4.9 billion in 2000 and 1999, respectively. The ratio of mortgage production revenue to mortgage loans sold was 1.10% in 2001, compared to 1.37% in 2000 and 1.63% in 1999.

     Net mortgage loan servicing expense was $127,000 in 2001 compared to net mortgage servicing revenue of $1.2 million in 2000 and $6.1 million in 1999. The decrease in 2001 was primarily the result of exiting the mortgage servicing business in June of 2001 through the sale of Market Street's $1.8 billion mortgage loan servicing portfolio. During the last half of 2001, the Company's loans serviced for others portfolio averaged only $177 million. As a result, net mortgage loan servicing revenue was immaterial and is expected to be immaterial in the future. The decrease in net mortgages servicing revenue in 2000 was primarily the result of an increase of $1.8 million in amortization expense and reserves for impairment of mortgage servicing rights and a decrease in the average loans serviced compared to 1999. Loans serviced for others averaged $2.7 billion in 2000, a 19% decrease from a year earlier. In 1999, the Company reported $6.1 million in net servicing revenue, and average loans serviced for others totaled $3.3 billion.

     Amortization of mortgage servicing rights, including the write down of mortgage servicing rights to market value and impairment reserves totaled $20.4 million in 2001, compared to $14.0 million in 2000 and $12.2 million in 1999. As discussed earlier, at the end of the first quarter of 2001, the Company elected to exit the mortgage servicing business. Accordingly, the Company recorded a write-down of mortgage servicing rights at the end of the first quarter of 2001 of $16.1 million to reflect the current market value of the servicing portfolio. In addition, transaction costs associated with the servicing portfolio sale were $2.0 million and costs associated with winding down the servicing operation were $900,000. A sale agreement regarding Market Street's mortgage servicing portfolio was subsequently signed in April 2001 with an unaffiliated company and the Company completed the sale during the second quarter. The significant decrease in the value of the servicing portfolio from December 31, 2000 to March 31, 2001 was a result of dramatic increases in the prepayment speed assumptions
(PSA) during the first quarter of 2001, as well as an over 120 basis point decrease in the earnings rate received on escrow balances. These changes were a result of the decline in short-term interest rates occurring during the quarter due to the Federal Reserve Board's action to lower the federal funds rate. After selling Market Street's servicing portfolio, there was no impairment reserve at December 31, 2001.

     At December 31, 2000, the weighted average PSA increased from the 1999 weighted average PSA. The increase in the PSA was a result of the increase in residential mortgage loan refinance activity at the end of 2000 compared to 1999. Therefore, the Company increased its valuation allowance of mortgage servicing rights by $4.2 million in 2000. The Company's impairment reserve as of December 31, 2000 was $6.6 million compared to $2.4 million at December 31, 1999.

     The Company expects to sell mortgage servicing rights concurrently with the sale of the underlying loans rather than in bulk form. The sale of Market Street's $1.8 billion servicing portfolio completed in the second quarter of 2001 did not result in a material gain or loss. In 2000, bulk sales of mortgage servicing rights for loans with a principal balance of $796.9 million resulted in a gain of $2.3 million. The Company did not have any bulk sales of mortgage servicing rights in 1999.


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

     Net interest income (FTE) rose 9% to $146.8 million in 2001, compared to $134.7 million in 2000, primarily due to growth in average earning assets and a decrease in the Company's cost of funds. Average earning assets rose $132.7 million, or 3%, to $4.4 billion in 2001, as the increase in average mortgage loans held for sale and investment securities more than offset a reduction in average portfolio loans. Net interest income growth also benefited as the Company's cost of funds decreased more than the yield on earning assets.

                                     Table 5
                      Analysis of Net Interest Income (FTE)

----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollar amounts in thousands)                   2001                             2000                              1999
----------------------------------------------------------------------------------------------------------------------------------
                                     Average              Avg.       Average               Avg.        Average               Avg.
                                     Balance   Interest   Rate       Balance    Interest   Rate        Balance    Interest   Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments            $    2,448  $     102   4.17%   $    2,904   $     170   5.85%    $   12,039   $     661   5.49%
Mortgage loans held for sale         520,565     37,900   7.28       425,956      34,535   8.11        508,415      37,106   7.30
Investment securities                293,085     20,171   6.88       195,364      14,571   7.46        463,828      30,521   6.58
Portfolio loans: (1)
   Commercial loans                1,258,535    103,671   8.12     1,018,415      92,578   9.09        729,729      64,051   8.78
   Real estate mortgage loans      1,730,386    122,350   7.07     1,905,915     141,237   7.41      1,527,618     109,922   7.20
   Installment loans                 611,619     52,371   8.56       735,429      65,317   8.88        665,591      57,473   8.63
                                  ----------  ---------   ----    ----------   ---------   ----     ----------   ---------   ----
      Total loans, net of
         unearned income           3,600,540    278,392   7.69     3,659,759     299,132   8.17      2,922,938     231,446   7.92
                                  ----------  ---------   ----    ----------   ---------   ----     ----------   ---------   ----
   Total interest-earning assets   4,416,638    336,565   7.59     4,283,983     348,408   8.13      3,907,220     299,734   7.67
Allowance for loan losses            (28,970)                        (28,319)                          (23,988)
Cash and due from banks               66,371                          60,022                            43,867
Other assets                         132,397                         169,674                           165,832
                                  ----------                      ----------                        ----------
   Total assets                   $4,586,436                      $4,485,360                        $4,092,931
                                  ==========                      ==========                        ==========

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
   deposits                       $  147,694      1,967   1.33    $  102,233       1,708   1.67     $   98,117       1,722   1.76
Savings deposits                     724,655     22,251   3.07       723,153      22,625   3.13        776,648      22,701   2.92
Time deposits                      1,604,469     90,386   5.63     1,634,479      98,829   6.05      1,517,590      82,150   5.41
                                  ----------  ---------   ----    ----------   ---------   ----     ----------   ---------   ----
   Total interest bearing
      deposits                     2,476,818    114,604   4.63     2,459,865     123,162   5.01      2,392,355     106,573   4.45
Short-term borrowings                 96,430      3,460   3.54        55,047       3,532   6.42         63,158       3,462   5.40
FHLB advances                      1,323,837     70,252   5.23     1,339,009      83,552   6.24      1,024,004      57,616   5.63
Long-term debt                        20,125      1,451   7.21        47,500       3,434   7.23         52,121       3,745   7.19
                                  ----------  ---------   ----    ----------   ---------   ----     ----------   ---------   ----
   Total interest bearing
      liabilities                  3,917,210    189,767   4.82     3,901,421     213,680   5.48      3,531,638     171,396   4.85
Noninterest-bearing deposits         262,493                         188,602                           176,789
Other liabilities                     63,104                          85,981                            91,511
                                  ----------                      ----------                        ----------
   Total liabilities               4,242,807                       4,176,004                         3,799,938
Trust preferred securities and
   preferred stock in subsidiary      39,552                          28,719                            28,719
Shareholders' equity                 304,077                         280,637                           264,274
                                  ----------                      ----------                        ----------
   Total liabilities and
      shareholders' equity        $4,586,436                      $4,485,360                        $4,092,931
                                  ==========                      ==========                        ==========
Net interest income/
   Rate spread (FTE)                          $ 146,798   2.77%                $ 134,728   2.65%                 $ 128,338   2.82%
                                              =========                        =========                         =========
FTE adjustment                                $   3,189                        $      80                         $      72
                                              =========                        =========                         =========
Impact of noninterest-
   bearing sources of funds                                .54                              .49                               .47
                                                          ----                             ----                              ----
Net interest margin (FTE)                                 3.31%                            3.14%                             3.29%
                                                          ====                             ====                              ====
----------------------------------------------------------------------------------------------------------------------------------

(1)  Non-accrual loans and overdrafts are included in average balances.

                                     Table 6
                           Rate/Volume Analysis (FTE)

--------------------------------------------------------------------------------------------------------------------
                                                    2001/2000                                 2000/1999
--------------------------------------------------------------------------------------------------------------------
                                                Increase/(Decrease)                      Increase/(Decrease)
                                                 Due to Change in:                        Due to Change in:
--------------------------------------------------------------------------------------------------------------------
                                         Average      Average        Net         Average       Average        Net
(In thousands)                          Balance(1)     Rate(1)     Change        Balance(1)     Rate(1)     Change
--------------------------------------------------------------------------------------------------------------------
Interest Income:
   Short-term investments               $    (24)    $    (44)    $    (68)      $   (531)    $     40     $   (491)
   Mortgage loans held for sale            7,144       (3,779)       3,365         (6,417)       3,846       (2,571)
   Investment securities                   6,808       (1,208)       5,600        (19,588)       3,638      (15,950)
   Loans, net of unearned income (2)      (2,032)     (18,708)     (20,740)        60,352        7,334       67,686
                                        --------     --------     --------       --------     --------     --------
     Total interest income                11,896      (23,739)     (11,843)        33,816       14,858       48,674

Interest Expense:
   Interest-bearing demand deposits          660         (401)         259             73          (87)         (14)
   Savings deposits                           48         (422)        (374)        (1,633)       1,557          (76)
   Time deposits                          (1,766)      (6,677)      (8,443)         6,577       10,102       16,679
                                        --------     --------     --------       --------     --------     --------
     Total interest-bearing deposits      (1,058)      (7,500)      (8,558)         5,017       11,572       16,589
   Short-term borrowings                   1,940       (2,012)         (72)          (493)         563           70
   FHLB advances                            (870)     (12,430)     (13,300)        19,181        6,755       25,936
   Long-term debt                         (1,973)         (10)      (1,983)          (332)          21         (311)
                                        --------     --------     --------       --------     --------     --------
     Total interest expense               (1,961)     (21,952)     (23,913)        23,373       18,911       42,284
                                        --------     --------     --------       --------     --------     --------

     Net interest income (FTE)          $ 13,857     $ (1,787)    $ 12,070       $ 10,443     $ (4,053)    $  6,390
                                        ========     ========     ========       ========     ========     ========
--------------------------------------------------------------------------------------------------------------------

(1) Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)  Non-accrual loans and overdrafts are included in average balances.


     Net interest margin increased by 17 basis points to 3.31% in 2001 compared to 3.14% in 2000. The increase in the margin was due to the Company's cost of funds decreasing more than the yields on average earning assets during 2001. The decrease in the Company's cost of funds was a result of decreases paid on short-term borrowings, FHLB advances and interest bearing deposits.

     In 2000, net interest margin decreased by 15 basis points to 3.14%, compared to 3.29% in 1999. The decrease in the margin was due to an increase in the Company's cost of funds during 2000 more than offsetting the improved mix in earning assets. The increase in the Company's cost of funds was a result of an increase in rates paid on short-term borrowings, FHLB advances, certificates of deposit and savings accounts.

Noninterest Income

     Noninterest income is a significant source of revenue for the Company, contributing 15% of total revenues in 2001, excluding the gain on sale of subsidiary, compared to 17% in 2000 and 24% in 1999. Details of the largest component of noninterest income are presented in the "Mortgage Banking" section. Exclusive of mortgage banking revenue and the gain on sale of subsidiary, noninterest income increased to $12.7 million in 2001 from $11.7 million in 2000, primarily due to the $1.3 million increase in investment securities gains.

     During 2001, the Company sold $175.3 million of investment securities for a net gain of $1.4 million. During 2000, the Company sold $41.3 million of investment securities for a net gain of $109,000. During 1999, the Company sold low yielding fixed rate investment securities with the proceeds redeployed into higher yielding portfolio loans with total sales of $498.1 million of investment securities for a net loss of $7.3 million.

     The guaranteed portion of Small Business Administration (SBA) loans are regularly sold to investors. In 2001, the Company sold $18.4 million of the guaranteed portion of SBA loans, compared to $14.1 million in 2000 and $17.4 million in 1999, resulting in gains of $882,000, $576,000 and $750,000, respectively, which are included in other noninterest income.

                                     Table 7
                               Noninterest Income

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                           2001               2000               1999
-------------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue                                   $   46,808         $   55,720         $   80,368
Net mortgage servicing revenue (expense)                                 (127)             3,439              6,101
Service charges                                                         7,720              7,819              7,327
Investment securities gains (losses)                                    1,425                109            (7,345)
Other noninterest income                                                3,558              3,751              6,232
Gain on sale of subsidiary                                             12,000                  -                  -
                                                                   ----------         ----------         ----------
     Total noninterest income                                      $   71,384         $   70,838         $   92,683
                                                                   ==========         ==========         ==========
-------------------------------------------------------------------------------------------------------------------

Noninterest Expense

     Total noninterest expense increased 4% in 2001 to $132.2 million, after decreasing 29% in 2000. Excluding the $19.0 million in restructuring costs to exit the mortgage servicing business, noninterest expense would have decreased $18.4 million, or 14%, in 2001 and 12% in 2000. Salaries and employee benefits expense decreased $8.2 million, or 11%, in 2001, following a decrease of $10.6 million, or 13%, in 2000. The decreases in salaries and employee benefits expense in 2001 and 2000 reflect the decreases in the average number of hourly and salaried employees, primarily due to the sale of Market Street in 2001 and the completion of the combination of Republic Bank and D&N Bank in 2000.

     Noninterest expense in 1999 includes one-time pre-tax merger integration and restructuring charge recorded in the second quarter of that year related to the merger with D&N Financial Corporation as discussed on page 12. In the fourth quarter of 2000, the Company completed its integration and restructuring plan when its two bank subsidiaries combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs; therefore, the Company recorded a merger integration and restructuring credit of $4 million in 2000.

                                     Table 8
                               Noninterest Expense

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                              2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                       $    64,377      $    72,538       $    83,161
Net occupancy expense of premises                                         11,427           13,467            13,594
Equipment expense                                                          7,847            9,090             7,809
Other noninterest expense                                                 29,562           36,546            44,835
Restructuring costs to exit the mortgage servicing business               19,000                -                 -
Merger integration and restructuring (credit)                                  -           (4,000)           31,521
                                                                     -----------      ------------      -----------
     Total noninterest expense                                       $   132,213      $   127,641       $   180,920
                                                                     ===========      ===========       ===========
-------------------------------------------------------------------------------------------------------------------

     Net occupancy expense decreased 15% in 2001 primarily due to the sale of Market Street Mortgage in June 2001. Net occupancy expense remained flat in 2000 compared to 1999. Equipment expense decreased 14% in 2001 also primarily due to the sale of Market Street Mortgage, following an increase of 16% in 2000. The increase in 2000 reflects additional depreciation expense associated with equipment needed for the conversion of D&N Bank's computer system to Republic Bank and for the implementation of an automated underwriting mortgage system.

Income Taxes

         The provision for income taxes was $22.5 million in 2001, compared to $22.9 million in 2000 and $10.7 million in 1999. The effective tax rate, computed by dividing the provision for income taxes by income before taxes less the dividends on preferred stock, was 32.0% for 2001, compared to 33.4% for 2000 and 41.9% for 1999. The effective tax rate in 2001 decreased primarily as a result of an increase in the outstanding balance of tax-exempt securities in the Company's securities available for sale portfolio. The effective tax rate in 1999 increased primarily as a result of $4.4 million of non-deductible professional fees included in the merger integration and restructuring charge.

Financial Condition

     Total assets were $4.7 billion at December 31, 2001 and $4.6 billion at December 31, 2000. Average total assets rose $101.1 million, or 2%, to $4.6 billion during the year. The increase in total assets primarily reflects the growth in mortgage loans held for sale and securities available for sale, which was funded primarily by increases in deposits and short-term borrowings.


Assets
------

Portfolio Loans

     The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2001 and 2000, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

                                     Table 9
                             Loan Portfolio Analysis

------------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)           2001                 2000                 1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------
                          Amount      %        Amount      %        Amount      %        Amount      %        Amount      %
------------------------------------------------------------------------------------------------------------------------------
Commercial loans:
  Commercial and
    industrial          $   68,428    2.0%   $   79,544    2.1%   $   88,370    2.6%   $   83,089    3.3%   $   79,497    3.3%
  Real estate
    construction           250,040    7.2       211,754    5.6       149,480    4.4       112,588    4.4        75,416    3.1
  Commercial real
    estate mortgages     1,044,594   30.2       840,994   22.3       650,642   19.3       437,014   17.2       314,329   13.1
                        ----------  -----    ----------  -----    ----------   ----    ----------  -----    ----------  -----
    Total commercial
       loans             1,363,062   39.4     1,132,292   30.0       888,492   26.3       632,691   24.9       469,242   19.5
Residential real
  estate mortgages       1,511,831   43.7     1,964,394   52.1     1,773,795   52.6     1,295,484   50.9     1,378,312   57.4
Installment loans:
  Consumer direct          496,972   14.4       459,359   12.2       368,095   10.9       308,092   12.1       319,273   13.3
  Consumer indirect         86,516    2.5       215,631    5.7       343,043   10.2       307,505   12.1       235,150    9.8
                        ----------  -----    ----------  -----    ----------   ----    ----------  -----    ----------  -----
    Total installment
       loans               583,488   16.9       674,990   17.9       711,138   21.1       615,597   24.2       554,423   23.1
                        ----------  -----    ----------  -----    ----------   ----    ----------  -----    ----------  -----

Total portfolio
       loans            $3,458,381  100.0%   $3,771,676  100.0%   $3,373,425  100.0%   $2,543,772  100.0%   $2,401,977  100.0%
                        ==========  =====    ==========  =====    ==========  =====    ==========  =====    ==========  =====
------------------------------------------------------------------------------------------------------------------------------

     The total portfolio loans balance decreased $313.3 million, or 8%, to $3.5 billion at December 31, 2001, after increasing 12% in 2000. The decrease in 2001 is primarily due to higher payoffs of variable rate residential real estate mortgages as a result of the low mortgage interest rates. Commercial real estate growth was strong in local markets served by the Company and marketing efforts directed at existing retail and mortgage customers increased home equity loans.

     Commercial loans increased $230.8 million, or 20%, to $1.4 billion at December 31, 2001, after increasing 27% in 2000. This growth, which was concentrated exclusively in commercial real estate loans, reflects the Company's efforts to complement traditional residential mortgage lending with quality commercial real estate lending. Residential real estate mortgage loans decreased $452.6 million, or 23%, to $1.5 billion at December 31, 2001, after increasing 11% a year earlier. During 2001, the mortgage portfolio experienced high payoffs of variable rate mortgages as a result of significant refinance activity. Consumer direct installment loans increased $37.6 million, or 8%, to $497.0 million at December 31, 2001, after rising 25% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending. Consumer indirect installment loans decreased $129.1 million, or 60%, to $86.5 million at December 31, 2001, after decreasing 37% in 2000. The decrease in the indirect loan balances was a result of loan sales and payoffs as the Company discontinued its indirect lending line of business during the first quarter of 2000.

                                    Table 10
     Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

-------------------------------------------------------------------------------------------------------------------
                                                               After One
December 31, 2001                             Within          But Within            After
(In thousands)                              One Year          Five Years          Five Years               Total
-------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial               $   24,894         $    28,580         $    14,954           $    68,428
   Real estate construction                   157,050              56,277              36,713               250,040
   Commercial real estate mortgages            93,705             548,089             402,800             1,044,594
                                           ----------         -----------         -----------           -----------
     Total commercial loans                $  275,649         $   632,946         $   454,467           $ 1,363,062
                                           ==========         ===========         ===========           ===========

Commercial Loans Maturing After One Year With:
   Predetermined rates                                        $   354,556         $    41,802
   Floating or adjustable rates                                   278,390             412,665
                                                              -----------         -----------
     Total                                                    $   632,946         $   454,467
                                                              ===========         ===========
-------------------------------------------------------------------------------------------------------------------

     The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 2001. The Company's total loan portfolio is geographically concentrated primarily in Michigan, Ohio and Indiana as shown in the following table.

                                    Table 11
                    Geographic Distribution of Loan Portfolio

--------------------------------------------------------------------------------
December 31, 2001                                                      Percent
(Dollars in thousands)                                  Amount         of Total
--------------------------------------------------------------------------------

Michigan                                           $  2,382,501              69%
Ohio                                                    636,676              18
Indiana                                                 167,360               5
Other states                                            271,844               8
                                                   ------------            ----
   Total                                           $  3,458,381             100%
                                                   ============            ====
--------------------------------------------------------------------------------

Mortgage Loans Held for Sale

     Mortgage loans held for sale increased $363.3 million, or 94%, to $748.5 million at December 31, 2001, after decreasing 16% to $385.2 million at December 31, 2000. The increase in 2001 was due to a higher level of mortgage origination volumes in the fourth quarter compared to the prior year. The decrease in 2000 was due to a decreased level of mortgage origination volumes compared to prior years. The average mortgage loans held for sale balance in 2001 increased 22% compared to 2000 reflecting the Company's increased level of mortgage loan production volumes during 2001.

Credit Risk Management

     Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by senior management. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Directors Loan Committee.

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

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and by obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2001, commercial real estate loans accounted for 95% of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial loans are generally secured by the company's assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 2001, these loans accounted for 44% of total portfolio loans. Credit risk in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to income ratios, credit bureau scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company's fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

     Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider debt to income levels, the creditworthiness of the borrower, credit bureau scores, and for home equity lending, loan-to-value ratios generally limited to 80% of collateral value.

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

                                    Table 12
                              Non-Performing Assets

-------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                           2001            2000           1999           1998            1997
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
     Commercial                              $  6,413        $  5,499       $  4,651        $ 6,141        $  1,705
     Residential real estate mortgages         18,808          13,429         10,449         12,011          11,327
     Installment                                2,957           2,167          2,419          1,826           1,111
                                             --------        --------       --------        -------        --------
       Total non-accrual loans                 28,178          21,095         17,519         19,978          14,143
Other real estate owned                         2,978           4,906          4,743          5,648           3,535
                                             --------        --------       --------        -------        --------
       Total non-performing assets           $ 31,156        $ 26,001       $ 22,262        $25,626        $ 17,678
                                             ========        ========       ========        =======        ========
-------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of:
     Portfolio loans and OREO                     .90%            .69%           .66%          1.01%            .73%
     Portfolio loans, mortgage loans held
       for sale and OREO                          .74             .62            .58            .77             .60
     Total assets                                 .66             .56            .52            .61             .48
-------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more
  and still accruing interest:
     Commercial                              $    144        $    209       $    100        $    74        $    274
     Residential real estate mortgages              -               -              -              -             228
     Installment                                    -               -              -              -               6
                                             --------        --------       --------        -------        --------
       Total loans past due 90 days or more  $    144        $    209       $    100        $    74        $    508
                                             ========        ========       ========        =======        ========
-------------------------------------------------------------------------------------------------------------------

     Non-performing assets totaled $31.2 million at December 31, 2001, an increase of $5.2 million compared to $26.0 million at December 31, 2000, due primarily to increases in non-accrual residential real estate mortgage loans. Historically, credit losses on loans secured by residential properties have been minimal as demonstrated by the Company's low level of net loan charge-offs. The Company's actual losses have, generally, been limited to forgone interest and costs related to the foreclosure process, which may take several months to complete.

     Approximately $40.5 million, or 1.17%, of the loans in the loan portfolio at December 31, 2001 were 30 to 89 days delinquent, compared to $45.2 million, or 1.09% of portfolio loans at December 31, 2000. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 2001, total loans on the watch list, excluding those categorized as non-accrual loans and loans past due 90 days and still accruing interest, were $38.7 million, or 1.1% of total portfolio loans, compared to $39.0 million, or 1.0% of total portfolio loans at December 31, 2000.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2001, 2000 and 1999 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.


                                    Table 13
                    Forgone Interest on Non-Performing Loans

-------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31
(In thousands)                            2001                          2000                         1999
-------------------------------------------------------------------------------------------------------------------
                               Non-Accrual    Restructured  Non-Accrual   Restructured  Non-Accrual    Restructured
-------------------------------------------------------------------------------------------------------------------
Pro forma interest income        $ 3,164         $    -         $ 1,513      $     -         $1,326       $    -
Interest income earned               946              -             600            -            249            -
                                 -------         ------         -------      -------         ------       ------
   Forgone interest income       $ 2,218         $    -         $   913      $     -         $1,077       $    -
                                 =======         ======         =======      =======         ======       ======
-------------------------------------------------------------------------------------------------------------------

Impaired Loans

     At December 31, 2001 and 2000, the gross recorded investment in impaired loans totaled $6.4 million and $5.5 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans are applied against the principal balance. See Note 6 to the Consolidated Financial Statements for further discussion of impaired loans.

Provision and Allowance for Loan Losses

     The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

     SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are impaired. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

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

     Gross loan charge-offs increased $2.4 million to $9.0 million in 2001, compared to $6.5 million in 2000 and $7.4 million in 1999. The increase in 2001 is primarily due to increases in the Company's commercial loan charge-offs, which have been impacted by growth in the Company's commercial real estate loan portfolio and the overall economy in the Company's primary market areas of Michigan, Ohio and Indiana. Based on these factors, the Company may have higher loss experience on such loans in the future.

     The ratio of net loan charge-offs to average loans, including loans held for sale, was .19% in 2001, compared to .13% for 2000 and .17% for 1999. Commercial loan net charge-offs as a percentage of average commercial loans was ..32% for 2001, compared to .14% for 2000 and .38% for 1999. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .03% for 2001 compared to ..02% for 2000 and .03% for 1999. Installment loan net charge-offs as a percentage of average installment loans was .55% for 2001, compared to .44% for 2000 and .40% for 1999.

     The Company's policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. If management determines a loan to be under collateralized, then a charge-off will generally be recommended no later than the month in which the loan becomes 120 days past due. Open-end installment loans (home equity lines of credit) are generally charged off when they become 180 days past due.

                                    Table 14
                    Analysis of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands)                                    2001         2000         1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                         $  28,450    $  27,128     $ 21,446     $ 17,883     $  15,751
Loan charge-offs:
     Commercial loans                                    4,137        1,884        3,452          302           745
     Residential real estate mortgage loans                671          724          572          678           303
     Installment loans                                   4,159        3,922        3,376        2,539         1,743
                                                     ---------    ---------     --------     --------     ---------
       Total loan charge-offs                            8,967        6,530        7,400        3,519         2,791

Recoveries:
     Commercial loans                                      149          452          691           83           115
     Residential real estate mortgage loans                  -          178           27           52            20
     Installment loans                                     825          722          714          447           407
                                                     ---------    ---------     --------     --------     ---------
       Total recoveries                                    974        1,352        1,432          582           542
                                                     ---------    ---------     --------     --------     ---------
       Net loan charge-offs                              7,993        5,178        5,968        2,937         2,249
Provision charged to expense                             8,700        6,500       11,650        6,500         4,381
                                                     ---------    ---------     --------     --------     ---------
Balance at end of year                               $  29,157    $  28,450     $ 27,128     $ 21,446     $  17,883
                                                     =========    =========     ========     ========     =========
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   year-end portfolio loans                                .84%         .75%         .80%         .84%          .74%
Allowance for loan losses as a percentage of
   year-end non-performing loans                        103.47       134.87       154.85       107.35        126.44
Net charge-offs as a percentage of average
   total loans (including loans held for sale)             .19          .13          .17          .09           .09
-------------------------------------------------------------------------------------------------------------------

     The following table summarizes the Company's allocation of the allowance for loan losses for risk allocated, specific allocated and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed necessary.

                                    Table 15
                   Allocation of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)               2001                2000               1999              1998               1997
-------------------------------------------------------------------------------------------------------------------------
                                          % of               % of              % of               % of               % of
                                         total              total             total              total              total
                                Amount   loans      Amount  loans      Amount loans      Amount  loans      Amount  loans
-------------------------------------------------------------------------------------------------------------------------
Risk allocated allowances:
   Commercial loans             $8,597    39%      $ 7,109    30%     $ 4,705   26%      $2,339    25%      $2,940    20%
   Residential real estate
     mortgage loans              4,203    44         4,009    52        5,643   53        4,489    51        3,795    57
   Installment loans             7,905    17         8,089    18        8,717   21        4,616    24        3,735    23
                                ------             -------            -------           -------            -------
  Total risk allocated
    allowances                  20,705              19,207             19,065            11,444             10,470

Specific allocated allowances:
   Commercial loans                  -     -             -     -            -    -        1,145     -          145     -
   Residential real estate
     mortgage loans                  -     -             -     -            -    -            -     -            -     -
   Installment loans                 -     -             -     -            -    -            -     -            -     -
                                ------   ---       -------   ---      -------  ---       ------   ---      -------   ---
  Total specific
    allowances                       -     -             -     -            -    -        1,145     -          145     -

Unallocated allowances           8,452     -         9,243     -        8,063    -        8,857    -         7,268     -
                                ------   ---       -------   ---      -------  ---       ------   ---      -------   ---

  Total allowance for
    loan losses                 $29,157  100%      $28,450   100%     $27,128  100%      $21,446  100%     $17,883   100%
                                =======  ===       =======   ===      =======  ===       =======  ===      =======   ===
-------------------------------------------------------------------------------------------------------------------------

     The following table summarizes the graded loan categories used by the Company to determine the adequacy of the risk allocated allowance for loan losses at December 31, 2001, 2000 and 1999.

                                    Table 16
                       Graded Loan Categories Used in the
                   Allocation of the Allowance for Loan Losses

-------------------------------------------------------------------------------------------------------------------
December 31
(Dollar amounts in thousands)                      2001                       2000                 1999
-------------------------------------------------------------------------------------------------------------------
                                                   Loan                       Loan                  Loan
                                                  Amount(1)                  Amount(1)             Amount(1)
-------------------------------------------------------------------------------------------------------------------
Graded loan categories:
    Pass (Superior, High and Satisfactory)     $ 4,724,893               $ 4,641,892           $ 4,127,646
Special mention                                     38,713                    35,034                25,934
Substandard                                         36,739                    27,989                24,482
    Doubtful                                             -                         -                    72
    Loss                                                 -                         -                     2
                                               -----------               -----------           -----------
      Total loans                              $ 4,800,345               $ 4,704,915           $ 4,178,136
                                               ===========               ===========           ===========
-------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include mortgage loans held for sale and unfunded commitments of $594 million, $548 million and $346 million at December 31, 2001, 2000 and 1999, respectively.

     Each element of the risk allocated allowance for December 31, 2001, 2000 and 1999 was determined by applying the following risk percentages to each grade of loan: Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 2.5% to 5%; Substandard - 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. In addition, the Officer Loan Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $500,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis and computes the allocation for allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk percentage in computing the risk allocated or specific allocated allowance.

     The unallocated allowance for loan losses decreased to $8.5 million at December 31, 2001 from $9.2 million at December 31, 2000. The decrease is primarily a result of an increase in the commercial loans outstanding which require higher risk percentages than residential real estate mortgages.

     The provision for loan losses increased to $8.7 million during 2001 from $6.5 million in 2000. Risk allocated provisions were necessary as a result of the $2.8 million increase in net charge-offs, the increase in the commercial loan portfolio and the increase in non-accrual loans in 2001. In 2000, the provision for loan losses decreased to $6.5 million from $11.7 million in 1999. Excluding the $5.0 million additional charge recorded in 1999 in conjunction with the merger of D&N Financial Corporation, the provision remained consistent with the prior year. Risk allocated provisions were necessary as a result of the increase in the commercial loan portfolio, the increase in non-accrual loans and the increase in loans 30 to 89 days delinquent in 2000. Non-accrual loans are included in the "substandard" classification in the Company's risk rating methodology. There have been no changes in the Company's estimation methods since 1996, however, risk percentages for certain loan classifications within the "pass" category were adjusted in 2000.

Securities Available for Sale

     The Company's investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised principally of municipal securities and collateralized mortgage obligations. At December 31, 2001, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $81.0 million compared to $73.3 million at December 31, 2000.

     Investment securities available for sale totaled $364.6 million at December 31, 2001, a $152.8 million increase from $211.9 million at December 31, 2000. Investment securities available for sale totaled $206.5 million at December 31, 1999. The increase from 2000 reflects purchases of municipal securities. The investment securities portfolio constituted 7.7% of the Company's assets at December 31, 2001, compared to 4.6% a year earlier.

     The following table summarizes the composition of the Company's investment securities portfolio at December 31, 2001, 2000 and 1999.

                                    Table 17
                     Securities Available For Sale Portfolio

-------------------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                           2001               2000             1999
-------------------------------------------------------------------------------------------------------------------
Debt Securities:
U.S. Treasury and Government agency securities                     $     8,396        $    12,494        $   44,548
Collateralized mortgage obligations                                     49,329             88,249            65,903
Mortgage-backed securities                                               1,952             19,869            16,152
Municipal and other securities                                         225,876             14,512             3,289
                                                                   -----------        -----------        ----------
       Total debt securities                                           285,553            135,124           129,892
Investment in FHLB                                                      79,095             76,736            76,567
                                                                   -----------        -----------        ----------
     Total securities available for sale                           $   364,648        $   211,860        $  206,459
                                                                   ===========        ===========        ==========
-------------------------------------------------------------------------------------------------------------------

     The maturity distribution of and average yield information for investment securities held as of December 31, 2001 is provided in the following table.

                                    Table 18
        Maturity Distribution of Securities Available for Sale Portfolio

-------------------------------------------------------------------------------------------------------------------
December 31, 2001           Due Within           One to            Five to             After
(Dollars in thousands)       One Year           Five Years         Ten Years         Ten Years       Total
-------------------------------------------------------------------------------------------------------------------
                        Estimated           Estimated        Estimated          Estimated          Estimated
                         Market     Avg.     Market   Avg.    Market     Avg.    Market     Avg.    Market    Avg.
                          Value     Yield     Value  Yield     Value    Yield     Value     Yield    Value   Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
   Government agency
   securities            $     -      -%   $    255   6.75%   $      -     -%   $  8,141   6.88%   $   8,396  6.88%
Collateralized mortgage
   obligations (2) (3)         -      -           -      -           -     -      49,329   4.19       49,329  4.19
Mortgage-backed
   securities (2) (3)          -      -           -      -           -     -       1,952   7.20        1,952  7.20
Municipal and other
   securities (1)            105   3.85         236   7.26       2,156  7.74     223,379   7.48      225,876  7.48
Equity securities and
   investment in FHLB     79,095   7.24           -      -           -     -           -      -       79,095  7.24
                         -------   ----    --------  -----    --------  ----    --------  -----    ---------  ----
   Total securities
     available for sale  $79,200   7.24%   $    491   7.00%   $  2,156  7.74%   $282,801   7.34%   $ 364,648  6.97%
                         =======   ====    ========  =====    ========  ====    ========  =====    =========  ====
-------------------------------------------------------------------------------------------------------------------

(1) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(2)  Collateral guaranteed by U.S. Government agencies.

(3) All maturities beyond ten years have estimated average lives of less than 6 years. The average yield presented represents the current yield on these securities.

Liabilities
-----------

Deposits

     Total deposits, the Company's primary source of funding, increased 1% to $2.75 billion at December 31, 2001, after increasing 4% a year earlier. The Company's core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts and money market accounts. At December 31, 2001, core deposits totaled $1.22 billion, a 21% increase when compared to $1.01 billion at December 31, 2000.

                                    Table 19
      Maturity Distribution of Certificates of Deposit of $100,000 or More

-------------------------------------------------------------------------------
December 31
(In thousands)                                                             2001
-------------------------------------------------------------------------------
Three months or less                                                $   355,439
Over three months through six months                                    163,660
Over six months through twelve months                                   101,706
Over twelve months                                                       94,534
                                                                    -----------
     Total                                                          $   715,339
                                                                    ===========

-------------------------------------------------------------------------------

     The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2001, these deposits totaled $48.0 million and $417.7 million, respectively, and represented 17% of total deposits on a combined basis. At December 31, 2000, brokered certificates of deposit totaled $105.4 million and municipal certificates of deposit totaled $422.7 million, representing 19% of total deposits on a combined basis.

Short-Term Borrowings

     Short-term borrowings increased $174.8 million to $176.5 million at December 31, 2001, following a 97% decline to $1.7 million a year earlier. Short-term borrowings at December 31, 2001 consisted of federal funds purchased and treasury, tax and loan demand notes. Short-term borrowings at year-end 2000 consisted of treasury, tax and loan demand notes. The amount provided by these funding sources increased during 2001 primarily due to decreases in short- and long-term FHLB advances and the increase in mortgage loans held for sale. See
Note 9 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

     Republic Bank routinely utilizes FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loans held for sale and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances. Total FHLB advances were $1.30 billion at December 31, 2001 compared to $1.38 billion at December 31, 2000, representing a 6% decrease. This decrease was primarily attributable to the increase in deposits and federal funds purchased. See Note 10 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

     Long-term debt totaled $13.5 million and $47.5 million at December 31, 2001 and 2000, respectively. During 2001 the Company paid off $34.0 million of senior debentures in accordance with the terms of the debenture agreements. See Note 11 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital
-------

     Shareholders' equity increased $10.1 million, or 3%, to $304.9 million at December 31, 2001, after increasing 11% to $294.9 million a year earlier. The increase in shareholders' equity during 2001 resulted primarily from net income of $47.9 million being offset by $17.2 million in cash dividends to shareholders and $25.4 million in stock repurchases. The total cash dividend paid in 2001 represented a 9% increase over the amount declared in 2000, reflecting the increase in the shares outstanding that resulted from the Company's 10% stock dividend.

     On November 18, 1999, the Board of Directors approved a stock repurchase plan allowing for the repurchase of up to 1,100,000 shares of the Company's outstanding common stock. On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was further amended in October 2001 to allow for the repurchase of up to 3,300,000 shares. The 2001 Stock Repurchase Program commenced at the conclusion of the 1999 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 184,000 shares and 916,000 shares under the 1999 program during 2001 and 2000, respectively. The Company repurchased 1,665,000 shares under the 2001 program during 2001. As of December 31, 2001, there were 1,635,000 shares available for repurchase under the program.

     The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 12.31% at December 31, 2001 compared to 10.38% at December 31, 2000. For further information regarding regulatory capital requirements, see Note 24 to the Consolidated Financial Statements.

Liquidity Management

     The objective of liquidity management is to provide funds at an acceptable cost to meet loan demand and deposit withdrawals and to service other liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. Funds are available from a number of sources, including, but not limited to, cash and money market investments, the investment securities portfolio, mortgage loans held for sale and portfolio loan repayments and maturities.

     Short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, core deposit growth, retail, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2001 the Company's balance of certificates of deposit maturing within the next twelve months was $821.8 million. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

     At December 31, 2001, Republic Bank had available $85.5 million in unused lines of credit with third parties for federal funds purchased and $113.7 million available in unused borrowings with the FHLB.

     Republic Bancorp Inc. has two major funding sources to meet its liquidity requirements: dividends from Republic Bank and access to the capital markets. On December 31, 2001, $184.0 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, compared to $183.4 million at December 31, 2000. Also, at December 31, 2001, the parent company had interest-earning deposits of $18.4 million at Republic Bank to meet any liquidity requirements. In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2001, which expires on December 28, 2002.

     As discussed in Item 1 of the Company's 2001 Annual Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

Forward-Looking Statements

         The section that follows entitled "Market Risk Management" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of the Company's 2001 Annual Report on Form 10-K.

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

Interest Rate Risk Management
-----------------------------

     The Company's ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at Republic Bank is responsible for ensuring that the Bank asset and liability management procedures adhere to corporate policies and risk limits established by their respective board of directors.

     During 2001, short-term interest rates decreased significantly while long-term interest rates remained fairly stable. The three-month treasury bill decreased 417 basis points and the prime-lending rate decreased 475 basis points from December 31, 2000 to December 31, 2001, while the 30-year treasury bond increased 1 basis point during 2001. The demand for residential loans increased during 2001 as mortgage rates declined. The Company's residential real estate mortgage balance declined during the year due to a high level of loan refinancings, however, many of those loans were refinanced by Republic Bank. Commercial lending continued to be strong due to the successful efforts by our team of experienced commercial lenders and the lower prime lending rates. The Company's net interest margin increased 17 basis points to 3.31% during 2001 due to the Company's cost of funds decreasing more than the yield on its average earning assets.

     The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans held for sale are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to both closely match its liquidity needs as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 22 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale exposes the Company to market risk during the period after the loans close but before they are sold to investors. To minimize this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates to various third parties.

     The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

     Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 2001, the cumulative one-year gap was a positive 7.10% of total earning assets. At December 31, 2000, the cumulative one-year gap was a negative 3.55% of total earning assets.

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

     As of December 31, 2001, the earnings simulation model projects net interest income would increase by less than 1% of base net interest income for 2001, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would increase by 2%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as neutral for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

                                    Table 20
                             Static Gap Analysis(1)

-------------------------------------------------------------------------------------------------------------------
                                                    Within       4 Months       1 to        5 Years
(Dollars in thousands)                             3 Months      to 1 Year     5 Years      or Over        Total
-------------------------------------------------------------------------------------------------------------------
December 31, 2001
Interest-Earning Assets:
   Federal funds sold and other money market
     investments                                  $    1,464   $        -   $        -   $        -     $     1,464
   Mortgage loans held for sale                      748,463            -            -            -         748,463
   Securities available for sale                     114,257        3,577        9,013      237,801         364,648
   Loans, net of unearned income                   1,026,603      738,055    1,273,242      420,481       3,458,381
                                                  ----------   ----------   ----------   ----------     -----------
     Total interest-earning assets                $1,890,787   $  741,632   $1,282,255   $  658,282     $ 4,572,956
                                                  ==========   ==========   ==========   ==========     ===========

Interest-Bearing Liabilities:
   Deposits:
     NOW accounts                                 $        -   $        -   $  123,071   $   30,768     $   153,839
     Savings and money market accounts                32,074      377,763      313,614       96,223         819,674
     Certificates of deposit:
       Under $100,000                                192,006      423,649      187,861       15,705         819,221
       $100,000 or more                              355,439      265,366       93,995          539         715,339
                                                  ----------   ----------   ----------   ----------     -----------
         Total certificates of deposit               547,445      689,015      281,856       16,244       1,534,560
                                                  ----------   ----------   ----------   ----------     -----------
           Total interest-bearing deposits           579,519    1,066,778      718,541      143,235       2,508,073
   Short-term borrowings (2)                         176,500            -            -            -         176,500
   FHLB advances                                     360,000      125,000      118,503      697,215       1,300,718
   Long-term debt                                          -            -       13,500            -          13,500
                                                  ----------   ----------   ----------   ----------     -----------
     Total interest-bearing liabilities           $1,116,019   $1,191,778   $  850,544   $  840,450     $ 3,998,791
                                                  ==========   ==========   ==========   ==========     ===========

Interest rate sensitivity gap                     $  774,768   $ (450,146)  $  431,711   $(182,168)     $   574,165
As a percentage of total interest-earning assets       16.94%       (9.84)%       9.44%      (3.98)%          12.56%

Cumulative interest rate sensitivity gap          $  774,768   $  324,622   $  756,333   $ 574,165
As a percentage of total interest-earning assets       16.94%        7.10%       16.54%      12.56%

-------------------------------------------------------------------------------------------------------------------
December 31, 2000
Interest-Earning Assets:
   Federal funds sold and other money market
     investments                                  $    5,819   $        -   $        -   $        -     $     5,819
   Mortgage loans held for sale                      344,232       40,975            -            -         385,207
   Securities available for sale                     121,997       14,480       39,356       36,027         211,860
   Loans, net of unearned income                     836,903      695,158    1,697,884      541,731       3,771,676
                                                  ----------   ----------   ----------   ----------     -----------
     Total interest-earning assets                $1,308,951   $  750,613   $1,737,240   $  577,758     $ 4,374,562
                                                  ==========   ==========   ==========   ==========     ===========

Interest-Bearing Liabilities:
   Deposits:
     NOW accounts                                 $        -   $        -   $  120,381   $   30,095     $   150,476
     Savings and money market accounts                     -       82,874      422,320       84,862         590,056
     Certificates of deposit:
       Under $100,000                                250,733      393,950      253,972       17,880         916,535
       $100,000 or more                              367,466      356,505       79,448          531         803,950
                                                  ----------   ----------   ----------   ----------     -----------
         Total certificates of deposit               618,199      750,455      333,420       18,411       1,720,485
                                                  ----------   ----------   ----------   ----------     -----------
           Total interest-bearing deposits           618,199      833,329      876,121      133,368       2,461,017
   Short-term borrowings (2)                           1,729            -            -            -           1,729
   FHLB advances                                     640,751       87,000       33,503      622,259       1,383,513
   Long-term debt                                      9,000       25,000       13,500            -          47,500
                                                  ----------   ----------   ----------   ----------     -----------
     Total interest-bearing liabilities           $1,269,679   $  945,329   $  923,124   $  755,627     $ 3,893,759
                                                  ==========   ==========   ==========   ==========     ===========

Interest rate sensitivity gap                     $   39,272   $ (194,716)  $  814,116   $ (177,869)    $  480,803
As a percentage of total interest-earning assets         .90%       (4.45)%      18.61%       (4.07)%        10.99%

Cumulative interest rate sensitivity gap          $   39,272   $ (155,444)  $  658,672   $  480,803
As a percentage of total interest-earning assets         .90%       (3.55)%      15.06%       10.99%
-------------------------------------------------------------------------------------------------------------------

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

     The Company implemented Statement No. 133 effective January 1, 2001. The transition adjustments resulting from adopting Statement No. 133 were immaterial. The Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, are highly effective. Therefore, the impact of Statement No. 133 on net income was immaterial.

     In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These Statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001.

     At December 31, 2001, the Company's goodwill balance was $1.2 million and intangible asset balance was $6.6 million. As a result, the Company does not expect the adoption of these Statements to have a material impact on the financial position or results of operations.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                                  2001             2000
----------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                          $    75,270      $    76,558
Interest-earning deposits with banks                                   1,464            5,819
                                                                 -----------      -----------
     Cash and cash equivalents                                        76,734           82,377
Mortgage loans held for sale                                         748,463          385,207
Securities available for sale                                        364,648          211,860
Loans, net of unearned income                                      3,458,381        3,771,676
Less allowance for loan losses                                       (29,157)         (28,450)
                                                                 -----------      -----------
     Net loans                                                     3,429,224        3,743,226
Premises and equipment                                                30,858           36,094
Mortgage servicing rights                                              2,482           51,796
Other assets                                                          88,196          100,081
                                                                 -----------      -----------
     Total assets                                                $ 4,740,605      $ 4,610,641
                                                                 ===========      ===========

Liabilities
Noninterest-bearing deposits                                     $   245,395      $   267,509
Interest bearing deposits:
   NOW accounts                                                      153,839          150,476
   Savings and money market accounts                                 819,674          590,056
   Certificates of deposit                                         1,534,560        1,720,485
                                                                 -----------      -----------
     Total interest-bearing deposits                               2,508,073        2,461,017
                                                                 -----------      -----------
       Total deposits                                              2,753,468        2,728,526
Federal funds purchased and
   other short-term borrowings                                       176,500            1,729
FHLB advances                                                      1,300,718        1,383,513
Accrued expenses and other liabilities                               112,783          125,790
Long-term debt                                                        13,500           47,500
                                                                 -----------      -----------
     Total liabilities                                             4,356,969        4,287,058

Trust preferred securities and preferred stock of subsidiary          78,719           28,719

Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding                                             -                -
Common stock, $5 par value; 75,000,000 shares
   authorized; 53,166,000 and 54,366,000 shares
   issued and outstanding in 2001 and 2000, respectively             265,831          247,119
Capital surplus                                                       38,693           44,961
Retained earnings                                                      3,542            2,994
Accumulated other comprehensive loss                                  (3,149)            (210)
                                                                 -----------      -----------
     Total shareholders' equity                                      304,917          294,864
                                                                 -----------      -----------

     Total liabilities and shareholders' equity                  $ 4,740,605      $ 4,610,641
                                                                 ===========      ===========
----------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

------------------------------------------------------------------------------------------------------
Years Ended December 31
(Dollars in thousands, except per share data)                      2001           2000           1999
------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                                    $ 316,292      $ 333,667      $ 268,552
Interest on investment securities                                17,084         14,661         31,110
                                                              ---------      ---------      ---------
   Total interest income                                        333,376        348,328        299,662
                                                              ---------      ---------      ---------

Interest Expense
Interest on deposits:
   NOW accounts                                                   1,967          1,708          1,722
   Savings and money market accounts                             22,251         22,625         22,701
   Certificates of deposits                                      90,386         98,829         82,150
                                                              ---------      ---------      ---------
     Total interest expense on deposits                         114,604        123,162        106,573
Federal funds purchased, securities sold under agreements
   to repurchase and other short-term borrowings                  3,460          3,532          3,462
Interest on FHLB advances                                        70,252         83,552         57,616
Interest on long-term debt                                        1,451          3,434          3,745
                                                              ---------      ---------      ---------
   Total interest expense                                       189,767        213,680        171,396
                                                              ---------      ---------      ---------
   Net interest income                                          143,609        134,648        128,266
Provision for loan losses                                         8,700          6,500         11,650
                                                              ---------      ---------      ---------
   Net interest income after provision for loan losses          134,909        128,148        116,616
                                                              ---------      ---------      ---------


Noninterest Income
Mortgage loan production revenue                                 46,808         55,720         80,368
Net mortgage servicing (expense) revenue                           (127)         3,439          6,101
Service charges                                                   7,720          7,819          7,327
Investment securities gains (losses)                              1,425            109         (7,345)
Other noninterest income                                          3,558          3,751          6,232
Gain on sale of subsidiary                                       12,000              -              -
                                                              ---------      ---------      ---------
   Total noninterest income                                      71,384         70,838         92,683
                                                              ---------      ---------      ---------


Noninterest Expense
Salaries and employee benefits                                   64,377         72,538         83,161
Occupancy expense of premises                                    11,427         13,467         13,594
Equipment expense                                                 7,847          9,090          7,809
Other noninterest expenses                                       29,562         36,546         44,835
Restructuring costs to exit mortgage servicing business          19,000              -              -
Merger integration and restructuring (credit)                         -         (4,000)        31,521
                                                              ---------      ---------      ---------
     Total noninterest expense                                  132,213        127,641        180,920
                                                              ---------      ---------      ---------
Income before income taxes                                       74,080         71,345         28,379
Provision for income taxes                                       22,515         22,945         10,745
                                                              ---------      ---------      ---------
Income before dividends                                          51,565         48,400         17,634
Dividends on trust preferred securities and
     preferred stock of subsidiary                                3,655          2,723          2,723
                                                              ---------      ---------      ---------
Net Income                                                    $  47,910      $  45,677      $  14,911
                                                              =========      =========      =========


Basic earnings per share                                      $     .88      $     .84      $     .27
                                                              =========      =========      =========


Diluted earnings per share                                    $     .87      $     .83      $     .27
                                                              =========      =========      =========
------------------------------------------------------------------------------------------------------

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                          Number of                                        Other          Total
                                                           Common      Common     Capital   Retained   Comprehensive  Shareholders'
(In thousands, except per share data)                      Shares       Stock     Surplus   Earnings   Income (Loss)      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1999                                  40,712   $203,560   $ 22,130   $ 38,697      $  1,490       $265,877
Comprehensive income:
  Net income                                                                                  14,911                       14,911
  Unrealized holding losses on securities, net of
    $4,747 income tax benefit                                                                               (8,816)        (8,816)
  Reclassification adjustment for losses included in net
    income, net of $2,571 income tax benefit                                                                 4,774          4,774
                                                                                                          --------       --------
  Net unrealized losses on securities, net of tax                                                           (4,042)        (4,042)
                                                                                                                         --------
  Comprehensive income                                                                                                     10,869
Cash dividends declared ($.27 per share)                                                     (13,876)                     (13,876)
Awards of common stock under Incentive Stock Plan                                    (545)                                   (545)
Amortization of restricted stock                                                    1,012                                   1,012
10% common share dividend                                     4,121     20,605     15,703    (36,331)                         (23)
  Issuance of common shares:
  Through exercise of stock options                             470      2,347        564                                   2,911
  Through exercise of stock warrants                             30        152        (71)                                     81
  Through employee stock awards                                 193        965      1,495                                   2,460
Tax benefit relating to exercise of stock options and
  warrants and vesting of restricted stock                                            723                                     723
Repurchase of common shares                                    (240)    (1,200)    (1,848)                                 (3,048)
                                                           --------   --------   --------   --------      --------       --------
Balances at December 31, 1999                                45,286    226,429     39,163      3,401        (2,552)       266,441
Comprehensive income:
  Net income                                                                                  45,677                       45,677
  Unrealized holding gains on securities,
    net of $1,299 income tax expense                                                                         2,413          2,413
  Reclassification adjustment for gains included in net
    income, net of $38 income tax expense                                                                      (71)           (71)
                                                                                                          --------       --------
  Net unrealized losses on securities, net of tax                                                            2,342          2,342
                                                                                                                         --------
  Comprehensive income                                                                                                     48,019
Cash dividends declared ($.29 per share)                                                     (15,726)                     (15,726)
Awards of common stock under Incentive Stock Plan                                    (566)                                   (566)
Amortization of restricted stock                                                    1,133                                   1,133
10% common share dividend                                     4,507     22,535      7,823    (30,358)                           -
  Issuance of common shares:
  Through exercise of stock options                             331      1,654       (683)                                    971
  Through exercise of stock warrants                             21        104         46                                     150
  Through employee stock awards                                 201      1,005        970                                   1,975
Tax benefit relating to exercise of stock options and
  warrants and vesting of restricted stock                                            521                                     521
Repurchase of common shares                                    (922)    (4,608)    (3,446)                                 (8,054)
                                                           --------   --------   --------   --------      --------       --------
Balances at December 31, 2000                                49,424    247,119     44,961      2,994          (210)       294,864
Comprehensive income:
  Net income                                                                                  47,910                       47,910
  Unrealized holding losses on securities,
    net of $1,084 income tax benefit                                                                        (2,013)        (2,013)
  Reclassification adjustment for gains included in net
    income, net of $499 income tax expense                                                                    (926)          (926)
                                                                                                          --------       --------
  Net unrealized losses on securities, net of tax                                                           (2,939)        (2,939)
                                                                                                                         --------
  Comprehensive income                                                                                                     44,971
Cash dividends declared ($.32 per share)                                                     (17,163)                     (17,163)
Awards of common stock under Incentive Stock Plan                                    (795)                                   (795)
Amortization of restricted stock                                                    1,514                                   1,514
10% common share dividend                                     4,877     24,388      5,787    (30,199)                         (24)
  Issuance of common shares:
  Through exercise of stock options                             609      3,045      1,168                                   4,213
  Through exercise of stock warrants                             14         70         43                                     113
  Through employee stock awards                                  91        455        630                                   1,085
Tax benefit relating to exercise of stock options and
  warrants and vesting of restricted stock                                          1,555                                   1,555
Repurchase of common shares                                  (1,849)    (9,246)   (16,170)                                (25,416)
                                                           --------   --------   --------   --------      --------       --------
Balances at December 31, 2001                                53,166   $265,831   $ 38,693   $  3,542      $ (3,149)      $304,917
                                                           ========   ========   ========   ========      ========       ========

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                                2001             2000             1999
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                             $    47,910      $    45,677      $    14,911
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           8,554           10,406            9,302
     Amortization and impairment of mortgage servicing rights               20,433           13,974           12,157
     Net gains on sale of mortgage servicing rights                        (21,521)         (28,445)         (37,158)
     Net (gains) losses on sale of securities available for sale            (1,425)            (109)           7,345
     Net gains on sale of loans                                             (3,697)          (1,112)          (3,883)
     Net gain on sale of subsidiary                                        (12,000)               -                -
     Proceeds from sale of mortgage loans held for sale                  4,074,133        3,509,017        4,643,117
     Origination of mortgage loans held for sale                        (4,652,237)      (3,435,165)      (4,332,148)
     Decrease (increase) in other assets                                     7,668            3,858           (1,473)
     Increase (decrease) in other liabilities                               33,267            9,339          (24,353)
     Other, net                                                             (2,796)          (6,139)          (4,287)
                                                                       -----------      -----------      -----------
       Total adjustments                                                  (549,621)          75,624          268,619
                                                                       -----------      -----------      -----------
       Net cash (used in) provided by operating activities                (501,711)         121,301          283,530


Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale                        176,764           41,373          498,089
Proceeds from maturities/payments of
   securities available for sale                                            12,197           24,651          325,183
Purchases of securities available for sale                                (344,303)         (67,838)        (251,959)
Purchases of securities held to maturity                                         -                -         (121,561)
Proceeds from sale of consumer loans                                        39,485           56,400                -
Proceeds from sale of commercial and residential real estate loans         182,018          115,541          174,249
Net decrease (increase) in loans made to customers                          95,395         (566,961)        (995,420)
Proceeds from sale of subsidiary and payments received
     on related borrowings                                                 193,248                -                -
Proceeds from sale of mortgage servicing rights                             96,994           63,887           75,953
Additions to mortgage servicing rights                                     (49,768)         (40,647)         (53,975)
                                                                       -----------      -----------      -----------
       Net cash provided by (used in) investing activities                 402,030         (373,594)        (349,441)

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits                                   24,942          115,476          (29,781)
Net increase (decrease) in short-term borrowings                           174,771          (55,514)         (39,695)
Net (decrease) increase in short-term FHLB advances                        (70,000)        (202,000)         549,000
Proceeds from long-term FHLB advances                                      160,000          635,302           35,000
Payments on long-term FHLB advances                                       (172,795)        (222,000)        (398,360)
Payments on long-term debt                                                 (34,000)               -           (4,694)
Net proceeds from issuance of trust preferred securities                    47,963                -                -
Net proceeds from issuance of common shares                                  5,411            3,096            5,452
Repurchase of common shares                                                (25,416)          (8,054)          (3,048)
Dividends paid on common shares                                            (16,838)         (15,397)         (11,914)
                                                                       -----------      -----------      -----------
       Net cash provided by financing activities                            94,038          250,909          101,960
                                                                       -----------      -----------      -----------

Net (decrease) increase in cash and cash equivalents                        (5,643)          (1,384)          36,049
Cash and cash equivalents at beginning of year                              82,377           83,761           47,712
                                                                       -----------      -----------      -----------
Cash and cash equivalents at end of year                               $    76,734      $    82,377      $    83,761
                                                                       ===========      ===========      ===========
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                                            $   198,245      $   210,304      $   169,692
   Income taxes                                                             27,832           22,273           13,607

Supplemental Schedule of Non-Cash Investing Activities:
   Portfolio loan charge-offs                                          $     8,967      $     6,530      $     7,400
   Transfer of securities held to maturity to securities
       available for sale                                              $         -      $         -      $    58,476
---------------------------------------------------------------------------------------------------------------------

See accompanying notes

Notes to Consolidated Financial Statements

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has three primary lines of business: commercial banking, retail banking and mortgage banking. The Company's bank subsidiary, Republic Bank, offers financial products to consumers and businesses through its 97 retail, commercial and mortgage banking branches located in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

Principles of Consolidation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Republic Bancorp Inc., its wholly-owned bank subsidiary, Republic Bank (including its wholly-owned subsidiaries, D&N Capital Corporation, Quincy Investment Services, Inc., and CAS Properties, Inc.) and Republic Capital Trust
I. The consolidated financial statements also include the operations of Republic Bank's 80% majority owned mortgage company subsidiary, Market Street Mortgage Corporation, through June 29, 2001, when the subsidiary was sold. Therefore, the consolidated balance sheet as of December 31, 2001 does not include Market Street Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost basis of mortgage loans held for sale is adjusted by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

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

Allowance for Loan Losses

     The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

     SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are impaired. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

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

     Each element of the risk allocated allowance for December 31, 2001, 2000 and 1999 was determined by applying the following risk percentages to each grade of loan: Pass - .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention - 2.5% to 5%; Substandard - 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. In addition, the Officer Loan Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $500,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grade for its loan portfolio on a monthly basis and computes the allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the risk allocated or specific allocated allowance.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms. Long-lived assets held for use, held for disposal and goodwill are measured for impairment and are accounted for under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

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

Goodwill and Core Deposit Intangibles

     The excess of cost over the fair value of net assets acquired is included in other assets and was amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 to 15 years. As of January 1, 2002, in accordance with Statement No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but will be reviewed annually for impairment. Core deposit intangibles will continue to be amortized.

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

     The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion No. 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock totaled $558,000 at December 31, 2001 and is a reduction to capital surplus.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits with banks, federal funds sold and other short-term investments with maturities less than 90 days.

Note 2.  Acquisitions and Divestitures

     On June 29, 2001, the Company sold its 80% majority-owned subsidiary, Market Street Mortgage Corporation to NetBank, Inc. The Company received $4.9 million in cash and NetBank stock valued at $17.6 million. During the fourth quarter of 2001, the Company sold its entire investment in NetBank, Inc. stock for total proceeds of $17.2 million. In total, the Company received $22.1 million in consideration for the sale of Market Street. Net of the Company's investment in the subsidiary and transaction costs, the Company's pre-tax gain on the sale of Market Street was $12 million.

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

       The effect on the results of operations for the period prior to the combination is as follows:

--------------------------------------------------------------------------------
For the Three Months Ended                                Basic        Diluted
March 31, 1999 (Unaudited)        Total        Net      Earnings      Earnings
(In thousands)                   Revenue     Income   Per Share(1)  Per Share(1)
--------------------------------------------------------------------------------
   Republic Bancorp Inc.        $  60,052   $ 6,136      $  .19         $ .19
   D&N Financial Corporation       39,312     4,019         .43           .42
                                ---------   -------
     Total                      $  99,364   $10,155
                                =========   =======
--------------------------------------------------------------------------------

(1) Republic Bancorp Inc. per share amounts presented have been adjusted to reflect the issuance of stock dividends or splits effected in the form of stock dividends.

Notes to Consolidated Financial Statements

Note 3.  Merger Integration and Restructuring Charge

     Prior to the merger with D&N Financial Corporation on May 17, 1999, the Company formulated a merger integration and restructuring plan. In connection with this plan, the Company recorded $31.5 million ($22.0 million after tax) in merger integration and restructuring charges. Actions incorporated in the business combination and restructuring plan were targeted for implementation over a 12 - 18 month period following the merger. The merger integration and restructuring costs included appropriate accruals, reserves and charges for severance and employee benefit accruals, professional fees, branch closings and real estate transactions, systems and other charges.

     Severance and employee benefit accruals consisted primarily of severance and benefits costs for separated employees that resulted from the elimination of duplicate functions such as finance, investor relations, human resources, operations and marketing. The expected net reduction of approximately 200 full-time positions represented 13% of the combined workforce of Republic Bank and D&N Bank. As of December 31, 2000 and 1999, 200 and 51 positions, respectively, were eliminated under the merger integration and restructuring plan. Professional fees represent investment banking fees, and accounting and legal fees associated with the merger transaction. Branch closings and real estate transactions primarily represented the costs associated with the estimated closing of 6 offices and the divestiture of identified banking facilities related to the consolidation of operations. The Company also recorded write-downs of certain fixed assets in conjunction with the merger. The impairment of these assets was included in the $8.7 million charge for branch closings and real estate transactions. Systems charges included the expenses expected from the integration of the two banking systems which was completed in the fourth quarter of 2000. Other merger-related costs included various transaction costs.

     During the fourth quarter of 2000, the Company completed its integration and restructuring plan when Republic Bank and D&N Bank combined charters and converted to a common computer system. The total integration and restructuring costs incurred were $4 million less than the previously estimated costs. Therefore, the Company recorded a merger integration and restructuring credit of $4 million in the fourth quarter of 2000. Total severance and employee benefit accruals, branch closings and real estate transactions, and system costs incurred were $1.2 million, $1.8 million and $1.0 million, respectively, less than estimated when establishing the initial merger integration and restructuring reserves. Severance and employee benefits costs were less as a result of employees leaving prior to the date severance payments were required and benefit costs being less than anticipated. Branch closings and real estate transactions were less as a result of closing only 3 offices from the original estimate of 6 due to the re-evaluation of retail bank locations and revised appraisals on the value of impaired assets as a result of a change in circumstances. System charges were less than anticipated as a result of efficiencies associated with combining D&N Bank and Republic Bank to a common banking system resulting in actual costs being less than the initial reserve.

     The following table provides details of the pre-tax merger integration and restructuring charge by type of cost recorded in 2000 and 1999 and the reserve balance remaining at December 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------
                                                           Amount     Reserve    Amount       Amount     Reserve
                                              Initial     Utilized    Balance   Utilized     Reversed    Balance
(In thousands)                                 Reserve     in 1999   12/31/99    in 2000      in 2000   12/31/00
-------------------------------------------------------------------------------------------------------------------
Type of Costs:
   Severance and employee benefit
      accruals                               $ 10,446   $    7,986   $  2,460   $  1,274     $(1,186)    $     -
   Professional fees                            5,133        4,963        170        170           -           -
   Branch closings and real estate
      transactions                              8,652        6,140      2,512        728      (1,784)          -
   Systems                                      2,201           26      2,175      1,145      (1,030)          -
   Other                                        5,089        5,089          -          -           -           -
                                             --------   ----------   --------   --------     -------     -------
     Total merger integration and
       restructuring charge                  $ 31,521   $   24,204   $  7,317   $  3,317     $(4,000)    $     -
                                             ========   ==========   ========   ========     =======     =======
-------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 4.  Securities Available for Sale

     Information regarding the Company's securities available for sale portfolio follows:

-------------------------------------------------------------------------------------------------------------------
                                                                              Gross          Gross       Estimated
                                                             Amortized     Unrealized     Unrealized       Fair
(In thousands)                                                 Cost           Gains         Losses         Value
-------------------------------------------------------------------------------------------------------------------
December 31, 2001:
   U.S. Treasury and Government agency securities           $    8,576    $        8     $      188      $    8,396
   Collateralized mortgage obligations                          49,515           121            307          49,329
   Mortgage-backed securities                                    1,913            39              -           1,952
   Municipal and other securities                              230,393           207          4,724         225,876
                                                            ----------    ----------     ----------      ----------
     Total debt securities                                     290,397           375          5,219         285,553
   Equity securities and investment in FHLB                     79,095             -              -          79,095
                                                            ----------    ----------     ----------      ----------
     Total securities available for sale                    $  369,492    $      375     $    5,219      $  364,648
                                                            ==========    ==========     ==========      ==========

December 31, 2000:
   U.S. Treasury and Government agency securities           $   12,516    $       65     $       87      $   12,494
   Collateralized mortgage obligations                          88,727             4            482          88,249
   Mortgage-backed securities                                   19,941            10             82          19,869
   Municipal and other securities                               14,263           249              -          14,512
                                                            ----------    ----------     ----------      ----------
     Total debt securities                                     135,447           328            651         135,124
   Equity securities and investment in FHLB                     76,736             -              -          76,736
                                                            ----------    ----------     ----------      ----------
     Total securities available for sale                    $  212,183    $      328     $      651      $  211,860
                                                            ==========    ==========     ==========      ==========
-------------------------------------------------------------------------------------------------------------------

         The amortized cost and estimated market value of securities available for sale at December 31, 2001, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations are approximately 1.2 years. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

---------------------------------------------------------------------------------------------------------------------------------
December 31, 2001             Due Within             One to              Five to              After
(Dollars in thousands)         One Year            Five Years           Ten Years           Ten Years              Total
---------------------------------------------------------------------------------------------------------------------------------
                                    Estimated           Estimated            Estimated           Estimated             Estimated
                          Amortized  Market   Amortized  Market    Amortized  Market   Amortized  Market    Amortized   Market
                             Cost     Value      Cost     Value       Cost     Value      Cost     Value       Cost      Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
   Government agency
   securities             $      -  $      -  $    254  $     255  $      -  $      -  $   8,322  $   8,141  $   8,576  $   8,396
Collateralized mortgage
   obligations                   -         -         -          -         -         -     49,515     49,329     49,515     49,329
Mortgage-backed securities       -         -         -          -         -         -      1,913      1,952      1,913      1,952
Municipal and other
   securities                  104       105       227        236     2,042     2,156    228,020    223,379    230,393    225,876
Equity securities and
    investment in FHLB      79,095    79,095         -          -         -         -          -          -     79,095     79,095
                          --------  --------  --------  ---------  --------  --------  ---------  ---------  ---------  ---------
   Total securities
      available for sale  $ 79,199  $ 79,200  $    481  $     491  $  2,042  $  2,156  $ 287,770  $ 282,801  $ 369,492  $ 364,648
                          ========  ========  ========  =========  ========  ========  =========  =========  =========  =========
---------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

         Sales of investment securities resulted in the following realized gains and losses:

-------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                  2001         2000          1999
-------------------------------------------------------------------------------

Proceeds from sales                       $  176,764    $  41,373    $  498,089
Realized gains (losses):
   Securities gains                       $    1,809    $     119    $    2,420
   Securities losses                            (384)         (10)       (9,765)
                                          ----------    ----------   ----------
     Net securities gains (losses)        $    1,425    $     109    $   (7,345)
                                          ===========   ==========   ==========
-------------------------------------------------------------------------------

         Securities with a carrying value of approximately $8.4 million and $58.7 million at December 31, 2001 and 2000, respectively, were pledged to secure certain securities sold under agreements to repurchase and public deposits as required by law.

Note 5.  Loans

     Information regarding the Company's loan portfolio follows:

-------------------------------------------------------------------------------
December 31
(In thousands)                                               2001          2000
-------------------------------------------------------------------------------
Commercial:
   Commercial and industrial                          $    68,428   $    79,544
   Real estate construction                               250,040       211,754
   Commercial real estate mortgages                     1,044,594       840,994
                                                      -----------   -----------
     Total commercial loans                             1,363,062     1,132,292
Residential real estate mortgages                       1,511,831     1,964,394
Installment loans                                         583,488       674,990
                                                      -----------   -----------
     Total loans, net of unearned income              $ 3,458,381   $ 3,771,676
                                                      ===========   ===========
-------------------------------------------------------------------------------

     A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2001, approximately 69% of outstanding portfolio loans were concentrated in Michigan and 18% in Ohio. At December 31, 2001, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Note 6.  Allowance for Loan Losses and Impaired Loans

     An analysis of changes in the allowance for loan losses follows:

-------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                       2001       2000       1999
-------------------------------------------------------------------------------

Balance at beginning of year                     $ 28,450   $ 27,128   $ 21,446
Loans charged off                                  (8,967)    (6,530)    (7,400)
Recoveries on loans previously charged off            974      1,352      1,432
                                                 --------   --------   --------
   Net loans charged off                           (7,993)    (5,178)    (5,968)
Provision for loan losses                           8,700      6,500     11,650
                                                 --------   --------   --------
Balance at end of year                           $ 29,157   $ 28,450   $ 27,128
                                                 ========   ========   ========

Amount of balance at end of year:
   Related to impaired loans                     $      -   $      -   $      -
   Related to all other loans                    $ 29,157   $ 28,450   $ 27,128
-------------------------------------------------------------------------------

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

     The following impaired loans were included in non-performing loans, which totaled $28.2 million and $21.1 million at December 31, 2001 and 2000, respectively:

-------------------------------------------------------------------------------------------------------------------
December 31
 (In thousands)                                                                2001           2000            1999
-------------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans for the year                 $   6,677      $   6,487       $   4,378

Gross recorded investment in impaired loans (year-end)                     $   6,413      $   5,499       $   4,651
   Impaired loans requiring a specific allocated allowance                         -              -               -
   Specific impairment allowance                                                   -              -               -

Interest income recognized on impaired loans                               $     946      $     600       $     249
-------------------------------------------------------------------------------------------------------------------

     An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Note 7.  Mortgage Servicing Rights

     Activity related to the Company's mortgage servicing rights is as follows:

-------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                     2001        2000        1999
-------------------------------------------------------------------------------

Balance at beginning of year                   $ 51,796    $ 67,290    $ 64,267
Additions                                        49,768      40,647      53,975
Sales                                           (78,649)    (42,167)    (38,795)
Amortization expense                             (4,368)     (9,774)    (12,245)
Impairment reserve                                    -      (4,200)         88
Permanent write down to market value            (16,065)          -           -
                                               ---------   ---------   --------
Balance at end of year                         $  2,482    $ 51,796    $ 67,290
                                               ========    ========    ========

Estimated fair value at end of year            $  2,482    $ 51,796    $ 70,783
                                               ========    ========    ========
-------------------------------------------------------------------------------

Mortgage Servicing Activity

     The Company expects to sell mortgage servicing rights concurrently with the sale of the underlying mortgage loans. As a loan servicer, the Company is responsible for collecting and remitting monthly principal and interest payments, performing certain escrow services and conducting other duties related to the administration of the loans within the servicing portfolio. The Company's mortgage servicing portfolio totaled $189 million at December 31, 2001 and consisted of approximately 1,900 loans. At December 31, 2000, the mortgage servicing portfolio was $2.2 billion and consisted of approximately 26,000 loans.

Notes to Consolidated Financial Statements

     Amortization of mortgage servicing rights, including the write-down of mortgage servicing rights to market value and impairment reserves, totaled $20.4 million in 2001, compared to $14.0 million in 2000 and $12.2 million in 1999. As discussed earlier, at the end of the first quarter of 2001, the Company elected to exit the mortgage servicing business. Accordingly, the Company recorded a write-down of mortgage servicing rights of $16.1 million to reflect the current market value of the servicing portfolio. In addition, transaction costs associated with the sale of the servicing portfolio were $2.0 million and costs associated with winding down the servicing operations were $900,000. A sale agreement regarding Market Street's mortgage servicing portfolio was subsequently signed in April 2001 with an unaffiliated company and the Company completed the sale during the second quarter. The significant decrease in the value of the servicing portfolio from December 31, 2000 to March 31, 2001 was a result of dramatic increases in the prepayment speed assumptions (PSA) during the first quarter of 2001, as well as an over 120 basis point decrease in the earnings rate received on escrow balances. These changes were a result of the decline in short-term interest rates occurring during the quarter due to the Federal Reserve Board's action to lower the federal funds rate. After selling Market Street's servicing portfolio, there was no impairment reserve at December 31, 2001.

     At December 31, 2000, the weighted average PSA increased from the 1999 weighted average PSA. The increase in the PSA was a result of the increase in residential mortgage loan refinance activity at the end of 2000 compared to 1999. Therefore, the Company increased its valuation allowance of mortgage servicing rights $4.2 million in 2000. The Company's impairment reserve as of December 31, 2000 was $6.6 million compared to $2.4 million at December 31, 1999.

     At December 31, 2001 and 2000, the Company was responsible for $34.3 million and $76.4 million, respectively, of escrow funds on behalf of mortgagors. Escrow funds are generally held in custody at Republic Bank and are included in noninterest-bearing deposits on the consolidated balance sheets.


Note 8.  Premises and Equipment

     Premises and equipment consisted of the following:

-------------------------------------------------------------------------------
December 31
(In thousands)                                               2001          2000
-------------------------------------------------------------------------------

Land                                                     $  3,539      $  3,632
Furniture, fixtures and equipment                          47,499        52,727
Buildings and improvements                                 24,186        25,279
                                                         --------      --------
                                                           75,224        81,638
Less accumulated amortization and depreciation            (44,366)      (45,544)
                                                         --------      --------
   Premises and equipment                                $ 30,858      $ 36,094
                                                         ========      ========
--------------------------------------------------------------------------------

     The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2001, 2000 and 1999 totaled $5.7 million, $8.6 million and $9.9 million, respectively.

     As of December 31, 2001, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

--------------------------------------------------------------------------------
                                                                     Operating
Year Ending                                                       Lease Payments
--------------------------------------------------------------------------------

2002                                                                  $    3,440
2003                                                                       2,765
2004                                                                       2,216
2005                                                                       1,927
2006                                                                       1,464
2007 and thereafter                                                        3,178
                                                                      ----------
     Total minimum lease payments required                            $   14,990
                                                                      ==========
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 9.  Short-Term Borrowings

     Short-term borrowings were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                               Average                     Average       Maximum
                                                Ending          Rate         Average        Rate         Month-End
(Dollars in thousands)                          Balance      At Year-End     Balance     During Year      Balance
-------------------------------------------------------------------------------------------------------------------
December 31, 2001
Federal funds purchased                        $176,000        1.80%       $  90,290       3.47%          $ 176,000
Other short-term borrowings                         500        1.50            6,140       5.28              11,012
                                               --------        ----        ---------       ----           ---------
   Total short-term borrowings                 $176,500        1.80%       $  96,430       3.54%          $ 187,012
                                               ========        ====        =========       ====           =========
-------------------------------------------------------------------------------------------------------------------
December 31, 2000
Federal funds purchased                        $      -           -%       $  53,687       6.44%          $  95,000
Other short-term borrowings                       1,729        6.25            1,360       5.59               1,729
                                               --------        ----        ---------       ----           ---------
   Total short-term borrowings                 $  1,729        6.25%       $  55,047       6.42%          $  96,729
                                               ========        ====        =========       ====           =========
-------------------------------------------------------------------------------------------------------------------

     Federal funds purchased mature within one day following the transaction date. At December 31, 2001, Republic Bank had $85.5 million of unused lines of credit available with third parties for federal funds purchased. Other short-term borrowings at December 31, 2001 and 2000 were comprised of treasury, tax and loan demand notes.

     In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2001 or 2000. The agreement expires on December 28, 2002.

Note 10. FHLB Advances

     FHLB advances outstanding as of December 31, 2001 and 2000 are presented below. Classifications are based on original maturities.

-------------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                      2001                                   2000
-------------------------------------------------------------------------------------------------------------------
                                                                  Average                                 Average
                                                   Ending         Rate at                  Ending         Rate at
                                                  Balance        Year-End                 Balance        Year-End
-------------------------------------------------------------------------------------------------------------------
Short-term FHLB advances                       $    485,000         2.69%               $   555,000         6.08%
Long-term FHLB advances                             815,718         5.59                    828,513         5.82
                                               ------------         ----                -----------         ----
     Total FHLB advances                       $  1,300,718         4.51%               $ 1,383,513         5.92%
                                               ============         ====                ===========         ====
-------------------------------------------------------------------------------------------------------------------

     Republic Bank routinely borrows short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $113.7 million available in unused borrowings with the FHLB at December 31, 2001.

     The principal maturities of long-term FHLB advances outstanding at December 31, 2001 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                                            Amount
--------------------------------------------------------------------------------
2002                                                                  $        -
2003                                                                      55,000
2004                                                                           -
2005                                                                      33,503
2006                                                                      30,000
2007 and thereafter                                                      697,215
                                                                      ----------
   Total                                                              $  815,718
                                                                      ==========
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

Note 11. Long-Term Debt

     Obligations with original maturities of more than one year and the principal maturities of long-term debt outstanding consisted of the following:

--------------------------------------------------------------------------------
December 31
(Dollars in thousands)                                        2001          2000
--------------------------------------------------------------------------------

7.17% Senior Debentures due 2001                         $       -     $  25,000
6.75% Senior Debentures due 2001                                 -         9,000
6.95% Senior Debentures due 2003                            13,500        13,500
                                                         ---------     ---------
   Total long-term debt                                  $  13,500     $  47,500
                                                         =========     =========
--------------------------------------------------------------------------------

7.17% Senior Debentures Due 2001

     These senior debentures were issued through a private offering in March 1994 and matured on April 1, 2001. Interest was payable at a stated rate semi-annually on April 1 and October 1 of each year.

6.75% and 6.95% Senior Debentures Due 2001 and 2003

     In January 1996, the Company completed a private offering of $22.5 million of Senior Debentures, of which $9.0 million matured on January 15, 2001 and $13.5 million will mature on January 15, 2003. Interest is payable at the stated rate semi-annually on April 1 and October 1 of each year.

Note 12. Trust Preferred Securities and Preferred Stock of Subsidiary

     D&N Capital Corporation, a subsidiary of Republic Bank, is a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and is a Real Estate Investment Trust. Republic Bank owns all shares of common stock of D&N Capital Corporation. On July 17, 1997, D&N Capital Corporation sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share. The Series A preferred shares are generally not redeemable prior to July 21, 2002. On or after July 21, 2002, the Series A preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25.00 per share. The preferred shares are treated as Tier 1 Capital by the Company and are traded on The Nasdaq Stock Market(R) under the symbol DNFCP. During both 2001 and 2000, D&N Capital Corporation declared and paid preferred dividends totaling $2.72 million.

     In October 2001, Republic Capital Trust I, a Delaware business trust and newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time after December 30, 2006, subject to regulatory approval. The preferred securities are treated as Tier 1 Capital by the Company and trade on The Nasdaq Stock Market(R) under the symbol RBNCP. The Company used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock.

Note 13. Shareholders' Equity

     On October 18, 2001, the Board of Directors declared a 10% stock dividend distributed on December 3, 2001 to shareholders of record on November 9, 2001. On October 19, 2000, the Board of Directors declared a 10% stock dividend distributed on December 1, 2000 to shareholders of record on November 10, 2000. On November 18, 1999 the Board of Directors declared a 10% stock dividend distributed on January 7, 2000 to shareholders of record on December 3, 1999. Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

     The Company repurchased 1,849,000, 922,000, and 240,000 shares of common stock in 2001, 2000 and 1999, respectively. On February 20, 2001, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company's outstanding common shares. On October 18, 2001, the Board of Directors amended the 2001 Stock Repurchase Program to allow for the repurchase of up to 3,300,000 shares. The program commenced at the conclusion of the 1999 stock repurchase program that the Board of Directors approved on November 18, 1999 authorizing the repurchase of up to 1,100,000 shares of the Company's outstanding common shares. As of December 31, 2001, there were 1,635,000 shares available for repurchase under the program.

Notes to Consolidated Financial Statements

Note 14. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands, except per share data)               2001(1)         2000(1)         1999(1)
----------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:

     Net income                                         $    47,910     $    45,677     $    14,911
                                                        ===========     ===========     ===========

Denominator:
   Denominator for basic earnings per share-
     weighted-average shares                             54,224,956      54,546,064      54,641,613

     Effect of dilutive securities:
       Employee stock options                               742,351         321,225         673,646
       Warrants                                              52,707          22,506          54,089
                                                        -----------     -----------     -----------
         Dilutive potential common shares                   795,058         343,731         727,735

   Denominator for diluted earnings per share-
     adjusted weighted-average shares for
     assumed conversions                                 55,020,014      54,889,795      55,369,348
                                                        ===========     ===========     ===========

Basic earnings per share                                $       .88     $       .84     $       .27
                                                        ===========     ===========     ===========

Diluted earnings per share                              $       .87     $       .83     $       .27
                                                        ===========     ===========     ===========
----------------------------------------------------------------------------------------------------

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

Stock Options

     The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was adopted effective February 19, 1998, and amended April 26, 2000, authorizes the issuance of up to 2,873,750 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 2,873,750 options to purchase common shares under the 1998 Stock Option Plan, up to 1,331,000 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2001 and 2000, options available for future grant under the 1998 Stock Option Plan totaled 913,245 and 1,250,729, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 360,528 and 338,996 at December 31, 2001 and 2000, respectively.

     D&N Financial Corporation previously had stock option plans authorizing the issuance of up to 2,430,428 options to purchase common shares. Options are generally exercisable according to a two year vesting period from the date of grant. The term on any option does not exceed ten years from the date of grant. At the merger consummation date of May 17, 1999, 1,475,732 issued options, adjusted for the exchange, remained outstanding under the plans. At December 31, 2001 and 2000, there were no options available for future grant as the D&N Financial Corporation plans were discontinued upon consummation of the merger with the Company.

Notes to Consolidated Financial Statements

     The following table presents stock option activity for the years indicated:

-------------------------------------------------------------------------------------------------------------------

Year Ended December 31                     2001                       2000                           1999
-------------------------------------------------------------------------------------------------------------------
                                                  Weighted-                   Weighted-                   Weighted-
                                                   Average                     Average                     Average
                                     Number of    Exercise      Number of     Exercise      Number of     Exercise
                                      Options       Price        Options        Price        Options        Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year   3,959,225      $ 8.30       3,930,155      $  7.90      3,149,214       $ 6.68
   Granted                           516,069       11.51         748,162         8.59      1,493,342         9.23
   Exercised                        (652,248)       6.40        (396,650)        3.71       (624,907)        4.68
   Canceled                         (208,171)       9.23        (322,442)        9.72        (87,494)        9.98
                                   ---------      ------       ----------     -------      ---------       ------
Outstanding at end of year         3,614,875      $ 9.06       3,959,225      $  8.30      3,930,155       $ 7.90
                                   =========      ======       =========      =======      =========       ======
-------------------------------------------------------------------------------------------------------------------

     Additional information regarding stock options outstanding and exercisable at December 31, 2001 is provided in the following table:

-------------------------------------------------------------------------------------------------------------------
                                                                     Options Outstanding and Exercisable
                                                          ---------------------------------------------------------
                                                                                    Weighted
                                                                                     Average              Weighted
                                                                                    Remaining              Average
                                                                                   Contractual            Exercise
Range of Exercise Prices                                     Shares               Life (Years)              Price
-------------------------------------------------------------------------------------------------------------------
   $ 2.84     -   $ 6.76                                     593,274                  4.1                $    5.15
   $ 7.04     -   $ 8.85                                     634,865                  7.6                     8.29
   $ 9.20     -   $ 9.20                                     789,065                  7.4                     9.20
   $ 9.25     -   $10.06                                     519,949                  7.0                     9.44
   $10.24     -   $11.48                                     872,382                  7.8                    11.28
   $11.50     -   $12.63                                     198,401                  6.6                    11.66
   $13.88     -   $13.88                                       6,939                  9.6                    13.88
-------------------------------------------------------------------------------------------------------------------

   $ 2.84     -   $13.88                                   3,614,875                  6.9                $    9.06
===================================================================================================================

Voluntary Management Stock Accumulation Program

     Under the Voluntary Management Stock Accumulation Program, which was adopted by the Company on February 19, 1998, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 166,375 common shares per year for sale as program shares, subject to an overall maximum of 665,500 shares while the Program is in effect. Consequently, an annual maximum of 332,750 common shares is authorized for tandem stock options (subject to an overall maximum of 1,331,000 stock option shares). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2001, common shares and tandem stock options available for future grant totaled 204,347 and 408,694, respectively. At December 31, 2000, common shares and tandem stock options available for future grant totaled 295,998 and 591,996, respectively.

Notes to Consolidated Financial Statements

Stock Warrants

     The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants are granted at exercise prices equal to the market value of the Company's common stock on the date of grant, are immediately exercisable, and have maximum contractual lives of ten years. In 2001, 28,050 warrants were issued, compared to 32,670 warrants in 2000 and 41,927 warrants in 1999. At December 31, 2001, 231,992 warrants were outstanding with exercise prices ranging from $4.10 to $12.74.

Incentive Stock Plan

     The Company's Incentive Stock Plan authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2001, the maximum number of authorized shares allowed for grant totaled 2,658,312. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2001 and 2000, 240,353 and 402,750 common shares, respectively, have been awarded and are still subject to restrictions under the incentive stock plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $825,000 in 2001, $968,000 in 2000 and $838,000 in
1999. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 2001, 70,184 restricted shares were issued, compared to 70,103 in 2000 and 59,690 in 1999. The weighted average grant-date fair value of restricted shares issued in 2001 was $11.33.

Pro Forma Disclosures

     For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model: an expected volatility factor of 47.1%; an expected dividend yield of 2.45%; a risk-free interest rate of 4.30%; and an expected life of the option of 5.2 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 2001, 2000 and 1999 was $4.39, $3.67 and $1.77, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands, except per share data)                                       2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Net income (as reported)                                               $  47,910        $  45,677         $  14,911
Net income (pro forma)                                                    46,358           43,818            13,146

Basic earnings per share (as reported)                                 $     .88        $     .84         $     .27
Basic earnings per share (pro forma)                                         .85              .80               .24

Diluted earnings per share (as reported)                               $     .87        $     .83         $     .27
Diluted earnings per share (pro forma)                                       .84              .80               .24
-------------------------------------------------------------------------------------------------------------------


Note 16. Employee Benefit Plans

     The Company maintains a 401(k) plan for its employees. The employer contributions to the plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 2001, 2000 and 1999 totaled $2.0 million, $2.2 million, and $2.3 million, respectively.

Notes to Consolidated Financial Statements

Note 17.   Other Noninterest Expense

     The two largest components of other noninterest expense were as follows:

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31
(In thousands)                                                       2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------
Voice and data communications                                   $   3,988            $   5,215            $   6,188
Data processing                                                     2,056                5,857                5,684
-------------------------------------------------------------------------------------------------------------------

Note 18. Income Taxes

     The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2001, 2000, and 1999 are as follows.

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                       2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------
Current income tax expense                                      $  25,912            $  20,409            $  19,083
Deferred income tax expense (benefit)                              (3,397)               2,536               (8,338)
                                                                ----------           ---------            ---------
     Total income tax expense                                   $  22,515            $  22,945            $  10,745
                                                                =========            =========            =========
-------------------------------------------------------------------------------------------------------------------

     A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        2001                           2000
-------------------------------------------------------------------------------------------------------------------
                                                                    Deferred                       Deferred
                                                               Asset       Liability         Asset        Liability
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                    $  9,819       $      -       $ 10,033        $      -
Mortgage servicing rights amortization                              -              -            396               -
Originated mortgage servicing rights                                -            700              -           9,025
Deferred loan origination fees and costs, net                       -          9,527              -           7,012
Impairment reserve for mortgage servicing rights                    -              -          2,183               -
Deferred compensation contributions and gains                   2,420              -          2,493               -
Restricted stock amortization                                     847              -            997               -
Depreciation/amortization                                           -            480              -           1,092
Stock dividends on FHLB stock                                       -          1,162              -           1,143
Purchase accounting adjustment amortization                        24              -              -              18
Unrealized loss on securities available for sale                1,695              -            113               -
Loan mark-to-market adjustment                                  1,703              -            876               -
Other temporary differences                                        53            337            947             372
                                                             --------       --------       --------        --------
     Total deferred taxes                                    $ 16,561       $ 12,206       $ 18,038        $ 18,662
                                                             ========       ========       ========        ========
-------------------------------------------------------------------------------------------------------------------

     Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
Year ended December 31
(Dollars in thousands)                                  2001                   2000                    1999
-------------------------------------------------------------------------------------------------------------------
                                                 Amount     Rate          Amount     Rate          Amount     Rate
-------------------------------------------------------------------------------------------------------------------
Statutory tax rate                            $  24,649     35.0%      $  24,018     35.0%      $   8,980     35.0%
Amortization of goodwill                             87       .1              87       .1              87       .3
Net tax exempt interest income                   (2,152)    (3.0)           (123)     (.2)           (142)     (.6)
Merger integration and restructuring charge           -        -               -        -           1,550      6.1
Other, net                                          (69)     (.1)         (1,037)    (1.5)            270      1.1
                                              ---------     ----       ---------     ----       ---------     ----
     Provision for income taxes               $  22,515     32.0%      $  22,945     33.4%      $  10,745     41.9%
                                              =========     ====       =========     ====       =========     ====
-------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

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

     A summary of related loan activity for the years ended December 31, 2001, 2000 and 1999 follows:

--------------------------------------------------------------------------------
(In thousands)                                 2001          2000          1999
--------------------------------------------------------------------------------
Balance at beginning of the year           $ 14,456      $  8,157      $  2,876
     New loans and advances                   2,435         8,641         5,382
     Repayments                              (1,357)       (2,342)         (101)
                                           --------      --------      --------
Balance at end of year                     $ 15,534      $ 14,456      $  8,157
                                           ========      ========      ========
--------------------------------------------------------------------------------

Note 21. Segment Information

     The Company's operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in 55 offices of Republic Bank. As discussed in Note 1, Market Street Mortgage was sold in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company exited the mortgage servicing business and separately sold its mortgage servicing portfolio. Prior to 2001, over 90% of the Company's mortgage loan servicing was performed by Market Street Mortgage. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting and operation costs.

     The Company evaluates performance and allocates resources based on profit or loss from operations. Business segment performance is determined based on the Company's management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods. Each business segment is credited for the interest income earned on its assets. The assets of commercial banking are commercial loans. Retail banking's assets include direct consumer loans and deposits in excess of its loan balances. The mortgage banking segment's assets are mortgage loans held for sale and residential construction loans. The commercial and mortgage segments' internal funding costs are based on the

Notes to Consolidated Financial Statements overall cost of funds of Republic Bank. The retail segment is charged for the interest expense on deposits and receives an internal funding credit for excess deposits at Republic Bank's overall yield on earning assets. Excluding the internal funding, the Company does not have intracompany revenues or expenses. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in Treasury and Other. Equity is allocated to each segment based on a percentage of its assets.

     Revenues from no individual customer exceeded 10 percent of consolidated total revenues. The Company's segments are not necessarily comparable with similar information for any other financial institution.

     In conjunction with the merger of Republic Bank and D&N Bank in 2000 and the sale of Market Street Mortgage Corporation in 2001, the Company redefined its business segments. All prior period amounts have been restated to conform to the current year presentation.

     The following table presents the financial results of each business segment for the last three years.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Treasury
(In thousands)                                    Commercial         Retail          Mortgage         and Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001(1)
Net interest income from external customers      $    102,428     $    (80,907)    $     49,710     $     72,378     $    143,609
Internal funding                                      (50,581)         168,007          (29,149)         (88,277)               -
                                                 ------------     ------------     ------------     ------------     ------------
Net interest income                                    51,847           87,100           20,561         (15,899)          143,609
Provision for loan losses                               4,641              634                -            3,425            8,700
Noninterest income                                      1,537            7,764           48,714            1,369           59,384
Noninterest expense                                     9,571           32,006           47,192           24,444          113,213
                                                 ------------     ------------     ------------     ------------     ------------
Operating income before taxes                          39,172           62,224           22,083          (42,399)          81,080
Preferred stock dividend                                    -                -                -            3,655            3,655
Income taxes                                           13,710           21,779            7,729          (18,253)          24,965
                                                 ------------     ------------     ------------     ------------     ------------
Net operating income                             $     25,462     $     40,445     $     14,354     $    (27,801)    $     52,460
                                                 ============     ============     ============     ============     ============
Depreciation and amortization                    $        150     $      3,293     $      6,727     $      2,752     $     12,922
Capital expenditures                             $        168     $      1,319     $        328     $      1,686     $      3,501
Net identifiable assets (in millions)            $      1,335     $      2,911     $        914     $       (419)    $      4,741
Return on equity(2)                                     20.47%           15.50%           40.77%             n/m            17.25%
Return on assets                                         2.05%            1.41%            2.04%             n/m             1.14%
Efficiency ratio                                        17.93%           33.74%           68.12%             n/m            56.17%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2000(1)
Net interest income from external customers      $     92,578     $    (87,410)    $     45,333     $     84,147     $    134,648
Internal funding                                      (50,921)         178,667          (35,697)         (92,049)               -
                                                 ------------     ------------     ------------     ------------     ------------
Net interest income                                    41,657           91,257            9,636           (7,902)         134,648
Provision for loan losses                               3,260            1,153                -            2,087            6,500
Noninterest income                                        986            7,598           59,159            3,095           70,838
Noninterest expense                                     8,384           31,772           63,392           24,093          127,641
                                                 ------------     ------------     ------------     ------------     ------------
Operating income before taxes                          30,999           65,930            5,403          (30,987)          71,345
Preferred stock dividend                                    -                -                -            2,723            2,723
Income taxes                                           10,850           23,076            1,891          (12,872)          22,945
                                                 ------------     ------------     ------------     ------------     ------------
Net income                                       $     20,149     $     42,854     $      3,512     $    (20,838)    $     45,677
                                                 ============     ============     ============     ============     ============
Depreciation and amortization                    $        184     $      3,281     $     17,939     $      2,976     $     24,380
Capital expenditures                             $        201     $      1,401     $      3,613     $      3,919     $      9,134
Net identifiable assets (in millions)            $      1,112     $      2,794     $        494     $        211     $      4,611
Return on equity(2)                                     20.21%           15.34%           13.14%             n/m            16.28%
Return on assets                                         2.02%            1.53%             .66%             n/m             1.02%
Efficiency ratio                                        19.66%           32.14%           92.15%             n/m            64.10%
----------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Treasury
(In thousands)                                    Commercial         Retail          Mortgage         and Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999(1)
Net interest income from external customers      $     64,051     $    (81,711)    $     37,722     $    108,204     $    128,266
Internal funding                                      (35,777)         179,810          (28,159)        (115,874)               -
                                                 ------------     ------------     ------------     ------------     ------------
Net interest income                                    28,274           98,099            9,563           (7,670)         128,266
Provision for loan losses                               4,680              838                -            1,132            6,650
Noninterest income                                        877            7,081           86,469            5,808          100,235
Noninterest expense                                     6,866           31,157           79,146           32,230          149,399
                                                 ------------     ------------     ------------     ------------     ------------
Operating income before taxes                          17,605           73,185           16,886          (35,224)          72,452
Preferred stock dividend                                    -                -                -            2,723            2,723
Income taxes                                            6,162           25,615            5,910          (13,066)          24,621
                                                 ------------     ------------     ------------     ------------     ------------
Net operating income                             $     11,443     $     47,570     $     10,976     $    (24,881)    $     45,108
                                                 ============     ============     ============     ============     ============
Depreciation and amortization                    $        238     $      3,150     $     15,444     $      2,627     $     21,459
Capital expenditures                             $        211     $      1,491     $      4,715     $      3,621     $     10,038
Net identifiable assets (in millions)            $        882     $      2,790     $        575     $         55     $      4,302
Return on equity(2)                                     15.11%           16.81%           30.05%             n/m            17.07%
Return on assets                                         1.51%            1.68%            1.50%             n/m             1.10%
Efficiency ratio                                        23.55%           29.62%           82.42%             n/m            65.44%
----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts for 2001 exclude $12.0 million of pretax gain on sale of subsidiary and $19.0 million pretax restructuring costs to exit the mortgage servicing business. Amounts for 1999 exclude $31.5 million of pre-tax merger integration and restructuring charges related to the merger with D&N Financial Corporation as discussed in Note 3, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5 million pre-tax provision for loan losses.

(2) The Company allocated capital as a percentage of assets of 10%, 10% and 5% for the commercial, retail and mortgage segments, respectively.

n/m - Not meaningful


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

     At December 31, 2001, the Company had outstanding $257.9 million of commitments to fund residential real estate loan applications with agreed-upon rates ("Interest Rate Lock Commitments" or "IRLCs").

Notes to Consolidated Financial Statements

     At December 31, 2001, the Company had outstanding mandatory forward commitments to sell $931.6 million of residential mortgage loans, of which $725.8 million covered the mortgage loans held for sale balance and $205.8 million covered IRLCs. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2002 without producing any material gains or losses. At December 31, 2001, the mortgage loans held for sale balance included $22.7 million of loan products for which the Company did not enter into mandatory forward commitments. The Company's exposure to market risk was not significantly increased, however, since these loans were committed for bulk sale to third parties prior to year-end.

     At December 31, 2000, outstanding forward commitments to sell mortgage loans totaled $517.2 million, of which $355.6 million covered the mortgage loans held for sale balance and $161.6 million related to commitments to fund residential real estate loan applications with agreed-upon rates.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting For Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company implemented Statement No. 133 effective January 1, 2001. The transition adjustments resulting from adopting Statement No. 133 were immaterial. For the year ended December 31, 2001, the Company's hedging policies using mandatory forward commitments, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of Statement No. 133 on net income was immaterial.

     The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------
December 31
(In thousands)                                                                             2001                2000
-------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk:
     Commitments to fund residential real estate loans                               $  464,572          $  801,382
     Commitments to fund commercial real estate loans                                   236,280             285,905
     Other unused commitments to extend credit                                          266,560             196,174
     Standby letters of credit                                                           36,799              33,120

Financial instruments subject to interest rate risk:
     Residential real estate loan applications with agreed-upon rates                $  257,946          $  199,428
     Forward commitments to sell residential real estate mortgage loans                 931,600             517,173
-------------------------------------------------------------------------------------------------------------------

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

Federal Funds Purchased:
     Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 2001. There were no outstanding balances in 2000.

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

Trust Preferred Securities and Preferred Stock of Subsidiary:
     Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for trust preferred securities with similar terms.

Off-Balance Sheet Financial Instruments:
     The Company's off-balance sheet financial instruments are detailed in Note 22 in the Notes to Consolidated Financial Statements. The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans. Additionally, the Company's forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2001 and 2000 were not material.

Notes to Consolidated Financial Statements

     The following table presents the estimated fair values of the Company's financial instruments:

-------------------------------------------------------------------------------------------------------------------
                                                                     2001                            2000
December 31                                               Carrying         Fair           Carrying         Fair
(In thousands)                                              Value          Value            Value          Value
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                              $    76,734     $    76,734     $    82,377      $    82,377
Mortgage loans held for sale                               748,463         753,328         385,207          387,711
Securities available for sale                              364,648         364,648         211,860          211,860
Loans, net of the allowance for loan losses              3,429,224       3,466,446       3,743,226        3,732,821

Liabilities:
Noninterest-bearing deposits                               245,395         245,395         267,509          267,509
NOW, savings and money market accounts                     973,513         973,513         740,532          740,532
Certificates of deposit maturing in:
   Six months or less                                       11,082          11,088          18,463           18,459
   Over six months to one year                             176,148         176,864         228,573          229,038
   Over one year to three years                          1,142,230       1,159,846       1,223,512        1,228,238
   Over three years                                        205,100         214,990         249,937          250,877
                                                       -----------     -----------     -----------      -----------
     Total certificates of deposit                       1,534,560       1,562,788       1,720,485        1,726,612
     Total deposits                                      2,753,468       2,781,696       2,728,526        2,734,653
Federal funds purchased and other
   short-term borrowings                                   176,500         176,500           1,729            1,729
FHLB advances                                            1,300,718       1,360,040       1,383,513        1,428,902
Long-term debt                                              13,500          13,596          47,500           47,755
Trust preferred securities and preferred
   stock of subsidiary                                      78,719          76,638          28,719           28,710
-------------------------------------------------------------------------------------------------------------------

Note 24. Regulatory Matters

     Republic Bank is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2001 and 2000, these reserves totaled $3.8 million and $4.6 million, respectively.

     The principal source of cash flows for the parent company is dividends from Republic Bank. The banking regulatory agencies limit the amount of dividends a state chartered financial institution may declare to the parent company in any calendar year. On December 31, 2001, $184.0 million was available for payment of dividends.

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

     Management believes, as of December 31, 2001, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

     As of December 31, 2001, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Notes to Consolidated Financial Statements

     Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2001, along with a comparison to the year-end capital amounts and ratios established by the regulators.

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                Actual           Adequately Capitalized      Well Capitalized
---------------------------------------------------------------------------------------------------------------------
                                                 Amount       Ratio       Amount      Ratio       Amount       Ratio
---------------------------------------------------------------------------------------------------------------------
As of December 31, 2001
Total capital (to risk weighted assets)(1):
     Consolidated                             $  407,921     12.31%     $  265,088    8.00%     $  331,361     10.00%
     Republic Bank                               388,578     11.84         262,590    8.00         328,237     10.00
Tier 1 capital (to risk weighted assets)(1):
     Consolidated                             $  378,764     11.43%     $  132,544    4.00%     $  198,816      6.00%
     Republic Bank                               359,421     10.95         131,295    4.00         196,942      6.00
Tier 1 capital (to average assets)(1):
     Consolidated                             $  378,764      8.34%     $  136,164    3.00%     $  226,941      5.00%
     Republic Bank                               359,421      7.97         135,278    3.00         225,463      5.00
---------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
Total capital (to risk weighted assets)(1):
     Consolidated                             $  335,286     10.38%     $  258,505    8.00%     $  323,131     10.00%
     Republic Bank                               371,535     11.54         257,572    8.00         321,965     10.00
Tier 1 capital (to risk weighted assets)(1):
     Consolidated                             $  306,836      9.50%     $  129,252    4.00%     $  193,878      6.00%
     Republic Bank                               343,085     10.66         128,786    4.00         193,179      6.00
Tier 1 capital (to average assets)(1):
     Consolidated                             $  306,836      6.82%     $  134,959    3.00%     $  224,932      5.00%
     Republic Bank                               343,085      7.59         134,920    3.00         224,867      5.00
---------------------------------------------------------------------------------------------------------------------

(1)  As defined in the regulations

Note 25. Parent Company Financial Information

     The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

--------------------------------------------------------------------------------
Parent Company Only Balance Sheets
December 31 (In thousands)                                    2001         2000
--------------------------------------------------------------------------------

Assets:
Cash and due from banks                                   $    539     $    274
Interest earning deposits                                   18,366       16,714
                                                          --------     --------
   Cash and cash equivalents                                18,905       16,988
Investment in subsidiaries                                 336,681      330,423
Notes and advances receivable from subsidiary                6,004          250
Furniture and equipment                                        176          225
Other assets                                                31,248       12,118
                                                          --------     --------
     Total assets                                         $393,014     $360,004
                                                          ========     ========

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities                    $ 23,051     $ 17,640
Subordinated debentures                                     51,546            -
Long-term debt                                              13,500       47,500
                                                          --------     --------
     Total liabilities                                      88,097       65,140
Total shareholders' equity                                 304,917      294,864
                                                          --------     --------
     Total liabilities and shareholders' equity           $393,014     $360,004
                                                          ========     ========
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------------------
Parent Company Only Income Statements
Year Ended December 31 (In thousands)                                2001          2000          1999
------------------------------------------------------------------------------------------------------
Interest income                                                  $    198      $    345      $    864
Dividends from subsidiary                                          35,029        20,000         8,000
Other income                                                       12,000             1         1,288
                                                                 --------      --------      --------
     Total income                                                  47,227        20,346        10,152

Interest expense                                                    2,678         3,434         3,435
Investment securities losses                                          355             -             -
Salaries and employee benefits                                      4,950         2,785         5,601
Other expenses                                                      1,951           875           643
Merger integration and restructuring                                    -          (431)        6,620
                                                                 --------      --------      --------
     Total expenses                                                 9,934         6,663        16,299
                                                                 --------      --------      --------
Income (loss)  before income taxes and
   excess (deficiency) of undistributed earnings of
   subsidiary over dividends                                       37,293        13,683        (6,147)
Income tax expense (credit)                                           890        (3,056)       (4,186)
                                                                 --------      --------      --------
Income (loss) before excess of undistributed earnings
   of subsidiary over dividends                                    36,403        16,739        (1,961)
Excess of undistributed earnings of
   subsidiary over dividends                                       11,507        28,938        16,872
                                                                 --------      --------      --------
Net income                                                       $ 47,910      $ 45,677      $ 14,911
                                                                 ========      ========      ========
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)                                2001          2000          1999
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                    $ 47,910      $ 45,677      $ 14,911
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    693           559           562
     Net loss on securities available for sale                        355             -             -
     Excess of undistributed earnings of
       subsidiary over dividends                                  (11,507)      (28,938)      (16,872)
     Increase in other assets                                     (18,174)       (1,343)       (2,649)
     (Decrease) increase in other liabilities                      (4,521)       (1,942)        3,756
     Gain on sale of subsidiary                                   (12,000)            -             -
     Other, net                                                       (23)       (1,090)         (609)
                                                                 --------      --------      --------
       Total adjustments                                          (45,177)      (32,754)      (15,812)
                                                                 --------      --------      --------
         Net cash provided by (used in) operating activities        2,733        12,923          (901)

Cash Flows from Investing Activities:
   Decrease in notes and advances receivable
     from subsidiary                                               22,064         2,235         3,774
                                                                 --------      --------      --------
         Net cash provided by investing activities                 22,064         2,235         3,774

Cash Flows from Financing Activities:
   Repayment of long-term debt                                    (34,000)            -             -
   Net proceeds from issuance of subordinated debentures           47,963             -             -
   Net proceeds from issuance of common shares through
     exercise of stock options and stock warrants                   5,411         3,096         5,452
   Repurchase of common shares                                    (25,416)       (8,054)       (3,048)
   Dividends paid on common shares                                (16,838)      (15,397)      (11,914)
                                                                 --------      --------      --------
       Net cash used in financing activities                      (22,880)      (20,355)       (9,510)
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents                1,917        (5,197)       (6,637)
Cash and cash equivalents at beginning of year                     16,988        22,185        28,822
                                                                 --------      --------      --------
Cash and cash equivalents at end of year                         $ 18,905      $ 16,988      $ 22,185
                                                                 ========      ========      ========
------------------------------------------------------------------------------------------------------

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




/s/ Dana M. Cluckey                      /s/ Thomas F. Menacher
------------------------------------     ---------------------------------------
Dana M. Cluckey                          Thomas F. Menacher, CPA
President and Chief Executive Officer    Executive Vice President, Treasurer and
                                         Chief Financial Officer

Independent Auditors' Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




/s/ Ernst & Young LLP


Detroit, Michigan
January 11, 2002

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                                                               Full
(Dollars in thousands, except per share data)               1Q           2Q           3Q           4Q          Year
-------------------------------------------------------------------------------------------------------------------
2001

Earnings Summary
     Interest income                                 $  88,465    $  88,999     $ 79,555     $ 76,357    $  333,376
     Interest expense                                   54,512       51,318       44,497       39,440       189,767
     Net interest income                                33,953       37,681       35,058       36,917       143,609
     Provision for loan losses                           2,000        2,300        2,000        2,400         8,700
     Mortgage banking revenue                           16,451       17,622        6,166        6,442        46,681
     Investment securities gains                           367          163          404          491         1,425
     Other non-interest income                           2,503       14,404(1)     3,408        2,963        23,278
     Non-interest expense                               49,405(1)    34,618       22,408       25,782       132,213
     Income before taxes                                 1,869       32,952       20,628       18,631        74,080
     Net income                                            799       21,318       13,493       12,300        47,910

Per Common Share
     Basic earnings                                  $     .01    $     .39     $    .25     $    .23     $     .88
     Diluted earnings                                      .01          .39          .24          .23           .87
     Cash dividends declared                               .08          .08          .08          .08           .32
-------------------------------------------------------------------------------------------------------------------

2000

Earnings Summary
     Interest income                                 $  80,238    $  87,176     $ 90,851     $ 90,063    $  348,328
     Interest expense                                   47,527       52,598       57,271       56,284       213,680
     Net interest income                                32,711       34,578       33,580       33,779       134,648
     Provision for loan losses                           1,600        1,600        1,600        1,700         6,500
     Mortgage banking revenue                           18,699       16,801       14,813        8,846        59,159
     Investment securities gains (losses)                  107          (10)           -           12           109
     Other non-interest income                           2,692        3,020        3,156        2,702        11,570
     Non-interest expense                               34,793       33,563       32,330       26,955(1)    127,641
     Income before taxes                                17,816       19,226       17,619       16,684        71,345
     Net income                                         11,292       12,126       11,327       10,932        45,677

Per Common Share
     Basic earnings                                  $     .21    $     .22     $    .21     $    .20     $     .84
     Diluted earnings                                      .20          .22          .21          .20           .83
     Cash dividends declared                               .07          .07          .07          .08           .29
-------------------------------------------------------------------------------------------------------------------

(1) Amounts for 2001 include a $12 million pre-tax gain on the sale of subsidiary and $19 million pre-tax restructuring costs to exit the mortgage servicing business. Amounts for 2000 include a pre-tax credit of $4 million associated with the completion of the D&N Financial merger integration and restructuring plan.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is no information required by this Item relating to a change in accountants.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information set forth under the caption "Board of Directors" of the Registrant's 2002 Proxy Statement is incorporated herein by reference.

     The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Compensation Committee Report" and "Summary Compensation Table" of the Registrant's 2002 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Stock Ownership" of the Registrant's 2002 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Financial Statements

         The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary
         Data:

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Independent Auditors' Reports

   2.    Financial Statement Schedules

         All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

   3.    Exhibits

         (3)(a)/(4)(a)     Second Restated Articles of Incorporation of Republic
                           Bancorp Inc. (the "Company") (incorporated by reference to Exhibit 3.1 of the registrant's Current
                           Report on Form 8-K dated May 17, 1999 filed with the
                           Securities and Exchange Commission on or about May
                           28, 1999 (file no. 0-15734)).

         (3)(b)/(4)(b)     Bylaws, as amended, of the Company (incorporated by
                           reference to Exhibit 3.2 of the registrant's Current
                           Report on Form 8-K dated may 17, 1999 filed with the Securities and Exchange Commission on or about May
                           28, 1999 (file no. 0-15734)).

         (4)(c) Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.95% Senior Debentures due January 15, 2003, (incorporated by reference to
                           Exhibit 4(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996 (file no. 0-15734)).

         (4)(d) First Amendment to Revolving Credit Agreement dated as of December 29, 2001, between the Company and Firstar Bank, National Association.*

         (4)(e) Form of Indenture between the Company and Wilmington Trust Company for the Company's 8.60% Subordinated Debentures due 2031 (incorporated by reference to Exhibit (4)(e) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

         (4)(f) Form of the Company's 8.60% Subordinated Debenture due 2031 (incorporated by reference to Exhibit (4)(f) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(f) is included as an exhibit to Exhibit (4)(e) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

         (4)(g) Certificate of Trust of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(g) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

         (4)(h) Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(h) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

         (4)(i) Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(i) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

         (4)(j) Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(j) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(j) is included as an exhibit to Exhibit (4)(i) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

         (4)(k) Form of Agreement as to Expenses and Liabilities between the Company and Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(k) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

         (4)(l) Form of Trust Preferred Securities Guarantee Agreement between the Company and Wilmington Trust Company (incorporated by reference to Exhibit (4)(l) of the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

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

         (10)(q) Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10 to the registrant's Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 000-15734)).

         (11) No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

         (12)              Computations of ratios of earnings to fixed charges.*

         (21)              Subsidiaries of the Company. *

         (23)              Consent of independent auditors, Ernst & Young LLP.*

         (24)              Powers of Attorney.*

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

         (10)(q) Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10 to the registrant's Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 000-15734)).

* Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2002.

                                       REPUBLIC BANCORP INC.


                                       By:        /s/ Dana M. Cluckey
                                           -------------------------------------
                                                      Dana M. Cluckey
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March 2002.

          Signature                         Title                      Date
          ---------                         -----                      ----


     /s/ Dana M. Cluckey        President and Chief Executive     March 22, 2002
-----------------------------   Officer
       Dana M. Cluckey


   /s/ Thomas F. Menacher       Executive Vice President,         March 22, 2002
-----------------------------   Treasurer and Chief Financial
     Thomas F. Menacher         Officer (Principal Financial
                                Officer and Principal
                                Accounting Officer)


DIRECTORS *
Jerry D. Campbell          Howard J. Hulsman            Sam H. McGoun              B. Thomas M. Smith Jr.
George J. Butvilas         Gary Hurand                  Kelly E. Miller            Jeoffrey K. Stross
Mary P. Cauley             Dennis J. Ibold              Joe D. Pentecost           Peter Van Pelt
Richard J. Cramer Sr.      Stanley A. Jacobson          Randolph P. Piper          Steven E. Zack
George A. Eastman          John J. Lennon               Isaac J. Powell




* By:     /s/ Thomas F. Menacher
      -------------------------------
             Attorney in Fact

                                  EXHIBIT INDEX


(4)(d) First Amendment to Revolving Credit Agreement dated as of December 29, 2001, between the Company and Firstar Bank, National Association.

(12)    Computations of ratios of earnings to fixed charges.

(21)    Subsidiaries of the Company.

(23)    Consent of independent auditors, Ernst & Young LLP.

(24)    Powers of Attorney.