Form 10-Q
period 2002-03-31
REPUBLIC BANCORP INC
filed 2002-05-15
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002             Commission File Number 0-15734


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


                           YES   X       NO  _______
                                ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2002:

Common Stock, $5 Par Value ...............................     53,149,000 Shares

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ...............................................                3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 2002 and 2001 ................................                4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001 ................................                5

          Notes to Consolidated Financial Statements ..........................            6 - 8

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition .......................           8 - 16

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ..................................................                17

  Item 2. Changes in Securities ..............................................                17

  Item 4. Submission of Matters to a Vote of Security Holders ................                17

  Item 6. Exhibits and Reports on Form 8-K ...................................                17

SIGNATURE ....................................................................                18

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      March 31,      December 31,
(Dollars in thousands)                                                  2002            2001
--------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents .........................................   $    59,936    $    76,734
Mortgage loans held for sale ......................................       410,862        748,463
Securities available for sale (amortized cost of
   $397,977 and $369,492, respectively) ...........................       394,092        364,648
Loans .............................................................     3,467,300      3,458,381
   Less allowance for loan losses .................................       (29,324)       (29,157)
                                                                      -----------    -----------
Net loans .........................................................     3,437,976      3,429,224
                                                                      -----------    -----------
Premises and equipment ............................................        29,687         30,858
Mortgage servicing rights .........................................         2,333          2,482
Other assets ......................................................        74,569         88,196
                                                                      -----------    -----------
     Total assets .................................................   $ 4,409,455    $ 4,740,605
                                                                      ===========    ===========

LIABILITIES
Noninterest-bearing deposits ......................................   $   228,274    $   245,395
Interest-bearing deposits:
   NOW accounts ...................................................       158,917        153,839
   Savings and money market accounts ..............................       844,716        819,674
   Certificates of deposit ........................................     1,467,753      1,534,560
                                                                      -----------    -----------
     Total interest-bearing deposits ..............................     2,471,386      2,508,073
                                                                      -----------    -----------
     Total deposits ...............................................     2,699,660      2,753,468
Federal funds purchased and other short-term borrowings ...........       162,548        176,500
FHLB advances .....................................................     1,069,718      1,300,718
Accrued expenses and other liabilities ............................        72,227        112,783
Long-term debt ....................................................        13,500         13,500
                                                                      -----------    -----------
     Total liabilities ............................................     4,017,653      4,356,969

Trust preferred securities and preferred stock of subsidiary ......        78,719         78,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ....................................             -              -
Common stock, $5 par value, 75,000,000 shares
   authorized; 53,131,000 and 53,166,000, issued and
   outstanding, respectively ......................................       265,653        265,831
Capital surplus ...................................................        36,787         38,693
Retained earnings .................................................        13,168          3,542
Accumulated other comprehensive loss ..............................        (2,525)        (3,149)
                                                                      -----------    -----------
   Total shareholders' equity .....................................       313,083        304,917
                                                                      -----------    -----------
     Total liabilities and shareholders' equity ...................   $ 4,409,455    $ 4,740,605
                                                                      ===========    ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
(In thousands, except per share data)                                             2002         2001
-----------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees .....................................................     $ 69,027     $ 84,923
Investment securities .....................................................        4,508        3,542
                                                                                --------     --------
       Total interest income ..............................................       73,535       88,465
                                                                                --------     --------

Interest Expense:
Deposits ..................................................................       20,640       33,014
Short-term borrowings .....................................................          783          524
FHLB advances .............................................................       14,208       20,247
Long-term debt ............................................................          242          727
                                                                                --------     --------
       Total interest expense .............................................       35,873       54,512
                                                                                --------     --------
Net interest income .......................................................       37,662       33,953
Provision for loan losses .................................................        2,400        2,000
                                                                                --------     --------
Net interest income after provision for loan losses .......................       35,262       31,953
                                                                                --------     --------

Noninterest Income:
Service charges ...........................................................        1,989        1,651
Mortgage loan production revenue ..........................................        7,246       16,650
Net mortgage servicing revenue (expense) ..................................          146         (199)
Gain on sale of securities ................................................          401          367
Other noninterest income ..................................................          795          852
                                                                                --------     --------
     Total noninterest income .............................................       10,577       19,321
                                                                                --------     --------

Noninterest Expense:
Salaries and employee benefits ............................................       13,927       16,669
Occupancy expense of premises .............................................        2,487        3,400
Equipment expense .........................................................        1,680        2,375
Other noninterest expense .................................................        5,703        7,961
Restructuring costs to exit mortgage servicing business ...................            -       19,000
                                                                                --------     --------
       Total noninterest expense ..........................................       23,797       49,405
                                                                                --------     --------
Income before income taxes ................................................       22,042        1,869
Provision for income taxes ................................................        6,168          389
                                                                                --------     --------
Income before preferred stock dividends ...................................       15,874        1,480
Dividends on preferred stock ..............................................        1,756          681
                                                                                --------     --------
Net income ................................................................     $ 14,118     $    799
                                                                                ========     ========

Basic earnings per share ..................................................     $    .27     $    .02
                                                                                ========     ========

Diluted earnings per share ................................................     $    .26     $    .01
                                                                                ========     ========

Average common shares outstanding - diluted ...............................       53,791       55,129
                                                                                ========     ========

Cash dividends declared per common share ..................................     $   .085     $   .077
                                                                                ========     ========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31 (In thousands)                                         2002             2001
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income ..................................................................   $   14,118      $        799
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization ..........................................        1,870             2,357
     Amortization and impairment of mortgage servicing rights ...............          249            19,477
     Net gains on sale of mortgage servicing rights .........................            -           (10,161)
     Net gains on sale of securities available for sale .....................         (401)             (367)
     Net gains on sale of loans .............................................         (802)             (501)
     Proceeds from sale of mortgage loans held for sale .....................      841,719         1,086,806
     Origination of mortgage loans held for sale ............................     (504,118)       (1,278,811)
     Decrease in other assets ...............................................       11,593             7,140
     (Decrease) Increase in other liabilities ...............................      (40,556)           12,119
     Other, net .............................................................         (197)             (673)
                                                                                ----------      ------------
       Total adjustments ....................................................      309,357          (162,614)
                                                                                ----------      ------------
       Net cash provided by (used in) operating activities ..................      323,475          (161,815)
                                                                                ----------      ------------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale .........................       40,275            80,689
Proceeds from maturities/payments of securities available for sale ..........        7,111             1,566
Purchases of securities available for sale ..................................      (75,618)          (78,784)
Proceeds from sale of consumer loans ........................................            -            39,485
Proceeds from sale of commercial and residential real estate loans ..........       42,634            25,857
Net (increase) decrease in loans made to customers ..........................      (50,496)           74,669
Proceeds from sale of mortgage servicing rights .............................            -            30,940
Additions to mortgage servicing rights ......................................         (100)          (21,917)
                                                                                ----------      ------------
       Net cash (used in) provided by investing activities ..................      (36,194)          152,505
                                                                                ----------      ------------

Cash Flows From Financing Activities:
Net (decrease) increase in total deposits ...................................      (53,808)          101,955
Net (decrease) increase in short-term borrowings ............................      (13,952)            1,687
Net (decrease) increase in short-term FHLB advances .........................     (280,000)            1,000
Proceeds from long-term FHLB advances .......................................       49,000            40,000
Payments on long-term FHLB advances .........................................            -           (85,751)
Payments on long-term debt ..................................................            -            (9,000)
Net proceeds from issuance of common shares .................................        2,930             1,910
Repurchase of common shares .................................................       (3,706)           (1,374)
Dividends paid on common shares .............................................       (4,543)           (4,205)
                                                                                ----------      ------------
       Net cash (used in) provided by financing activities ..................     (304,079)           46,222
                                                                                ----------      ------------

Net (decrease) increase in cash and cash equivalents ........................      (16,798)           36,912
Cash and cash equivalents at beginning of period ............................       76,734            82,377
                                                                                ----------      ------------
Cash and cash equivalents at end of period ..................................   $   59,936      $    119,289
                                                                                ==========      ============

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries D&N Capital Corporation, Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust
I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
         -------------------------------------

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)                                             2002       2001
                                                           ----       ----
Cash paid during the period for:
     Interest ......................................      $36,970   $54,328
     Income taxes ..................................      $     -     2,323

Non-cash investing activities:
     Loan charge-offs ..............................      $ 2,583   $ 1,989

Note 4 - Comprehensive Income
         --------------------

The following table sets forth the computation of comprehensive income:

                                                                               Three Months Ended
                                                                                    March 31,
(In thousands)                                                                  2002        2001
---------------------------------------------------------------------------------------------------
Net income ................................................................   $ 14,118    $    799

Unrealized holding gains on securities, net of tax ........................   $    885    $    326
Reclassification adjustment for gains included in net
        income, net of tax ................................................       (261)       (239)
                                                                              --------    --------
Net unrealized gains on securities, net of tax ............................        624          87
                                                                              --------    --------
Comprehensive income ......................................................   $ 14,742    $    886
                                                                              ========    ========

Note 5 - Intangible Assets
         -----------------

The following table summarizes the Company's core deposit intangible asset which is subject to amortization:

(Dollars in thousands)                      March 31, 2002      Dec. 31, 2001
--------------------------------------------------------------------------------
Core Deposit Intangible Asset:
   Gross carrying amount ...................   $    8,749          $    8,749
   Accumulated amortization ................        2,438               2,191
                                               ----------          ----------
     Net book value ........................   $    6,311          $    6,558
                                               ==========          ==========

Amortization expense on the core deposit intangible asset totaled $248,000 for each of the quarters ended March 31, 2002 and 2001, and $990,000 for the year ended December 31, 2001. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2002, 2003 and 2004. The Company expects core deposit intangible amortization expense for the years ended December 31, 2005 and 2006 to be $945,000 and $936,000, respectively.

Note 6 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                                           March 31,
(Dollars in thousands, except per share data)                         2002          2001
-------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ...............................................   $    14,118   $       799

Denominator for basic earnings per share--
     weighted-average shares ..................................    53,024,891    54,447,430
   Effect of dilutive securities:
           Employee stock options .............................       709,988       636,804
           Warrants ...........................................        55,798        44,729
                                                                  -----------   -----------
                Dilutive potential common shares ..............       765,786       681,533
                                                                  -----------   -----------
Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions ..........    53,790,677    55,128,963
                                                                  ===========   ===========

Basic earnings per share ......................................   $       .27   $       .02
                                                                  ===========   ===========
Diluted earnings per share ....................................   $       .26   $       .01
                                                                  ===========   ===========

Note 7 - Segment Information
         -------------------

The Company's operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in 56 offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting and operation costs.

In conjunction with the merger of Republic Bank and D&N Bank in 2000 and the sale of Market Street Mortgage Corporation in 2001, the Company redefined its business segments. All prior period amounts have been restated to conform to the current year presentation.

The following table presents the financial results of each business segment for the three months ended March 31, 2002 and 2001.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Treasury
(In thousands)                                    Commercial         Retail           Mortgage          and Other     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2002

Net interest income from external customers      $    24,295       $  (13,839)       $   11,780        $   15,426      $   37,662
Internal funding                                     (10,754)          41,913            (5,891)          (25,268)              -
                                                 -----------       ----------        ----------        ----------      ----------
Net interest income                                   13,541           28,074             5,889            (9,842)         37,662
Provision for loan losses                              1,282              304                 -               814           2,400
Noninterest income                                       290            1,998             7,306               983          10,577
Noninterest expense                                    2,451            8,188             7,189             5,969          23,797
                                                 -----------       ----------        ----------        ----------      ----------
   Income before taxes                                10,098           21,580             6,006           (15,642)         22,042
Preferred stock dividend                                   -                -                 -             1,756           1,756
Income taxes                                           3,534            7,553             2,102            (7,021)          6,168
                                                 -----------       ----------        ----------        ----------      ----------
Net income                                       $     6,564       $   14,027        $    3,904        $  (10,377)     $   14,118
                                                 ===========       ==========        ==========        ==========      ==========

Depreciation and amortization                    $        34       $      798        $      559        $      728      $    2,119
Capital expenditures                             $        18       $      138        $       36        $      173      $      365
Net identifiable assets (in millions)            $     1,370       $    2,841        $      569        $     (371)     $    4,409
Return on equity/(1)/                                  19.38%           21.50%            42.26%              n/m           18.14%
Return on assets                                        1.94%            1.95%             2.11%              n/m            1.25%
Efficiency ratio                                       17.72%           27.23%            54.48%              n/m           49.74%
-----------------------------------------------------------------------------------------------------------------------------------

         -------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Treasury
(In thousands)                                           Commercial        Retail         Mortgage        and Other    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001/(2)/

Net interest income from external customers               $ 26,252        $(23,249)       $ 12,435        $ 18,515       $ 33,953
Internal funding                                           (13,377)         48,035          (8,151)        (26,507)             -
                                                          --------        --------        --------        --------       --------
Net interest income                                         12,875          24,786           4,284          (7,992)        33,953
Provision for loan losses                                      668             114               -           1,218          2,000
Noninterest income                                             269           1,726          14,708           2,618         19,321
Noninterest expense                                          2,301           7,822          14,798           5,484         30,405
                                                          --------        --------        --------        --------       --------
   Income before taxes                                      10,175          18,576           4,194         (12,076)        20,869
Preferred stock dividend                                         -               -               -             681            681
Income taxes                                                 3,561           6,502           1,468          (4,492)         7,039
                                                          --------        --------        --------        --------       --------
Net income                                                $  6,614        $ 12,074        $  2,726        $ (8,265)      $ 13,149
                                                          ========        ========        ========        ========       ========

Depreciation and amortization                             $     43        $    837        $  4,376        $    513       $  5,769
Capital expenditures                                      $     48        $    381        $     79        $    502       $  1,010
Net identifiable assets (in millions)                     $  1,196        $  2,894        $    816        $   (236)      $  4,670
Return on equity/(1)/                                        22.61%          18.96%          32.29%            n/m          17.64%
Return on assets                                              2.26%           1.73%           1.66%            n/m           1.13%
Efficiency ratio                                             17.51%          29.50%          77.92%            n/m          57.47%

--------------------------------------------------------------------------------
/(1)/ Capital is allocated as a percentage of assets of 10%, 10% and 5% for the commercial, retail and mortgage banking segments, respectively.
/(2)/ Amounts exclude $19.0 million of pretax restructuring costs to exit the mortgage servicing business
n/m - Not meaningful
--------------------------------------------------------------------------------

Note 8 - Accounting and Financial Reporting Developments
         -----------------------------------------------

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which drastically changed the accounting for goodwill, and intangible assets. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life)(see Note 5). The Company's goodwill balance was $1.2 million at March 31, 2002 and December 31, 2001. The Company adopted the provisions of Statement No. 142 on January 1, 2002, which had an insignificant effect on the Company's results of operations for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE
--------------------

The Company reported record net income for the quarter ended March 31, 2002 of $14.1 million, a 7% increase over net operating income of $13.1 million in the first quarter of 2001. Diluted earnings per share for the first quarter of 2002 were $.26, an increase of 8% over diluted operating earnings of $.24 in 2001. Annualized returns on average assets and shareholders' equity for the first three months of 2002 were 1.25% and 18.14%, respectively.

Net operating earnings for the first quarter of 2001 exclude $19.0 million of pre-tax charges related to the exit of the Company's residential mortgage servicing business. Including these charges, the Company reported net income for the first quarter of 2001 of $799,000, or $.01 per share.

RESULTS OF OPERATIONS
---------------------

Mortgage Banking
The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing for others activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $711 million in single-family residential mortgage loans in the first quarter of 2002 compared to $851 million closed in the same period last year. For comparability, residential mortgage loan closings exclude Market Street Mortgage loan closings of $510 for the first quarter of 2001. Mortgage loan volumes during 2002 decreased primarily due to the increase in interest rates which has resulted in a lower level of mortgage refinance activity. Refinancings for the first quarter of 2002 represented approximately 57% of total closings compared to 67% in the first quarter of 2001.

The following table summarizes the Company's income from mortgage banking activities:

                                                          Three Months Ended
                                                               March 31,
(In thousands)                                             2002        2001
--------------------------------------------------------------------------------
Mortgage loan production revenue /(1)/ ................  $  7,246    $ 16,650
Net mortgage loan servicing revenue (expense) /(2)/ ...       146        (199)
                                                         --------    --------
      Total mortgage banking revenue ..................  $  7,392    $ 16,451
                                                         ========    ========
--------------------------------------------------------------------------------

/(1)/ Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold, net of commissions and incentives paid of $8.6 million and $7.2 million for 2002 and 2001, respectively.
/(2)/ Includes servicing fees, late fees and other ancillary charges, net of amortization of mortgage servicing rights.

For the three months ended March 31, 2002, mortgage banking revenue decreased $9.1 million, or 55%, to $7.4 million from $16.5 million a year earlier. For comparability, excluding the results of Market Street Mortgage, total mortgage banking revenue for the first quarter of 2001 was $9.0 million. The decrease is primarily due to a 16.5% decrease in mortgage loan production revenue, which corresponds to the decrease in production volume discussed above.

Net mortgage loan servicing revenue increased to $146,000 for the quarter ended March 31, 2002 compared to a net expense $199,000 for the quarter ended March 31, 2001. The increase in revenue reflects a decrease in amortization of mortgage servicing rights as a result of the decrease in residential mortgage loan refinance activity during 2002 and corresponding decrease in mortgage prepayments of the Company's remaining servicing portfolio. At the end of the first quarter of 2001, the Company elected to exit the residential mortgage servicing business through the sale of Market Street Mortgage's $1.8 billion mortgage loan servicing portfolio and mortgage servicing rights were reduced by $16.1 million at March 31, 2001 to reflect the current market value of the servicing portfolio. Loans serviced for others averaged $182 million for the first quarter of 2002 compared to $2.2 billion for the first quarter of 2001.


Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking segments.

Net Interest Income
-------------------
The following discussion should be read in conjunction with Table I on the following page, which provides detailed analyses of the components impacting net interest income for the three months ended March 31, 2002 and 2001.

Net interest income, on a fully taxable equivalent (FTE) basis, was $38.9 million for the first quarter of 2002 compared to $34.2 million for the first quarter of 2001. The increase was primarily the result of an increase in the net interest margin. The net interest margin (FTE) was 3.54% for the quarter ended March 31, 2002, an increase of 42 basis points from 3.12% in 2001. The increase in the margin was due to the Company's cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets and the mix of the Company's interest-bearing liabilities. Average balances of the Company's higher cost interest-bearing liabilities of time deposits and FHLB advances decreased $425 million compared to the first quarter of 2001. The decrease was partially offset by increases in the average balances of lower cost interest-bearing demand deposits, savings deposits and short-term borrowings of $277 million.

Noninterest Expense
-------------------
For comparability, excluding the $19.0 million of charges related to the exit of its residential mortgage servicing business and the noninterest expenses of Market Street Mortgage for the first quarter of 2001, total non-interest expense for the quarter ended March 31, 2002 increased $1.3 million, or 6%, to $23.8 million compared to $22.5 million for the first quarter of 2001. The increase is primarily the result of increases in salaries and employee benefits in the first quarter of 2002 compared to 2001.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                               Three Months Ended                     Three Months Ended
                                                                 March 31, 2002                         March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                  Average       Average                   Average
(Dollar amounts in thousands)                            Balance      Interest     Rate          Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ............................. $       765      $     5      2.47%      $     3,584    $     47     5.34%
Mortgage loans held for sale .......................     565,750        9,431      6.67           495,815       9,272     7.58
Securities available for sale ......................     366,934        5,727      6.33           198,604       3,700     7.56
Portfolio loans/(1)/:
   Commercial loans ................................   1,376,387       24,616      7.15         1,174,373      26,252     8.94
   Residential real estate mortgage loans ..........   1,494,531       24,598      6.58         1,904,660      34,372     7.32
   Installment loans ...............................     582,136       10,382      7.23           658,601      15,027     9.25
                                                     -----------      -------      ----       -----------    --------   ------
     Total loans, net of unearned income ...........   3,453,054       59,596      6.92         3,737,634      75,651     8.17
                                                     -----------      -------      ----        ----------    --------   ------
     Total interest-earning assets .................   4,386,503       74,759      6.84         4,435,637      88,670     8.07
Allowance for loan losses ..........................     (29,285)                                 (29,005)
Cash and due from banks ............................      62,452                                   68,553
Other assets .......................................     106,479                                  177,950
                                                     -----------                              -----------
     Total assets ..................................  $4,526,149                              $4,653,135
                                                     ===========                              ===========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits ................... $   156,240          242      0.63       $    51,629         221     1.73
Savings deposits ...................................     833,068        3,694      1.80           792,998       6,395     3.27
Time deposits ......................................   1,508,784       16,704      4.49         1,709,329      26,398     6.26
                                                     -----------      -------      ----       -----------    --------   ------
   Total interest-bearing deposits .................   2,498,092       20,640      3.35         2,553,956      33,014     5.24
Short-term borrowings ..............................     169,285          783      1.85            36,983         524     5.67
FHLB advances ......................................   1,182,874       14,208      4.80         1,407,204      20,247     5.76
Long-term debt .....................................      13,500          242      7.15            40,000         727     7.27
                                                     -----------      -------      ----       -----------    --------   ------
     Total interest-bearing liabilities ............   3,863,751       35,873      3.74         4,038,143      54,512     5.45
                                                                      -------      ----                      --------   ------
Noninterest-bearing deposits .......................     227,953                                  199,884
Other liabilities ..................................      44,369                                   88,265
                                                     -----------                              -----------
     Total liabilities .............................   4,136,073                                4,326,292
Preferred stock of subsidiary ......................      78,719                                   28,719
Shareholders' equity ...............................     311,357                                  298,124
                                                     -----------                              -----------
     Total liabilities and shareholders' equity .... $ 4,526,149                              $ 4,653,135
                                                     ===========                              ===========

Net interest income/rate spread (FTE) ..............                  $38,886      3.10%                     $34,158      2.62%
                                                                      =======      ====                      ========     ====
Net interest margin (FTE) ..........................                               3.54%                                  3.12%
                                                                                   ====                                   ====
         Increase (decrease) due to change in:            Volume/(2)/               Rate/(2)/              Net Change
         ------------------------------------------------------------------------------------------------------------
         Short-term investments .................... $       (25)               $   (17)                     $    (42)
         Mortgage loans held for sale ..............       1,304                 (1,145)                          159
         Securities available for sale .............       2,725                   (698)                        2,027
         Portfolio loans/(1)/:
            Commercial loans .......................       4,101                 (5,737)                       (1,636)
            Residential real estate mortgage loans .      (6,651)                (3,123)                       (9,774)
            Installment loans ......................      (1,612)                (3,033)                       (4,645)
                                                       ---------                -------                     ---------
              Total loans, net of unearned income ..      (4,162)               (11,893)                      (16,055)
                                                       ----------               -------                     ---------
              Total interest income ................        (158)               (13,753)                      (13,911)

         Interest-bearing demand deposits ..........         232                   (211)                           21

         Savings deposits ..........................         316                 (3,017)                       (2,701)
         Time deposits .............................      (2,843)                (6,851)                       (9,694)
                                                       ----------               -------                     ---------
           Total interest-bearing deposits .........      (2,295)               (10,079)                      (12,374)
         Short-term borrowings .....................         812                   (553)                          259
         FHLB advances .............................      (2,952)                (3,087)                       (6,039)
         Long-term debt ............................        (473)                   (12)                         (485)
                                                       ---------                -------                     ---------
              Total interest expense ...............      (4,908)               (13,731)                      (18,639)
                                                       ---------                -------                     ---------
              Net interest income ..................   $   4,750                $   (22)                     $  4,728
                                                       =========                =======                     =========

(1) Non-accrual loans and overdrafts are included in average balances.
(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

BALANCE SHEET ANALYSIS
----------------------

ASSETS
------
At March 31, 2002, the Company had $4.41 billion in total assets, a decrease of $331 million, or 7%, from $4.74 billion at December 31, 2001. The decrease is primarily the result of a decrease in the Company's mortgage loans held for sale.

Securities
----------
Investment securities available for sale increased $29 million, to $394 million, representing 8.9% of total assets at March 31, 2002. At December 31, 2001, the investment securities portfolio totaled $365 million, or 7.7% of total assets. During the first three months of 2002, the company sold $39.9 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $415,000 and $14,000, respectively.

The Company's investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. Fixed rate debt securities within the portfolio, excluding municipal securities, totaled $81.4 million and $12.9 million at March 31, 2002 and December 31, 2001, respectively.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at March 31, 2002:

                                                                                       Securities Available for Sale
                                                                --------------------------------------------------------------------
                                                                                         Gross            Gross           Estimated
                                                                    Amortized          Unrealized       Unrealized          Fair
(In thousands)                                                        Cost               Gains            Losses            Value
------------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
   Government agency securities ..............................   $     25,108       $         -         $       147    $     24,961
   Collateralized mortgage obligations .......................         82,313               120                 199          82,234
   Mortgage-backed securities ................................          7,304                31                  91           7,244
   Municipal and other securities ............................        204,158               169               3,768         200,559
                                                                 ------------       -----------         -----------    ------------
     Total debt securities ...................................        318,883               320               4,205         314,998
Investment in FHLB ...........................................         79,094                 -                   -          79,094
                                                                 ------------       -----------         -----------    ------------
     Total securities available for sale .....................   $    397,977       $       320         $     4,205    $    394,092
                                                                 ============       ===========         ===========    ============


Certain securities having a carrying value of approximately $6.2 million and $8.4 million at March 31, 2002 and December 31, 2001, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
----------------------------
Mortgage loans held for sale were $411 million at March 31, 2002, a decrease of $338 million, or 45%, from $748 million at December 31, 2001. The decrease was primarily due to a decrease in residential mortgage loan closings during the first quarter of 2002 of $711 million compared to $1.4 billion closed during the fourth quarter of 2001 (loans closed generally remain in loans held for sale for 30 to 60 days after closing).

Portfolio Loans
---------------
Total portfolio loans were $3.47 billion at March 31, 2002, an increase of $9 million from $3.46 billion at December 31, 2001. The increase was due to increases in the commercial real estate mortgage loan and consumer direct installment loan balances which were offset by decreases in the residential real estate mortgage loan and consumer indirect loan portfolios. The commercial portfolio loan balance increased $38 million during the first three months of 2002, for an annualized growth rate of 11%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the three months ended March 31, 2002 and 2001, the Company closed $10.0 million and $5.4 million in Small Business Administration (SBA) loans, respectively. The

Company sold $3.3 million and $1.6 million of the guaranteed portion of SBA loans in the first three months of 2002 and 2001, respectively, resulting in corresponding gains of $178,000 and $40,000, respectively.

The residential mortgage portfolio loan balance decreased $29 million, or 2%, since year-end 2001 to $1.48 billion at March 31, 2002. The decrease in residential mortgage loans was due to an increase of loans being refinanced from the residential mortgage loan portfolio. The Company refinanced a significant portion of these mortgage portfolio loans, which are subsequently reflected as loans held for sale.

The consumer direct installment loan portfolio increased $16 million during the first three months of 2002 due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $16 million during the first quarter of 2002 due to the anticipated runoff of the indirect consumer loan portfolio.

The following table provides further information regarding the Company's loan portfolio:

                                                            March 31, 2002                     December 31, 2001
                                                     -----------------------------      -------------------------------
(Dollars in thousands)                                  Amount            Percent             Amount           Percent
----------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial ......................  $    68,353            2.0%          $    68,428            2.0%
   Commercial real estate mortgage ................    1,332,721           38.4             1,294,634           37.4
                                                     -----------        -------           -----------        -------
        Total commercial loans ....................    1,401,074           40.4             1,363,062           39.4
Residential real estate mortgages .................    1,482,824           42.8             1,511,831           43.7
Installment loans:
     Consumer direct ..............................      512,586           14.8               496,972           14.4
     Consumer indirect ............................       70,816            2.0                86,516            2.5
                                                     -----------        -------           -----------        -------
         Total installment loans ..................      583,402           16.8               583,488           16.9
                                                     -----------        -------           -----------        -------
       Total portfolio loans ......................  $ 3,467,300          100.0%          $ 3,458,381          100.0%
                                                     ===========        =======           ===========        =======

Credit Quality
--------------
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage loans, commercial real estate construction loans, residential real estate mortgage loans, residential real estate construction loans, and home equity loans). As of March 31, 2002, such loans comprised approximately 94% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees.

The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA). The majority of the Company's commercial loans is secured by real estate and is generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank, as well as fixed rates for terms generally ranging from three to five years. Management's emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company's historically low net charge-offs.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                           March 31,        December 31,
(Dollars in thousands)                                                       2002              2001
--------------------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ........................................................   $   7,012        $   6,413
     Residential real estate mortgages .................................      14,132           18,808
     Installment .......................................................       2,363            2,957
                                                                           ---------        ---------
       Total non-performing loans ......................................      23,507           28,178
   Other real estate owned .............................................       3,134            2,978
                                                                           ---------        ---------
       Total non-performing assets .....................................   $  26,641        $  31,156
                                                                           =========        =========

Non-performing assets as a percentage of:
     Portfolio loans and OREO ..........................................         .77%             .90%
     Portfolio loans, mortgage loans held for
           sale and OREO ...............................................         .69%             .74%
     Total assets ......................................................         .60%             .66%

Loans past due 90 days or more and still accruing interest:
   Commercial ..........................................................   $     136        $     144
   Residential real estate .............................................           -                -
   Installment .........................................................           -                -
                                                                           ---------        ---------
       Total loans past due 90 days or more ............................   $     136        $     144
                                                                           =========        =========

At March 31, 2002, approximately $37.3 million, or .96% of total loans were 30-89 days delinquent, compared to $40.5 million, or 1.17%, at December 31, 2001.

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

It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to rely on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

Net loan charge-offs increased $577,000 to $2.2 million for the three months ended March 31, 2002 compared to $1.7 million for the same period of 2001. The increase in 2002 is primarily due to increases in commercial loan charge-offs, which have been impacted by growth in the commercial real estate loan portfolio and the overall economy in the Company's primary market areas of Michigan, Ohio and Indiana. Based on these factors, the Company may have higher loss experience on such loans in the future. The Company recorded provision for loan losses of $2.4 million for the three months ended March 31, 2002 compared to $2.0 million for 2001.

The following table provides an analysis of the allowance for loan losses:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                     -------------------------------
(Dollars in thousands)                                                                  2002                2001
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 ...........................................................    $    29,157         $    28,450
   Loans charged off ...........................................................         (2,583)             (1,989)
   Recoveries of loans previously charged off ..................................            350                 333
                                                                                    -----------         -----------
     Net charge-offs ...........................................................         (2,233)             (1,656)
   Provision charged to expense ................................................          2,400               2,000
                                                                                    -----------         -----------
Balance at March 31 ............................................................    $    29,324         $    28,794
                                                                                    ===========         ===========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) ...........................................            .22%                .16%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end .................................................            .85%                .79%
Allowance for loan losses as a percentage of non-performing
     loans .....................................................................         124.75%             114.38%

Off-Balance Sheet Instruments
-----------------------------
At March 31, 2002, the Company had outstanding $112 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At March 31, 2002, the Company had outstanding mandatory forward commitments to sell $506 million of residential mortgage loans, of which $405 million covered mortgage loans held for sale and $100 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 2002 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the quarter ended March 31, 2002, the Company's hedging policies using mandatory forward commitments, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of FAS 133 on net income was immaterial.

LIABILITIES
-----------
Total liabilities were $4.02 billion at March 31, 2002, a $339 million, or 8% decrease from $4.36 billion at December 31, 2001. This decrease was primarily due to a decrease in FHLB advances, which were used to fund mortgage loans held for sale.

Deposits
--------
Total deposits decreased $54 million, or 2%, to $2.70 billion at March 31, 2002 from $2.75 billion at December 31, 2001. Noninterest bearing deposits decreased $17 million and certificates of deposit decreased $67 million for the quarter, while NOW and savings and money market accounts increased $30 million since year-end 2001.

Short-Term Borrowings
---------------------
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 2002 and the year ended December 31, 2001, were as follows:

                                                         March 31, 2002                       December 31, 2001
                                              ------------------------------------- ------------------------------------
                                                                          Average                             Average
                                                 Ending       Average   Rate During    Ending      Average   Rate During
(Dollars in thousands)                          Balance       Balance      Period      Balance     Balance     Period
------------------------------------------------------------------------------------------------------------------------
Federal funds purchased ..................     $162,000      $168,690       1.85%     $176,000     $ 90,290     3.47%
Other short-term borrowings ..............          548           595       1.23           500        6,140     5.28
                                               --------      --------      -----      --------     --------     ----
   Total short-term borrowings ...........     $162,548      $169,285       1.85%     $176,500     $ 96,430     3.54%
                                               ========      ========      =====      ========     ========     ====

At March 31, 2002 and December 31, 2001, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

FHLB Advances
-------------
Republic Bank routinely utilizes FHLB advances, both on a short- and long-term basis, to provide funding for mortgage loans held for sale and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances.

FHLB advances outstanding at March 31, 2002 and December 31, 2001, were as follows:

                                                                 March 31, 2002              December 31, 2001
                                                            ------------------------     --------------------------
                                                                             Average                      Average
                                                              Ending         Rate At          Ending      Rate At
(Dollars in thousands)                                       Balance       Period-End        Balance     Period-End
-------------------------------------------------------------------------------------------------------------------
Short-term  FHLB advances .....................             $  205,000       3.11%          $  485,000     2.69%
Long-term FHLB advances .......................                864,718       5.53              815,718     5.59
                                                            ----------       ----           ----------     ----
     Total ....................................             $1,069,718       5.07%          $1,300,718     4.51%
                                                            ==========       ====           ==========     ====

The long-term FHLB advances have original maturities ranging from April 2002 to October 2017.

Long-Term Debt
--------------
Long-term debt at March 31, 2002 and December 31, 2001 consisted of $13.5 million of 6.95% Senior Debentures due January 15, 2003.

CAPITAL
-------
Shareholders' equity was $313 million at March 31, 2002, an $8 million, or 3%, increase from $305 million at December 31, 2001. This increase primarily resulted from the retention of $9.6 million in earnings after the payment of dividends and the repurchase of 299,000 shares of common stock during the first three months of 2002.

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

As of March 31, 2002, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                                                March 31,    December 31,
                                                                                  2002           2001
                                                                             -------------   ------------
Total capital to risk-weighted assets /(1)/ .................................     13.21%          12.31%
Tier 1 capital to risk-weighted assets /(1)/ ................................     12.28           11.43
Tier 1 capital to average assets /(1)/ ......................................      8.56            8.34


/(1)/  As defined by the regulations.

As of March 31, 2002, the Company's total risk-based capital was $416 million and Tier 1 risk-based capital was $387 million, an excess of $101 million and $198 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

The Company's ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management is responsible for ensuring that the Bank asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2002, the Company's cumulative one-year gap was a positive 6.10% of total earning assets.

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

As of March 31, 2002, the earnings simulation model projects net interest income would increase by 3.5% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would decrease by 4.6%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as neutral for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.   Changes in Securities
          ---------------------
          On February 21, 2002, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on April 8, 2002 to shareholders of record March 14, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Republic Bancorp Inc. held its 2002 Annual Meeting of Shareholders on April 24, 2002. The following directors were elected at the annual meeting to serve until the next annual meeting:

          Director                               For               Abstentions
          --------                               ---               -----------
          Jerry D. Campbell                   42,571,731             377,965
          Dana M. Cluckey                     44,598,543             377,965
          George J. Butvilas                  44,589,498             377,965
          Mary P. Cauley                      44,070,658             377,965
          Richard J. Cramer, Sr.              44,582,303             377,965
          Dr. George A. Eastman               44,096,390             377,965
          Howard J. Hulsman                   44,593,499             377,965
          Gary Hurand                         44,593,829             377,965
          Dennis J. Ibold                     44,099,426             377,965
          Stanley A. Jacobson                 44,597,246             377,965
          John J. Lennon                      44,581,666             377,965
          Sam H. McGoun                       44,602,602             377,965
          Kelly E. Miller                     44,073,249             377,965
          Randolph P. Piper                   43,453,862             377,965
          Dr. Isaac J. Powell                 44,303,726             377,965
          B. Thomas M. Smith, Jr.             44,608,584             377,965
          Dr. Jeoffrey K. Stross              44,061,466             377,965
          Steven E. Zack                      44,587,637             377,965

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               (12)  Computations of ratios of earnings to fixed charges.

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed during the first quarter of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REPUBLIC BANCORP INC.
                                  ---------------------
                                  (Registrant)

Date: May 15, 2002                BY:  /s/ Thomas F. Menacher
                                       -----------------------------------
                                       Thomas F. Menacher
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)