Form 10-Q
period 2002-06-30
REPUBLIC BANCORP INC
filed 2002-08-13
CIK 813808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002               Commission File Number 0-15734


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

                                YES    X      NO _______
                                    -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2002:

Common Stock, $5 Par Value ............................   52,952,000 Shares

                                      INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 .....................................        3

           Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 2002 and 2001 .......................        4

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2002 and 2001 .......................        5

           Notes to Consolidated Financial Statements ................    6 - 9

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition .............   9 - 18


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings .........................................       19

  Item 2.  Changes in Securities .....................................       19

  Item 6.  Exhibits and Reports on Form 8-K ..........................       19

SIGNATURE ............................................................       20

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                       June 30,        December 31,
(Dollars in thousands)                                                   2002              2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .......................................    $    73,303       $    76,734
Mortgage loans held for sale ....................................        197,448           748,463
Securities available for sale (amortized cost of
   $464,637 and $369,492, respectively) .........................        466,135           364,648
Loans ...........................................................      3,551,626         3,458,381
   Less allowance for loan losses ...............................        (29,870)          (29,157)
                                                                     -----------       -----------
Net loans .......................................................      3,521,756         3,429,224
                                                                     -----------       -----------
Premises and equipment ..........................................         29,006            30,858
Mortgage servicing rights .......................................          2,944             2,482
Other assets ....................................................         66,558            88,196
                                                                     -----------       -----------
Total assets ....................................................    $ 4,357,150       $ 4,740,605
                                                                     ===========       ===========

LIABILITIES
Noninterest-bearing deposits ....................................    $   239,680       $   245,395
Interest-bearing deposits:
     NOW accounts ...............................................        159,354           153,839
     Savings and money market accounts ..........................        865,279           819,674
     Certificates of deposit ....................................      1,410,075         1,534,560
                                                                     -----------       -----------
     Total interest-bearing deposits ............................      2,434,708         2,508,073
                                                                     -----------       -----------
     Total deposits .............................................      2,674,388         2,753,468
Federal funds purchased and other short-term borrowings .........        183,500           176,500
FHLB advances ...................................................      1,017,670         1,300,718
Accrued expenses and other liabilities ..........................         61,926           112,783
Long-term debt ..................................................         13,500            13,500
                                                                     -----------       -----------
     Total liabilities ..........................................      3,950,984         4,356,969

Trust preferred securities and preferred stock of subsidiary ....         78,719            78,719

SHAREHOLDERS' EQUITY
Preferred stock, $25 stated value:  $2.25 cumulative
   and convertible; 5,000,000 shares authorized,
   none issued and outstanding ..................................              -                 -
Common stock, $5 par value, 75,000,000 shares
   authorized; 53,218,000 and 53,166,000 issued
   and outstanding, respectively ................................        266,092           265,831
Capital surplus .................................................         37,204            38,693
Retained earnings ...............................................         23,177             3,542
Accumulated other comprehensive income (loss) ...................            974            (3,149)
                                                                     -----------       -----------
Total shareholders' equity ......................................        327,447           304,917
                                                                     -----------       -----------
     Total liabilities and shareholders' equity .................    $ 4,357,150       $ 4,740,605
                                                                     ===========       ===========


See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
(In thousands, except per share data)                                       2002            2001          2002          2001
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans, including fees ............................................       $  64,288       $  84,843      $ 133,315    $ 169,766
Investment securities ............................................           5,563           4,156         10,071        7,698
                                                                         ---------       ---------      ---------    ---------
       Total interest income .....................................          69,851          88,999        143,386      177,464
                                                                         ---------       ---------      ---------    ---------

Interest Expense:
Deposits .........................................................          19,064          30,796         39,704       63,810
Short-term borrowings ............................................             857             935          1,640        1,459
FHLB advances ....................................................          13,653          19,346         27,861       39,593
Long-term debt ...................................................             241             241            483          968
                                                                         ---------       ---------      ---------    ---------
       Total interest expense ....................................          33,815          51,318         69,688      105,830
                                                                         ---------       ---------      ---------    ---------
Net interest income ..............................................          36,036          37,681         73,698       71,634
Provision for loan losses ........................................           2,400           2,300          4,800        4,300
                                                                         ---------       ---------      ---------    ---------
Net interest income after provision for loan losses ..............          33,636          35,381         68,898       67,334
                                                                         ---------       ---------      ---------    ---------

Noninterest Income:
Service charges ..................................................           2,017           1,892          4,006        3,543
Mortgage production revenue ......................................           8,140          17,857         15,386       34,507
Net mortgage servicing revenue (expense) .........................             130            (235)           276         (434)
Gain on sale of securities .......................................             417             163            818          530
Other noninterest income .........................................           1,293             512          2,088        1,364
Gain on sale of subsidiary .......................................               -          12,000              -       12,000
                                                                         ---------       ---------      ---------    ---------
       Total noninterest income ..................................          11,997          32,189         22,574       51,510
                                                                         ---------       ---------      ---------    ---------

Noninterest Expense:
Salaries and employee benefits ...................................          12,950          20,285         26,877       36,954
Occupancy expense of premises ....................................           2,485           3,226          4,972        6,626
Equipment expense ................................................           1,665           2,378          3,345        4,753
Other noninterest expense ........................................           5,757           8,729         11,460       16,690
Restructuring costs to exit mortgage servicing ...................               -               -              -       19,000
                                                                         ---------       ---------      ---------    ---------
       Total noninterest expense .................................          22,857          34,618         46,654       84,023
                                                                         ---------       ---------      ---------    ---------
Income before income taxes .......................................          22,776          32,952         44,818       34,821
Provision for income taxes .......................................           6,487          10,954         12,655       11,343
                                                                         ---------       ---------      ---------    ---------
Income before preferred stock dividends ..........................          16,289          21,998         32,163       23,478
Preferred stock dividends ........................................           1,755             680          3,511        1,361
                                                                         ---------       ---------      ---------    ---------
Net income .......................................................       $  14,534       $  21,318      $  28,652    $  22,117
                                                                         =========       =========      =========    =========


Basic earnings per share .........................................       $     .27       $     .39      $     .54    $     .40
                                                                         =========       =========      =========    =========
Diluted earnings per share .......................................       $     .27       $     .39      $     .53    $     .40
                                                                         =========       =========      =========    =========
Average common shares outstanding - diluted ......................          54,147          55,202         53,970       55,166
                                                                         =========       =========      =========    =========
Cash dividends declared per common share .........................       $    .085       $    .077      $    .170    $    .155
                                                                         =========       =========      =========    =========

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30  (In thousands)                                                   2002                 2001
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income .....................................................................        $    28,652         $    22,117
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................................              4,063               4,706
     Amortization and write-down of mortgage servicing rights ..................                523              20,079
     Net gain on sale of mortgage servicing rights .............................                  -             (21,521)
     Net gain on sale of securities available for sale .........................               (818)               (530)
     Net gain on sale of SBA and residential real estate loans .................             (3,225)               (718)
     Net gain on sale of subsidiary ............................................                  -             (12,000)
     Proceeds from sales of mortgage loans held for sale .......................          1,437,819           2,615,500
     Origination of mortgage loans held for sale ...............................           (886,804)         (2,878,136)
     Net decrease in other assets ..............................................             13,913              30,965
     Net decrease in other liabilities .........................................            (50,857)            (34,678)
     Other, net ................................................................               (506)             (1,275)
                                                                                        -----------         -----------
       Total adjustments .......................................................            514,108            (277,608)
                                                                                        -----------         -----------
           Net cash provided by (used in) operating activities .................            542,760            (255,491)
                                                                                        -----------         -----------

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale ............................             83,238              86,611
Proceeds from maturities/payments of securities available for sale .............             14,934               4,442
Purchases of securities available for sale .....................................           (192,590)           (171,610)
Proceeds from sale of consumer loans ...........................................                  -              39,485
Proceeds from sale of SBA and residential real estate loans ....................            115,874              28,980
Net (increase) decrease in loans made to customers .............................           (202,069)            158,710
Proceeds from sale of subsidiary and payments received on related borrowings ...                  -             175,184
Proceeds from sale of mortgage servicing rights ................................                  -              93,882
Additions to mortgage servicing rights .........................................               (985)            (46,017)
                                                                                        -----------         -----------
           Net cash (used in) provided by investing activities .................           (181,598)            369,667
                                                                                        -----------         -----------

Cash Flows From Financing Activities:
Net (decrease) increase in deposits ............................................            (79,080)             91,516
Net increase in short-term borrowings ..........................................              7,000               9,229
Net decrease in short-term FHLB advances .......................................           (360,000)            (81,500)
Proceeds from long-term FHLB advances ..........................................             76,952              60,000
Payments on long-term FHLB advances ............................................                  -            (118,295)
Payments on long-term debt .....................................................                  -             (34,000)
Net proceeds from issuance of common shares ....................................              4,310               2,925
Repurchase of common shares ....................................................             (4,724)             (4,205)
Dividends paid .................................................................             (9,051)             (8,420)
                                                                                        -----------         -----------
           Net cash used in financing activities ...............................           (364,593)            (82,750)
                                                                                        -----------         -----------

Net (decrease) increase in cash and cash equivalents ...........................             (3,431)             31,426
Cash and cash equivalents at beginning of period ...............................             76,734              82,377
                                                                                        -----------         -----------
Cash and cash equivalents at end of period .....................................        $    73,303         $   113,803
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

Note 2 - Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., and its wholly-owned banking subsidiary, Republic Bank (including its subsidiaries D&N Capital Corporation, Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust
I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)                                        2002              2001
                                                      ----              ----
Cash paid during the period for:
     Interest ................................    $    69,607       $   113,872
     Income taxes ............................    $    12,984             6,819

Non-cash investing activities:
     Loan charge-offs ........................    $     4,737       $     4,382

Note 4 - Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                     June 30,
(In thousands)                                                          2002         2001            2002        2001
------------------------------------------------------------------------------------------------------------------------
Net income ......................................................    $   14,534   $   21,318      $  28,652   $  22,117

Unrealized holding gains (losses) on securities, net of tax .....    $    3,770   $     (580)     $   4,655   $    (254)
Reclassification adjustment for gains included
        in net income, net of tax ...............................          (271)        (106)          (532)       (345)
                                                                     ----------   ----------      ---------   ---------
Net unrealized gains (losses) on securities, net of tax .........         3,499         (686)         4,123        (599)
                                                                     ----------   ----------      ---------   ---------
Comprehensive income ............................................    $   18,033   $   20,632      $  32,775   $  21,518
                                                                     ==========   ==========      =========   =========

Note 5 - Intangible Assets

The following table summarizes the Company's core deposit intangible asset which is subject to amortization:

(Dollars in thousands)                          June 30, 2002     Dec. 31, 2001
--------------------------------------------------------------------------------
Core Deposit Intangible Asset:
   Gross carrying amount .....................   $     8,749       $     8,749
   Accumulated amortization ..................         2,686             2,191
                                                 -----------       -----------
     Net book value ..........................   $     6,063       $     6,558
                                                 ===========       ===========

Amortization expense on the core deposit intangible asset totaled $248,000 for each of the quarters ended June 30, 2002 and 2001, and $990,000 for the year ended December 31, 2001. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2002, 2003 and 2004. The Company expects core deposit intangible amortization expense for the years ended December 31, 2005 and 2006 to be $945,000 and $936,000, respectively.

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended                   Six Months Ended
                                                                                June 30,                           June 30,
(Dollars in thousands, except per share data)                            2002             2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
     Net income ................................................      $    14,534      $    21,318      $    28,652      $    22,117

Denominator for basic earnings per share--
     weighted-average shares ...................................       53,176,238       54,435,795       53,100,983       54,441,581

     Effect of dilutive securities:
           Employee stock options ..............................          904,624          716,009          807,843          676,625
           Warrants ............................................           65,968           50,687           60,911           47,725
                                                                      -----------      -----------      -----------      -----------
                Dilutive potential common shares ...............          970,592          766,696          868,754          724,350
                                                                      -----------      -----------      -----------      -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares for assumed conversions ...........       54,146,830       55,202,491       53,969,737       55,165,931
                                                                      ===========      ===========      ===========      ===========

     Basic earnings per share ..................................      $       .27      $       .39      $       .54      $       .40
                                                                      ===========      ===========      ===========      ===========

     Diluted earnings per share ................................      $       .27      $       .39      $       .53      $       .40
                                                                      ===========      ===========      ===========      ===========

Note 7 - Segment Information

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

In conjunction with the merger of Republic Bank and D&N Bank in 2000 and the sale of Market Street Mortgage Corporation in 2001, the Company redefined its business segments. Amounts for 2001 have been reclassified to conform to the current year presentation.

The following tables present the financial results of each business segment for the three and six months ended June 30, 2002 and 2001.

                                                                                                      Treasury
(In thousands)                                             Commercial      Retail       Mortgage      and Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 2002

Net interest income from external customers                $   24,157    $  (12,089)   $    6,627    $   17,341    $   36,036
Internal funding                                              (10,957)       40,122        (3,311)      (25,854)            -
                                                           ----------    ----------    ----------    ----------    ----------
Net interest income                                            13,200        28,033         3,316        (8,513)       36,036
Provision for loan losses                                         941           426             -         1,033         2,400
Noninterest income                                                786         2,089         6,948         2,174        11,997
Noninterest expense                                             2,196         7,623         6,522         6,516        22,857
                                                           ----------    ----------    ----------    ----------    ----------
   Income before taxes                                         10,849        22,073         3,742       (13,888)       22,776
Preferred stock dividend                                            -             -             -         1,755         1,755
Income taxes                                                    3,970         8,085         1,310        (6,878)        6,487
                                                           ----------    ----------    ----------    ----------    ----------
Net income                                                 $    6,879    $   13,988    $    2,432    $   (8,765)   $   14,534
                                                           ==========    ==========    ==========    ==========    ==========

Depreciation and amortization                              $       37    $      792    $      588    $    1,050    $    2,467
Capital expenditures                                       $        6    $      196    $      156    $      501    $      859
Net identifiable assets (in millions)/(1)/                 $    1,409    $    2,782    $      312    $     (146)   $    4,357
Return on equity/(2)/                                           19.77%        22.02%        49.00%          n/m         18.12%
Return on assets                                                 1.98%         2.00%         2.45%          n/m          1.34%
Efficiency ratio                                                15.70%        25.31%        63.54%          n/m         48.00%
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Treasury
(In thousands)                                             Commercial      Retail       Mortgage      and Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 2001/(3)/
Net interest income from external customers                $   26,053    $  (22,204)   $   16,767    $   17,065    $   37,681
Internal funding                                              (12,999)       47,542        (9,660)      (24,883)            -
                                                           ----------    ----------    ----------    ----------    ----------
Net interest income                                            13,054        25,338         7,107        (7,818)       37,681
Provision for loan losses                                       1,708            62             -           530         2,300
Noninterest income                                                259         1,929        16,793         1,208        20,189
Noninterest expense                                             2,559         7,517        17,203         7,339        34,618
                                                           ----------    ----------    ----------    ----------    ----------
   Income before taxes                                          9,046        19,688         6,697       (14,479)       20,952
Preferred stock dividend                                            -             -             -           680           680
Income taxes                                                    3,325         7,129         2,344        (6,044)        6,754
                                                           ----------    ----------    ----------    ----------    ----------
Net operating income                                       $    5,721    $   12,559    $    4,353    $   (9,115)   $   13,518
                                                           ==========    ==========    ==========    ==========    ==========

Depreciation and amortization                              $       42    $      828    $    1,551    $      530    $    2,951
Capital expenditures                                       $       36    $      279    $      188    $      236    $      739
Net identifiable assets (in millions)/(1)/                 $    1,246    $    2,920    $      609    $     (295)   $    4,480
Return on equity/(2)/                                           18.62%        19.20%        50.27%          n/m         18.23%
Return on assets                                                 1.86%         1.75%         2.03%          n/m          1.14%
Efficiency ratio                                                19.22%        27.57%        71.98%          n/m         60.00%
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Treasury
(In thousands)                                             Commercial      Retail       Mortgage      and Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2002
Net interest income from external customers                $   48,452    $  (25,928)   $   18,407    $   32,767    $   73,698
Internal funding                                              (21,711)       82,035        (9,202)      (51,122)            -
                                                           ----------    ----------    ----------    ----------    ----------
Net interest income                                            26,741        56,107         9,205       (18,355)       73,698
Provision for loan losses                                       2,223           730             -         1,847         4,800
Noninterest income                                              1,076         4,087        14,254         3,157        22,574
Noninterest expense                                             4,647        15,811        13,711        12,485        46,654
                                                           ----------    ----------    ----------    ----------    ----------
   Income before taxes                                         20,947        43,653         9,748       (29,530)       44,818
Preferred stock dividend                                            -             -             -         3,511         3,511
Income taxes                                                    7,504        15,638         3,412       (13,899)       12,655
                                                           ----------    ----------    ----------    -----------   ----------
Net income                                                 $   13,443    $   28,015    $    6,336    $  (19,142)   $   28,652
                                                           ==========    ==========    ==========    ==========    ==========

Depreciation and amortization                              $       71    $    1,590    $    1,147    $    1,778    $    4,586
Capital expenditures                                       $       18    $      243    $      298    $      665    $    1,224
Net identifiable assets (in millions)/(1)/                 $    1,409    $    2,782    $      312    $     (146)   $    4,357
Return on equity/(2)/                                           19.58%        21.75%        44.61%          n/m         18.13%
Return on assets                                                 1.96%         1.98%         2.23%          n/m          1.29%
Efficiency ratio                                                16.71%        26.27%        58.45%          n/m         48.88%
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Treasury
(In thousands)                                             Commercial      Retail       Mortgage      and Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2001/(3)/
Net interest income from external customers                $   52,305    $  (45,453)   $   29,202    $   35,580    $   71,634
Internal funding                                              (26,376)       95,577       (17,811)      (51,390)            -
                                                           ----------    ----------    ----------    ----------    ----------
Net interest income                                            25,929        50,124        11,391       (15,810)       71,634
Provision for loan losses                                       2,376           176             -         1,748         4,300
Noninterest income                                                528         3,655        31,501         3,826        39,510
Noninterest expense                                             4,860        15,339        32,001        12,823        65,023
                                                           ----------    ----------    ----------    ----------    ----------
   Income before taxes                                         19,221        38,264        10,891       (26,555)       41,821
Preferred stock dividend                                            -             -             -         1,361         1,361
Income taxes                                                    6,886        13,631         3,812       (10,536)       13,793
                                                           ----------    ----------    ----------    ----------    ----------
Net income                                                 $   12,335    $   24,633    $    7,079    $  (17,380)   $   26,667
                                                           ==========    ==========    ==========    ==========    ==========

Depreciation and amortization                              $       85    $    1,665    $    5,927    $    1,043    $    8,720
Capital expenditures                                       $       84    $      660    $      267    $      738    $    1,749
Net identifiable assets (in millions)/(1)/                 $    1,246    $    2,920    $      609    $     (295)   $    4,480
Return on equity/(2)/                                           20.49%        18.95%        40.12%          n/m         17.94%
Return on assets                                                 2.05%         1.72%         1.75%          n/m          1.14%
Efficiency ratio                                                18.37%        28.52%        74.61%          n/m         58.79%
-------------------------------------------------------------------------------------------------------------------------------

/(1)/ Treasury and Other net identifiable assets include the securities portfolio and residential real estate mortgage portfolio loans, net of deposits in excess of consumer loans credited to the retail segment.
/(2)/ Capital is allocated as a percentage of assets of 10%, 10% and 5% for the commercial, retail and mortgage banking segments, respectively.
/(3)/ Amounts exclude impact of $12.0 million pretax gain on sale of subsidiary recorded in the second quarter and the impact of $19.0 million of pretax restructuring costs to exit the mortgage servicing business
n/m - Not meaningful
--------------------------------------------------------------------------------

Note 8 - Accounting and Financial Reporting Developments

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which drastically changed the accounting for goodwill, and intangible assets. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life)(see Note 5). The Company's goodwill balance was $1.2 million at June 30, 2002 and December 31, 2001. The Company adopted the provisions of Statement No. 142 on January 1, 2002, which had an insignificant effect on the Company's results of operations for the quarter and six months ended June 30, 2002 compared to the quarter and six months ended June 30, 2001.

Note 9 - Subsequent Events

On June 4, 2002, the Board of Directors of D&N Capital Corporation, a wholly-owned subsidiary of Republic Bank, approved the redemption of its 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share). The Company redeemed all 1,210,000 issued and outstanding shares at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash on July 22, 2002.

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. Future increases in the cash surrender value resulting from investment returns will be recorded in other income.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the second quarter of 2002 of $14.5 million, an increase of 8% over net operating income of $13.5 million for the second quarter of 2001. Diluted earnings per share were $0.27 for the quarter, up 8% from $0.25 earned in 2001. Annualized returns on average assets and average shareholders' equity were 1.34% and 18.12%, respectively, for the quarter ended June 30, 2002. These compare with annualized returns of 1.14% on average assets and 18.23% on average equity for the second quarter of 2001.

Net income for the six months ended June 30, 2002 was $28.7 million, a 7% increase over net operating income of $26.7 million earned for the same period in 2001. For the six month period ended June 30, 2002, diluted earnings per share were $0.53, an increase of 10% over the $0.48 earned in 2001. Annualized returns on average assets and shareholders' equity for the first six months of 2002 were 1.29% and 18.13%, respectively.

Net operating income in 2001 excludes the $12.0 million pretax gain on sale of Market Street Mortgage Corporation and $19.0 million of pretax restructuring costs to exit the mortgage servicing business. Including these items, the Company reported net income of $21.3 million and $22.1 million, respectively, for the three and six month periods ended June 30, 2001, or $0.39 and $0.40 per share, respectively.

RESULTS OF OPERATIONS

Mortgage Banking

The following discussion provides information that relates specifically to the Company's mortgage banking line of business, which generates revenue from mortgage loan production and mortgage loan servicing activities. Mortgage banking revenue represents the largest component of the Company's total noninterest income.

The Company closed $668 million in single-family residential mortgage loans in the second quarter of 2002, compared to $1.04 billion closed in the same period last year. During the first half of 2002, mortgage loan closings were $1.38 billion, compared to $1.89 billion for the comparable period in 2001. For comparability, residential mortgage loan closings exclude Market Street Mortgage loan closings of $684 million for the second quarter of 2001 and $1.19 billion for the six months ended June 20, 2001. Mortgage loan volumes during 2002 decreased primarily due to the increase in interest rates, which has resulted in a lower level of mortgage refinance activity. Refinancings for the second quarter of 2002 represented 38% of total closings compared to 53% in the second quarter of 2001. During the first half of 2002, refinancings represented 48% of total closings compared to 59% for the first half of 2001.

The following table summarizes the Company's income from mortgage banking activities:

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                      June 30,
(In thousands)                                                          2002            2001          2002            2001
--------------------------------------------------------------------------------------------------------------------------
Mortgage loan production revenue/(1)/ .......................       $  8,140        $ 17,857      $ 15,386        $ 34,507
Net mortgage loan servicing (expense) revenue/(2)/ ..........            130            (235)          276            (434)
                                                                    --------        --------      --------        --------
      Total mortgage banking revenue ........................       $  8,270        $ 17,622      $ 15,662        $ 34,073
                                                                    ========        ========      ========        ========

/(1)/ Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold, net of commissions and incentives paid of $6.5 million and $11.6 million for the second quarters of 2002 and 2001, respectively, and $15.1 million and $18.8 million for the six months ended June 30, 2002 and 2001, respectively. Also includes gains on sales of mortgage portfolio loans totaling $1.9 million for the second quarter of 2002 and $2.5 million and $431,000 for the six months ended June 30, 2002 and 2001, respectively. Mortgage loan portfolio sales totaled $63.5 million for the second quarter of 2002 and $102.1 million and $24.2 million, for the six months ended June 30, 2002 and 2001, respectively.

/(2)/ Includes servicing fees, late fees and other ancillary charges, net of amortization of mortgage servicing rights.

For the three months ended June 30, 2002, mortgage banking revenue decreased $9.4 million, or 53%, to $8.3 million from $17.6 million a year earlier. For comparability, excluding the results of Market Street Mortgage, total mortgage banking revenue for the second quarter of 2001 was $8.6 million. The decrease is primarily due to a reduction in mortgage production revenue resulting from the decrease in production volume discussed above and a corresponding decrease in mortgage loans held for sale fundings, offset by gains on sale of mortgage portfolio loans.

For the six months ended June 30, 2002, mortgage banking revenue decreased $18.4 million, or 54%, to $15.7 million from $34.1 million for the same period a year ago. For comparability, excluding the results of Market Street Mortgage, total mortgage banking revenue for the six months ended June 30, 2001 was $17.6 million. The decrease is primarily due to a reduction in mortgage production revenue resulting from the decrease in production volume discussed above and a corresponding decrease in mortgage loans held for sale fundings, offset by gains on sale of mortgage portfolio loans.

For the quarter ended June 30, 2002, net mortgage loan servicing income was $130,000 compared to net mortgage loan servicing expense of $235,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, net mortgage loan servicing revenue was $276,000 compared to net mortgage loan servicing expense of $434,000 in 2001. These increases in revenue reflect decreases in amortization of mortgage servicing rights as a result of the decrease in residential mortgage loan refinance activity during 2002 and corresponding decreases in mortgage prepayments of the Company's remaining servicing portfolio. At the end of the first quarter of 2001, the Company elected to exit the residential mortgage servicing business through the sale of Market Street Mortgage's $1.8 billion mortgage loan servicing portfolio and mortgage servicing rights were reduced by $16.1 million at March 31, 2001 to reflect the current market value of the servicing portfolio. Loans serviced for others averaged $229 million for the second quarter of 2002 compared to $888 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, mortgage loans serviced for others averaged $210 million and $1.5 billion, respectively.

Commercial and Retail Banking

The remaining disclosures and analyses within Management's Discussion and Analysis regarding the Company's results of operations and financial condition relate principally to the commercial and retail banking line of business.

Net Interest Income

The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and six months ended June 30, 2002 and 2001.

Net interest income, on a fully taxable equivalent (FTE) basis, was $37.2 million for the second quarter of 2002, compared to $38.4 million for the second quarter of 2001. The decrease was primarily the result of a decrease in the Company's average interest-earnings assets of $447 million. The average mortgage loans held for sale balance decreased $497 million, or 66% for the second quarter of 2002 compared to 2001, reflecting the decreased mortgage loan closing volume. The average portfolio loan balance decreased $115 million, or 3% during the second quarter of 2002 compared to 2001. This decrease reflects a $177 million, or 14% increase in average commercial loans offset by a decrease of $272 million, or 15% in average residential real estate mortgage loans and a decrease of $20 million, or 3% in average installment loans. The decrease in average installment loans is the result of an $81 million decrease in the average indirect installment loan balance offset by an increase of $61 million in the average direct installment loan balance. In addition, the average balance of investment securities increased $168 million, or 64% for the second quarter of 2002 compared to 2001.

The net interest margin (FTE) was 3.53% for the quarter ended June 30, 2002, an increase of 23 basis points from 3.30% in 2001. The increase in the margin was due to the Company's cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets and the mix of the Company's interest-bearing liabilities. Average balances of the Company's higher cost interest-bearing liabilities of time deposits and FHLB advances decreased $637 million compared to the second quarter of 2001. The decrease was partially offset by increases in the average balances of lower cost interest-bearing demand deposits and short-term borrowings of $237 million.

Table I - Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

                                                            Three Months Ended                        Three Months Ended
                                                              June 30, 2002                              June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Average                 Average       Average                  Average
(Dollar amounts in thousands)                               Balance     Interest      Rate        Balance       Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ............................    $      1,080     $      4      1.32%     $      4,194    $     40     3.84%
Mortgage loans held for sale ......................         258,254        4,284      6.64           755,606      13,458     7.14
Investment securities .............................         429,551        6,723      6.28           261,632       4,850     7.44
Portfolio loans/(1)/:
   Commercial loans ...............................       1,412,915       24,455      6.85         1,235,790      26,053     8.34
   Real estate mortgage loans .....................       1,517,138       25,222      6.65         1,789,315      31,994     7.17
   Installment loans ..............................         587,731       10,327      7.05           607,482      13,338     8.81
                                                       ------------     --------     -----      ------------    --------    -----
         Total loans, net of unearned income ......       3,517,784       60,004      6.80         3,632,587      71,385     7.84
                                                       ------------     --------     -----      ------------    --------    -----
     Total interest-earning assets ................       4,206,669       71,015      6.73         4,654,019      89,733     7.70
Allowance for loan losses .........................         (29,641)                                 (29,033)
Cash and due from banks ...........................          58,175                                   70,281
Other assets ......................................          99,858                                   43,178
                                                       ------------                             ------------
     Total assets .................................    $  4,335,061                             $  4,738,445
                                                       ============                             ============

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits ..................    $    161,398          262       .65      $     28,696         121     1.69
Savings deposits ..................................         843,004        3,861      1.84           896,945       6,704     3.00
Time deposits .....................................       1,418,331       14,941      4.23         1,641,912      23,971     5.86
                                                       ------------     --------     -----      ------------    --------    -----
   Total interest-bearing deposits ................       2,422,733       19,064      3.16         2,567,553      30,796     4.81
Short-term borrowings .............................         183,828          857      1.84            79,306         935     4.67
FHLB advances .....................................       1,041,639       13,653      5.19         1,455,480      19,346     5.26
Long-term debt ....................................          13,500          241      7.15            13,500         241     7.14
                                                       ------------     --------     -----      ------------    --------    -----
     Total interest-bearing liabilities ...........       3,661,700       33,815      3.68         4,115,839      51,318     4.97
                                                                        --------     -----                      --------    -----
Noninterest-bearing deposits ......................         230,346                                  215,758
Other liabilities .................................          43,408                                   81,508
                                                       ------------                             ------------
     Total liabilities ............................       3,935,454                                4,413,105
Trust preferred securities and preferred
    stock of subsidiary ...........................          78,719                                   28,719
Shareholders' equity ..............................         320,888                                  296,621
                                                       ------------                             ------------
     Total liabilities and shareholders' equity ...    $  4,335,061                             $  4,738,445
                                                       ============                             ============

Net interest income/rate spread (FTE) .............                     $ 37,200      3.05%                     $ 38,415     2.73%
                                                                        ========     =====                      ========    =====
Net interest margin (FTE) .........................                                   3.53%                                  3.30%
                                                                                     =====                                  =====

         Increase (decrease) due to change in:              Volume/(2)/              Rate/(2)/            Net Change
         ------------------------------------------------------------------------------------------------------------
         Short-term investments ....................         $    (19)               $    (17)             $     (36)
         Mortgage loans held for sale ..............           (8,291)                   (883)                (9,174)
         Investment securities .....................            2,728                    (855)                 1,873
         Portfolio loans/(1)/:
            Commercial loans .......................            3,387                  (4,985)                (1,598)
            Real estate mortgage loans .............           (4,586)                 (2,186)                (6,772)
            Installment loans ......................             (421)                 (2,590)                (3,011)
                                                             --------                --------              ---------
              Total loans, net of unearned income ..           (1,620)                 (9,761)               (11,381)
                                                             --------                --------              ---------
              Total interest income ................           (7,202)                (11,516)               (18,718)

         Interest-bearing demand deposits ..........              257                    (116)                   141
         Savings deposits ..........................             (383)                 (2,460)                (2,843)
         Time deposits .............................           (2,967)                 (6,063)                (9,030)
                                                             --------                --------              ---------
           Total interest-bearing deposits .........           (3,093)                 (8,639)               (11,732)
         Short-term borrowings .....................              715                    (793)                   (78)
         FHLB advances .............................           (5,438)                   (255)                (5,693)
         Long-term debt ............................                -                       -                      -
                                                             --------                --------              ---------
              Total interest expense ...............           (7,816)                 (9,687)               (17,503)
                                                             --------                --------              ---------
              Net interest income ..................         $    614                $ (1,829)             $  (1,215)
                                                             ========                ========              =========

/(1)/ Non-accrual loans and overdrafts are included in average balances. /(2)/ Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table I - Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

                                                              Six Months Ended                           Six Months Ended
                                                                June 30, 2002                              June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                   Average       Average                  Average
(Dollar amounts in thousands)                            Balance      Interest      Rate         Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Average Assets:
Short-term investments ............................  $       924    $       8      1.80%       $    3,689    $     87     4.77%
Mortgage loans held for sale ......................      411,163       13,715      6.67           600,711      22,731     7.63
Investment securities .............................      398,415       12,451      6.30           230,118       8,551     7.49
Portfolio loans/(1)/:
   Commercial loans ...............................    1,394,752       49,071      7.00         1,205,081      52,305     8.63
   Real estate mortgage loans .....................    1,505,893       49,820      6.62         1,825,738      66,366     7.33
   Installment loans ..............................      586,146       20,709      7.12           629,292      28,364     9.09
                                                     ------------   ---------      ----        ----------    --------     ----
   Total loans, net of unearned income ............    3,486,791      119,600      6.85         3,660,111     147,035     8.06
                                                     ------------   ---------      ----        ----------    --------     ----
     Total interest-earning assets ................    4,297,293      145,774      6.78         4,494,629     178,404     7.97
Allowance for loan losses .........................      (29,463)                                 (29,019)
Cash and due from banks ...........................       59,090                                   69,417
Other assets ......................................      103,181                                  160,564
                                                     ------------                              ----------
     Total assets .................................  $ 4,430,101                               $4,695,591
                                                      ===========                              ==========

Average Liabilities and Shareholders' Equity:
Interest-bearing demand deposits ..................  $   158,834          504      0.64        $   30,163         342     2.29
Savings deposits ..................................      838,077        7,556      1.82           854,972      13,099     3.09
Time deposits .....................................    1,463,308       31,644      4.36         1,675,619      50,369     6.06
                                                     ------------   ---------      ----        ----------    --------     ----
   Total interest-bearing deposits ................    2,460,219       39,704      3.25         2,560,754      63,810     5.03
Short-term borrowings .............................      176,597        1,640      1.85            58,145       1,459     4.99
FHLB advances .....................................    1,111,866       27,861      4.98         1,431,342      39,593     5.50
Long-term debt ....................................       13,500          483      7.15            25,250         968     7.67
                                                     ------------   ---------      ----        ----------    --------     ----
     Total interest-bearing liabilities ...........    3,762,182       69,688      3.71         4,075,491     105,830     5.21
                                                                    ---------      ----                      --------     ----
Noninterest-bearing deposits ......................      229,156                                  207,821
Other liabilities .................................       43,922                                   86,188
                                                     ------------                              ----------
     Total liabilities ............................    4,035,260                                4,369,500
Trust preferred securities and preferred
   stock of subsidiary ............................       78,719                                   28,719
Shareholders' equity ..............................      316,122                                  297,372
                                                     ------------                              ----------
     Total liabilities and shareholders' equity ...  $ 4,430,101                               $4,695,591
                                                     ============                              ==========
Net interest income/Rate spread (FTE) .............                 $  76,086      3.07%                     $ 72,574     2.76%
                                                                    =========      ====                      ========     ====
Net interest margin ...............................                                3.53%                                  3.23%
                                                                                   ====                                   ====


         Increase (decrease) due to change in:        Volume/(2)/               Rate/(2)/                   Net Change
         --------------------------------------------------------------------------------------------------------------
         Short-term investments ...................  $       (43)              $    (36)                    $     (79)
         Mortgage loans held for sale .............       (6,446)                (2,570)                       (9,016)
         Investment securities ....................        5,454                 (1,554)                        3,900
         Portfolio loans/(1)/:
            Commercial loans ......................        7,458                (10,692)                       (3,234)
            Real estate mortgage loans ............      (10,655)                (5,891)                      (16,546)
            Installment loans .....................       (1,840)                (5,815)                       (7,655)
                                                     ------------               --------                    ----------
              Total loans, net of unearned income         (5,037)               (22,398)                      (27,435)
                                                     ------------               --------                    ----------
              Total interest income ...............       (6,072)               (26,558)                      (32,630)

         Interest-bearing demand deposits .........          565                   (403)                          162
         Savings deposits .........................         (254)                (5,289)                       (5,543)
         Time deposits ............................       (5,826)               (12,899)                      (18,725)
                                                     ------------               --------                    ----------
           Total interest-bearing deposits ........       (5,515)               (18,591)                      (24,106)
         Short-term borrowings ....................        1,533                 (1,352)                          181
         FHLB advances ............................       (8,242)                (3,490)                      (11,732)
         Long-term debt ...........................         (423)                   (62)                         (485)
                                                     ------------               --------                    ----------
              Total interest expense ..............      (12,647)               (23,495)                      (36,142)
                                                     ------------               --------                    ----------
              Net interest income .................  $     6,575               $ (3,063)                    $   3,512
                                                     ============               ========                    ==========


/(1)/ Non-accrual loans and overdrafts are included in average balances. /(2)/ Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

For the six months ended June 30, 2002, net interest income (FTE) was $76.1 million, an increase of $3.5 million, or 5%, over the first half of 2001. The increase was primarily the result of an increase in the net interest margin. The net interest margin (FTE) for the six months ended June 30, 2002, rose 30 basis points to 3.53% from 3.23% for the comparable period in 2001. The increase in the margin was due to the Company's cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets and the mix of the Company's interest-bearing liabilities.

Noninterest Expense

For comparability, excluding the noninterest expense of Market Street Mortgage for 2001, total noninterest expense for the quarter ended June 30, 2002 decreased $2.6 million, or 10%, to $22.9 million compared to $25.5 million for the second quarter of 2001. The decrease is primarily the result of a decrease in salaries and employee benefits in the second quarter of 2002 compared to 2001. Excluding the $19.0 million of charges related to the exit of the mortgage servicing business and the noninterest expense of Market Street Mortgage for 2001, total non-interest expense for the six months ended June 30, 2002, decreased $1.4 million, or 3%, to $46.7 million compared to $48.0 million in 2001. This decrease is primarily the result of a decrease in other noninterest expense in 2002 compared to 2001.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 2002, the Company had $4.38 billion in total assets, a decrease of $383 million, or 8%, from $4.74 billion at December 31, 2001. The decrease is primarily the result of the $551 million decrease in the mortgage loans held for sale balance, partially offset by increases in securities available for sale and portfolio loans.

Securities

Investment securities available for sale increased $101 million, to $466 million, representing 10.7% of total assets at June 30, 2002. At December 31, 2001, the investment securities portfolio totaled $365 million, or 7.7% of total assets. During the first half of 2002, the Company sold $82.4 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $849,000 and $31,000, respectively.

The Company's investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. Fixed rate debt securities within the portfolio, excluding municipal securities, totaled $128.8 million and $12.9 million at June 30, 2002 and December 31, 2001, respectively.

The following table details the composition, amortized cost and fair value of the Company's investment securities portfolio at June 30, 2002:

                                                                                     Securities Available for Sale
                                                                ------------------------------------------------------------------
                                                                                       Gross            Gross          Estimated
                                                                  Amortized          Unrealized       Unrealized          Fair
(In thousands)                                                      Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------------------
Debt Securities:
   Government agency securities ...........................     $    51,694       $       158      $        58       $    51,794
   Collateralized mortgage obligations ....................         122,078               895              191           122,782
   Mortgage-backed securities .............................           6,857                94               46             6,905
   Municipal and other securities .........................         204,903             1,368              722           205,549
                                                                -----------       -----------      -----------       -----------
     Total debt securities ................................         385,532             2,515            1,017           387,030
Investment in FHLB ........................................          79,105                 -                -            79,105
                                                                -----------       -----------      -----------       -----------
Total securities available for sale .......................     $   464,637       $     2,515      $     1,017       $   466,135
                                                                ===========       ===========      ===========       ===========

Certain securities having a carrying value of approximately $4.8 million and $8.4 million at June 30, 2002 and December 31, 2001, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $197 million at June 30, 2002, a decrease of $551 million, or 74%, from $748 million at December 31, 2001. The decrease was primarily due to a decrease in residential mortgage loan closings during the second quarter of 2002 of $668 million compared to $1.4 billion closed during the fourth quarter of 2001 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). In addition, the Company had a higher percentage of adjustable rate loan closings during the first six months of 2002, which were retained as portfolio loans rather than held for sale to the secondary market.

Portfolio Loans

Total portfolio loans were $3.55 billion at June 30, 2002, an increase of $93 million, or 3%, from $3.46 billion at December 31, 2001. The increase was due to increases in the commercial real estate mortgage loan, residential real estate mortgage loan and consumer direct installment loan balances which were offset by a decrease in the consumer indirect loan portfolio. The commercial portfolio loan balance increased $70 million during the first six months of 2002, for an annualized growth rate of 10%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the six months ended June 30, 2002 and 2001, the Company closed $25.1 million and $14.5 million in Small Business Administration (SBA) loans, respectively. The Company sold $10.5 million and $4.7 million of the guaranteed portion of SBA loans in the first six months of 2002 and 2001, respectively, resulting in corresponding gains of $750,000 and $257,000, respectively.

The residential mortgage portfolio loan balance increased $14 million, or 1%, since year-end 2001 to $1.53 billion at June 30, 2002. The increase in residential mortgage loans was due to a higher level of loan closings during the first six months of 2002 retained as portfolio loans.

The consumer direct installment loan portfolio increased $38 million during the first half of 2002 due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $29 million during the first half of 2002 due to the anticipated runoff of the indirect consumer loan portfolio.

The following table provides further information regarding the Company's loan portfolio:


                                                                   June 30, 2002                    December 31, 2001
                                                            ----------------------------        -----------------------------
(Dollars in thousands)                                        Amount            Percent             Amount           Percent
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
   Commercial and industrial .........................      $    60,365            1.7%         $     68,428            2.0%
   Commercial real estate mortgage ...................        1,373,090           38.7             1,294,634           37.4
                                                            -----------        -------          ------------         ------
        Total commercial loans .......................        1,433,455           40.4             1,363,062           39.4
Residential real estate mortgages ....................        1,526,068           42.9             1,511,831           43.7
Installment loans:
   Consumeer direct ..................................          534,882           15.1               496,972           14.4
   Consumer indirect .................................           57,221            1.6                86,516            2.5
                                                            -----------        -------          ------------         ------
         Total installment loans .....................          592,103           16.7               583,488           16.9
                                                            -----------        -------          ------------         ------
       Total portfolio loans .........................      $ 3,551,626          100.0%         $  3,458,381          100.0%
                                                            ===========        =======          ============         ======

Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, and home equity loans). As of June 30, 2002, such loans comprised approximately 95% of total portfolio loans. The Company's general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less and SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees.

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

The following table summarizes the Company's non-performing assets and 90-day past due loans:

                                                                            June 30,         December 31,
(Dollars in thousands)                                                       2002              2001
------------------------------------------------------------------------------------------------------------
Non-Performing Assets:
   Non-accrual loans:
     Commercial ...................................................        $  13,923           $  6,413
     Residential real estate mortgages ............................           12,486             18,808
     Installment ..................................................            2,468              2,957
                                                                           ---------           --------
       Total non-performing loans .................................           28,877             28,178
   Other real estate owned ........................................            2,485              2,978
                                                                           ---------           --------
       Total non-performing assets ................................        $  31,362           $ 31,156
                                                                           =========           ========

Non-performing assets as a percentage of:
     Portfolio loans and OREO .....................................              .88%               .90%
     Portfolio loans, mortgage loans held for
           sale and OREO ..........................................              .84%               .74%
     Total assets .................................................              .72%               .66%

Loans past due 90 days or more and still accruing interest:
   Commercial .....................................................        $       -           $    144
   Residential real estate ........................................                -                  -
   Installment ....................................................                -                  -
                                                                           ---------           --------
       Total loans past due 90 days or more .......................        $       -           $    144
                                                                           =========           ========

At June 30, 2002, approximately $28.1 million, or 0.79% of total portfolio loans were 30-89 days delinquent, compared to $40.5 million, or 1.17%, at December 31, 2001.

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

Net loan charge-offs increased $261,000 to $4.1 million for the six months ended June 30, 2002 compared to $3.8 million for the same period of 2001. The increase in 2002 is primarily due to an increase in the installment loan charge-offs, which have been impacted by growth in the direct consumer loan portfolio and the wind-down of the consumer indirect loan portfolio. Based on these factors, the Company may have higher loss experience on such loans in the future. The Company recorded provision for loan losses of $4.8 million for the six months ended June 30, 2002 compared to $4.3 million for 2001.

The following table provides an analysis of the allowance for loan losses:

                                                                                    Six Months Ended
                                                                                       June 30,
                                                                           ------------------------------
(Dollars in thousands)                                                         2002                2001
---------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance at January 1 .................................................      $  29,157           $  28,450
   Loans charged off .................................................         (4,737)             (4,382)
   Recoveries of loans previously charged off ........................            650                 556
                                                                            ---------           ---------
     Net charge-offs .................................................         (4,087)             (3,826)
   Provision charged to expense ......................................          4,800               4,300
                                                                            ---------           ---------
Balance at June 30 ...................................................      $  29,870           $  28,924
                                                                            =========           =========

Annualized net charge-offs as a percentage of average loans
     (including loans held for sale) .................................            .21%                .18%
Allowance for loan losses as a percentage of total portfolio loans
     outstanding at period-end .......................................            .84                 .82
Allowance for loan losses as a percentage of non-performing
     loans ...........................................................         103.44              113.49

Off-Balance Sheet Instruments

At June 30, 2002, the Company had outstanding $66 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At June 30, 2002, the Company had outstanding mandatory forward commitments to sell $164 million of residential mortgage loans and $11 million of treasury note future contracts, of which $119 million covered mortgage loans held for sale and $56 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 2002 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the six months ended June 30, 2002, the Company's hedging policies using mandatory forward commitments and treasury note future contracts, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of FAS 133 on net income was immaterial.

LIABILITIES

Total liabilities were $3.95 billion at June 30, 2002, a $406 million, or 9% decrease from $4.36 billion at December 31, 2001. This decrease was primarily due to a decrease in FHLB advances, which are used to fund mortgage loans held for sale.

Deposits

Total deposits decreased $79 million, or 3%, to $2.67 billion at June 30, 2002 from $2.75 billion at December 31, 2001. Noninterest bearing deposits decreased $6 million and certificates of deposit decreased $124 million during the first six months of 2002, while NOW and savings and money market accounts increased $51 million from year-end.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 2002 and the year ended December 31, 2001, were as follows:

                                                                 June 30, 2002                        December 31, 2001
                                                 ---------------------------------------   --------------------------------------
                                                                              Average                                 Average
                                                   Ending        Average    Rate During     Ending        Average    Rate During
(Dollars in thousands)                             Balance       Balance      Period        Balance       Balance      Period
---------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased .................         $ 183,000     $ 176,067       1.85%      $ 176,000     $  90,290      3.47%
Other short-term borrowings .............               500           530       1.34             500         6,140      5.28
                                                  ---------     ---------       ----       ---------     ---------      ----
   Total short-term borrowings ..........         $ 183,500     $ 176,597       1.85%      $ 176,500     $  96,430      3.54%
                                                  =========     =========       ====       =========     =========      ====

At June 30, 2002 and December 31, 2001, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at June 30, 2002 and December 31, 2001, were as follows:

                                                             June 30, 2002               December 31, 2001
                                                       ------------------------      ---------------------------
                                                                       Average                        Average
                                                         Ending        Rate At         Ending         Rate At
(Dollars in thousands)                                   Balance      Period-End       Balance       Period-End
----------------------------------------------------------------------------------------------------------------
Short-term FHLB advances ..........................   $   125,000       3.85  %      $   485,000         2.69  %
Long-term FHLB advances ...........................       892,670       5.49             815,718         5.59
                                                      -----------       ----         -----------         ----
     Total ........................................   $ 1,017,670       5.29  %      $ 1,300,718         4.51  %
                                                      ===========       ====         ===========         ====

The long-term FHLB advances have original maturities ranging from July 2002 to October 2017.

Long-Term Debt

Long-term debt at June 30, 2002 and December 31, 2001 consists of $13.5 million of 6.95% Senior Debentures due January 15, 2003.

CAPITAL

Shareholders' equity was $327 million at June 30, 2002, a $22 million, or 7%, increase from $305 million at December 31, 2001. This increase primarily resulted from the retention of $19 million in earnings after the payment of dividends and the repurchase of 369,000 shares of common stock during the first six months of 2002.

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

As of June 30, 2002, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's capital ratios were as follows:

                                                                                         June 30,           December 31,
                                                                                           2002                 2001
                                                                                      -------------       -----------------
Total capital to risk-weighted assets /(1)/ ................................              13.78 %               12.31 %
Tier 1 capital to risk-weighted assets /(1)/ ...............................              12.82                 11.43
Tier 1 capital to average assets /(1)/ .....................................               9.19                  8.34

(1)  As defined by the regulations.

As of June 30, 2002, the Company's total risk-based capital was $427 million and Tier 1 risk-based capital was $398 million, an excess of $117 million and $212 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2002, the Company's cumulative one-year gap was a positive 9.52% of total earning assets.

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

As of June 30, 2002, the earnings simulation model projects net interest income would increase by 5.5% of base net interest income, assuming an immediate parallel shift upward in market interest rates by 200 basis points. If market interest rates fall by 200 basis points, the model projects net interest income would decrease by 8.4%. These projected levels are well within the Company's policy limits. These results portray the Company's interest rate risk position as asset sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

Item 2.       Changes in Securities
              On May 16, 2002, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on July 1, 2002 to shareholders of record June 7, 2002.

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              (a)  Exhibits
                    (12) Computations of ratios of earnings to fixed charges.

              (b) Reports on Form 8-K
                  There were no reports on Form 8-K filed during the second quarter of 2002.

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

                                       REPUBLIC BANCORP INC.
                                       ---------------------
                                       (Registrant)


Date:  August 13, 2002                 BY:  /s/ Thomas F. Menacher
                                           -------------------------------------
                                           Thomas F. Menacher
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)