Form 10-Q
period 2002-09-30
REPUBLIC BANCORP INC
filed 2002-11-15
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:     0-15734

REPUBLIC BANCORP INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2604669

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 East Main Street, Owosso, Michigan	48867

(Address of principal executive offices)	(Zip Code)

(989) 725-7337

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2002:

Common Stock, $5 Par Value	52,462,000 Shares

INDEX

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

		Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001	4

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6 - 9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE			21

Certifications			22 - 23

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2002	2001

ASSETS
Cash and cash equivalents	$83,750	$76,734
Mortgage loans held for sale	541,256	748,463
Securities available for sale (amortized cost of $368,172 and $369,492, respectively)	373,841	364,648
Loans	3,772,670	3,458,381
Less allowance for loan losses	(33,124)	(29,157)

Net loans	3,739,546	3,429,224

Premises and equipment	28,228	30,858
Mortgage servicing rights	2,801	2,482
Bank owned life insurance	85,874	—
Other assets	59,589	88,196

Total assets	$4,914,885	$4,740,605

LIABILITIES
Noninterest-bearing deposits	$245,547	$245,395
Interest-bearing deposits:
NOW accounts	163,868	153,839
Savings and money market accounts	888,275	819,674
Certificates of deposit	1,531,569	1,534,560

Total interest-bearing deposits	2,583,712	2,508,073

Total deposits	2,829,259	2,753,468
Federal funds purchased and other short-term borrowings	225,500	176,500
FHLB advances	1,368,670	1,300,718
Accrued expenses and other liabilities	96,929	112,783
Long-term debt	13,500	13,500

Total liabilities	4,533,858	4,356,969
Trust preferred securities and preferred stock of subsidiary	50,000	78,719
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 52,629,000 and 53,166,000 issued and outstanding, respectively	263,144	265,831
Capital surplus	31,229	38,693
Retained earnings	32,969	3,542
Accumulated other comprehensive income (loss)	3,685	(3,149)

Total shareholders’ equity	331,027	304,917

Total liabilities and shareholders’ equity	$4,914,885	$4,740,605

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Interest Income:
Loans, including fees	$65,120	$74,971	$198,435	$244,737
Investment securities	5,355	4,584	15,426	12,282

Total interest income	70,475	79,555	213,861	257,019

Interest Expense:
Deposits	18,209	27,453	57,913	91,263
Short-term borrowings	1,008	1,076	2,648	2,535
FHLB advances	14,481	15,727	42,342	55,320
Long-term debt	241	241	724	1,209

Total interest expense	33,939	44,497	103,627	150,327

Net interest income	36,536	35,058	110,234	106,692
Provision for loan losses	6,200	2,000	11,000	6,300

Net interest income after provision for loan losses	30,336	33,058	99,234	100,392

Noninterest Income:
Service charges	2,484	2,232	6,490	5,775
Mortgage production revenue	7,715	6,013	23,101	40,520
Net mortgage servicing revenue (expense)	42	153	318	(281)
Gain on sale of securities	1,933	404	2,751	934
Income from bank owned life insurance	874	—	874	—
Other noninterest income	1,093	1,176	3,181	2,540
Gain on sale of subsidiary	—	—	—	12,000

Total noninterest income	14,141	9,978	36,715	61,488

Noninterest Expense:
Salaries and employee benefits	13,535	12,198	40,412	49,152
Occupancy expense of premises	2,467	2,391	7,439	9,017
Equipment expense	1,750	1,464	5,095	6,217
Other noninterest expense	5,290	6,355	16,750	23,045
Restructuring costs to exit mortgage servicing	—	—	—	19,000

Total noninterest expense	23,042	22,408	69,696	106,431

Income before income taxes	21,435	20,628	66,253	55,449
Provision for income taxes	5,910	6,454	18,565	17,797

Income before preferred stock dividends	15,525	14,174	47,688	37,652
Preferred stock dividends	1,242	681	4,753	2,042

Net income	$14,283	$13,493	$42,935	$35,610

Basic earnings per share	$.27	$.25	$.81	$.65

Diluted earnings per share	$.27	$.24	$.80	$.64

Average common shares outstanding — diluted	53,671	55,265	53,864	55,199

Cash dividends declared per common share	$.085	$.077	$.255	$.232

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30 (In thousands)	2002	2001

Cash Flows From Operating Activities:
Net income	$42,935	$35,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,217	6,020
Amortization and write-down of mortgage servicing rights	861	20,253
Net gain on sale of mortgage servicing rights	—	(21,521)
Net gain on sale of securities available for sale	(2,751)	(934)
Net gain on sale of SBA and residential real estate loans	(4,069)	(1,314)
Net gain on sale of subsidiary	—	(12,000)
Proceeds from sales of mortgage loans held for sale	1,756,447	3,322,772
Origination of mortgage loans held for sale	(1,549,240)	(3,505,987)
Net decrease in other assets	15,981	28,345
Net decrease in other liabilities	(15,854)	(21,473)
Other, net	1,948	(2,094)

Total adjustments	210,540	(187,933)

Net cash provided by (used in) operating activities	253,475	(152,323)

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	211,455	117,297
Proceeds from maturities/payments of securities available for sale	42,682	6,484
Purchases of securities available for sale	(250,529)	(274,977)
Purchase of bank owned life insurance	(85,000)	—
Proceeds from sale of consumer loans	—	39,485
Proceeds from sale of SBA and residential real estate loans	158,772	62,423
Net (increase) decrease in loans made to customers	(463,298)	106,478
Proceeds from sale of subsidiary and payments received on related borrowings	—	176,184
Proceeds from sale of mortgage servicing rights	—	94,250
Additions to mortgage servicing rights	(1,180)	(46,754)

Net cash (used in) provided by investing activities	(387,098)	280,870

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	75,791	(30,544)
Net increase in short-term borrowings	49,000	140,271
Net decrease in short-term FHLB advances	(125,000)	(140,000)
Proceeds from long-term FHLB advances	192,952	110,000
Payments on long-term FHLB advances	—	(171,295)
Payments on long-term debt	—	(34,000)
Redemption of preferred stock of subsidiary	(30,250)	—
Net proceeds from issuance of common shares	4,477	4,384
Repurchase of common shares	(12,760)	(9,328)
Dividends paid	(13,571)	(12,628)

Net cash provided by (used in) financing activities	140,639	(143,140)

Net increase (decrease) in cash and cash equivalents	7,016	(14,593)
Cash and cash equivalents at beginning of period	76,734	82,377

Cash and cash equivalents at end of period	$83,750	$67,784

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 — Principles of Consolidation

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

Note 3 — Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)	2002	2001

Cash paid during the period for:
Interest	$99,138	$157,548
Income taxes	$18,626	6,819
Non-cash investing activities:
Loan charge-offs	$8,077	$6,498

Note 4 — Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2002	2001	2002	2001

Net income	$14,283	$13,493	$42,935	$35,610
Unrealized holding gains (losses) on securities, net of tax	$3,967	$(342)	$8,622	$(597)
Reclassification adjustment for gains included in net income, net of tax	(1,256)	(263)	(1,788)	(607)

Net unrealized gains (losses) on securities, net of tax	2,711	(605)	6,834	(1,204)

Comprehensive income	$16,994	$12,888	$49,769	$34,406

Note 5 — Intangible Assets

The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	Sept. 30, 2002	Dec. 31, 2001

Core Deposit Intangible Asset:
Gross carrying amount	$8,749	$8,749
Accumulated amortization	2,933	2,191

Net book value	$5,816	$6,558

Amortization expense on the core deposit intangible asset totaled $248,000 for each of the quarters ended September 30, 2002 and 2001, and $990,000 for the year ended December 31, 2001. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2002, 2003 and 2004. The Company expects core deposit intangible amortization expense for the years ended December 31, 2005 and 2006 to be $945,000 and $936,000, respectively.

Note 6 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Numerator for basic and diluted earnings per share:
Net income	$14,283	$13,493	$42,935	$35,610
Denominator for basic earnings per share — weighted-average shares	52,908,825	54,408,526	53,036,226	54,430,441
Effect of dilutive securities:
Employee stock options	702,900	800,111	767,505	718,240
Warrants	58,986	56,460	60,262	50,668

Dilutive potential common shares	761,886	856,571	827,767	768,908

Denominator for diluted earnings per share — adjusted weighted-average shares for assumed conversions	53,670,711	55,265,097	53,863,993	55,199,349

Basic earnings per share	$.27	$.25	$.81	$.65

Diluted earnings per share	$.27	$.24	$.80	$.64

Note 7 — Segment Information

The Company’s operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in 56 offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting and operation costs.

In conjunction with the merger of Republic Bank and D&N Bank in 2000 and the sale of Market Street Mortgage Corporation in 2001, the Company redefined its business segments. Amounts for 2001 have been reclassified to conform to the current year presentation.

The following tables present the financial results of each business segment for the three and nine months ended September 30, 2002 and 2001.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended September 30, 2002
Net interest income from external customers	$24,676	$(10,745)	$6,337	$16,268	$36,536
Internal funding	(10,627)	39,681	(3,156)	(25,898)	—

Net interest income	14,049	28,936	3,181	(9,630)	36,536
Provision for loan losses	2,354	357	—	3,489	6,200
Noninterest income	341	2,691	10,567	542	14,141
Noninterest expense	2,710	8,040	6,944	5,348	23,042

Income before taxes	9,326	23,230	6,804	(17,925)	21,435
Preferred stock dividend	—	—	—	1,242	1,242
Income taxes	3,341	8,322	2,381	(8,134)	5,910

Net income	$5,985	$14,908	$4,423	$(11,033)	$14,283

Depreciation and amortization	$36	$785	$657	$2,014	$3,492
Capital expenditures	$20	$70	$177	$677	$944
Net identifiable assets (in millions) (1)	$1,453	$2,931	$697	$(166)	$4,915
Return on equity(2)	16.65%	23.06%	83.85%	n/m	17.33%
Return on assets	1.66%	2.10%	4.19%	n/m	1.25%
Efficiency ratio	18.83%	25.42%	50.51%	n/m	47.27%

Note 7 — Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended September 30, 2001
Net interest income from external customers	$25,207	$(19,457)	$9,334	$19,974	$35,058
Internal funding	(12,870)	46,762	(5,482)	(28,410)	—

Net interest income	12,337	27,305	3,852	(8,436)	35,058
Provision for loan losses	977	342	—	681	2,000
Noninterest income	415	2,124	6,166	1,273	9,978
Noninterest expense	2,357	8,575	5,199	6,277	22,408

Income before taxes	9,418	20,512	4,819	(14,121)	20,628
Preferred stock dividend	—	—	—	681	681
Income taxes	3,138	6,941	1,686	(5,311)	6,454

Net operating income	$6,280	$13,571	$3,133	$(9,491)	$13,493

Depreciation and amortization	$29	$779	$406	$382	$1,596
Capital expenditures	$85	$142	$45	$614	$886
Net identifiable assets (in millions) (1)	$1,291	$2,855	$515	$(216)	$4,445
Return on equity(2)	19.55%	20.74%	47.09%	n/m	17.31%
Return on assets	1.96%	1.89%	2.35%	n/m	1.22%
Efficiency ratio	18.48%	29.14%	51.90%	n/m	50.21%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Nine Months Ended September 30, 2002
Net interest income from external customers	$73,128	$(36,673)	$24,744	$49,035	$110,234
Internal funding	(32,338)	121,716	(12,358)	(77,020)	—

Net interest income	40,790	85,043	12,386	(27,985)	110,234
Provision for loan losses	4,577	1,087	—	5,336	11,000
Noninterest income	1,417	6,778	24,821	3,699	36,715
Noninterest expense	7,357	23,851	20,655	17,833	69,696

Income before taxes	30,273	66,883	16,552	(47,455)	66,253
Preferred stock dividend	—	—	—	4,753	4,753
Income taxes	10,845	23,960	5,793	(22,033)	18,565

Net income	$19,428	$42,923	$10,759	$(30,175)	$42,935

Depreciation and amortization	$107	$2,374	$1,804	$3,793	$8,078
Capital expenditures	$38	$313	$475	$1,342	$2,168
Net identifiable assets (in millions) (1)	$1,453	$2,931	$697	$(166)	$4,915
Return on equity(2)	18.57%	22.19%	55.24%	n/m	17.85%
Return on assets	1.86%	2.02%	2.76%	n/m	1.28%
Efficiency ratio	17.43%	25.98%	55.51%	n/m	48.33%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Nine Months Ended September 30, 2001(3)
Net interest income from external customers	$77,512	$(64,910)	$38,536	$55,554	$106,692
Internal funding	(39,246)	142,339	(23,293)	(79,800)	—

Net interest income	38,266	77,429	15,243	(24,246)	106,692
Provision for loan losses	3,353	518	—	2,429	6,300
Noninterest income	943	5,779	40,427	2,339	49,488
Noninterest expense	7,217	23,914	39,961	16,339	87,431

Income before taxes	28,639	58,776	15,709	(40,675)	62,449
Preferred stock dividend	—	—	—	2,042	2,042
Income taxes	10,024	20,572	5,498	(15,847)	20,247

Net income	$18,615	$38,204	$10,211	$(26,870)	$40,160

Depreciation and amortization	$114	$2,444	$6,333	$1,425	$10,316
Capital expenditures	$169	$802	$241	$1,423	$2,635
Net identifiable assets (in millions)(1)	$1,291	$2,855	$515	$(216)	$4,445
Return on equity(2)	20.17%	19.55%	42.03%	n/m	17.72%
Return on assets	2.02%	1.78%	1.90%	n/m	1.16%
Efficiency ratio	18.41%	28.74%	71.78%	n/m	56.32%

(1)	Treasury and Other net identifiable assets include the securities portfolio and residential real estate mortgage portfolio loans, net of deposits in excess of consumer loans credited to the retail segment.
(2)	Capital is allocated as a percentage of assets for the commercial, retail and mortgage banking segments at 10%, 10% and 5%, respectively.
(3)	Amounts exclude impact of $12.0 million pretax gain on sale of subsidiary recorded in the second quarter and the impact of $19.0 million of pretax restructuring costs to exit the mortgage servicing business.
n/m — Not meaningful

Note 8 — Accounting and Financial Reporting Developments

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which drastically changed the accounting for goodwill, and intangible assets. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life)(see Note 5). The Company’s goodwill balance was $1.2 million at September 30, 2002 and December 31, 2001. The Company’s adoption of Statement No. 142 on January 1, 2002, did not have a significant effect on the Company’s results of operations for the quarter and nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001.

Note 9 — Preferred Stock of Subsidiary

On July 22, 2002, the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash.

Note 10 — Bank Owned Life Insurance

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. Increases in the cash surrender value resulting from investment returns are recorded in other income.

Note 11 — Subsequent Event

On October 17, 2002, the Board of Directors declared a 10% stock dividend to shareholders of record on November 8, 2002 and payable on December 2, 2002. The Board of Directors also amended the 2001 Stock Repurchase Program to allow for the repurchase of an additional 1,000,000 shares. The 2001 Program now allows for the repurchase of up to 4,300,000 shares of its common stock on the open market, or in privately negotiated transactions. Shares acquired under the Program could be used for stock dividends, employee benefit plans and other general business purposes.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the third quarter of 2002 of $14.3 million, an increase of 6% over net income of $13.5 million for the third quarter of 2001. Diluted earnings per share were $0.27 for the quarter, up 9% from $0.24 earned in 2001. Annualized returns on average assets and average shareholders’ equity were 1.25% and 17.33%, respectively, for the quarter ended September 30, 2002. These compare with annualized returns of 1.22% on average assets and 17.31% on average equity for the third quarter of 2001.

Net income for the nine months ended September 30, 2002 was $42.9 million, a 7% increase over net operating income of $40.2 million earned for the same period in 2001. For the nine month period ended September 30, 2002, diluted earnings per share were $0.80, an increase of 10% over the $0.73 earned in 2001. Annualized returns on average assets and shareholders’ equity for the first nine months of 2002 were 1.28% and 17.85%, respectively.

Net operating income in 2001 excludes the $12.0 million pretax gain on sale of Market Street Mortgage Corporation and $19.0 million of pretax restructuring costs to exit the mortgage servicing business. Including these items, the Company reported net income of $35.6 million for the nine months ended September 30, 2001, or $0.64 per share.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables I and II on the following pages, which provide detailed analyses of the components impacting net interest income for the three and nine months ended September 30, 2002 and 2001.

Net interest income, on a fully taxable equivalent (FTE) basis, was $37.6 million for the third quarter of 2002, compared to $36.0 million for the third quarter of 2001. The increase was primarily the result of an increase in the Company’s average interest-earnings assets of $110 million. The average portfolio loan balance increased $110 million, or 3% for the third quarter of 2002 compared to 2001. This increase reflects a $162 million, or 13% increase in average commercial loans offset by a decrease of $51 million, or 3% in average residential real estate mortgage loans and a decrease of $1 million in average installment loans. The decrease in average installment loans is the result of a $64 million decrease in the average indirect installment loan balance offset by an increase of $63 million in the average direct installment loan balance. In addition, the average balance of investment securities increased $99 million, or 30% for the third quarter of 2002 compared to 2001, and the average mortgage loans held for sale balance decreased $103 million, or 28%, reflecting the decreased mortgage loan closing volume during the second quarter of 2002 compared to the corresponding period in 2001.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$4,806	$27	2.21%	$783	$7	3.53%
Mortgage loans held for sale	268,625	4,290	6.39	371,944	6,656	7.16
Investment securities	427,785	6,428	5.96	328,514	5,568	6.72
Portfolio loans(1):
Commercial loans	1,456,255	24,953	6.71	1,294,169	26,406	7.98
Real estate mortgage loans	1,627,474	25,687	6.31	1,678,019	29,460	7.02
Installment loans	596,228	10,190	6.78	597,519	12,449	8.27

Total loans, net of unearned income	3,679,957	60,830	6.54	3,569,707	68,315	7.58

Total interest-earning assets	4,381,173	71,575	6.47	4,270,948	80,546	7.48
Allowance for loan losses	(30,344)			(28,846)
Cash and due from banks	61,446			61,085
Other assets	153,308			104,533

Total assets	$4,565,583			$4,407,720

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$162,358	279	.68	$147,490	456	1.23
Savings deposits	879,180	3,961	1.79	773,706	5,845	3.00
Time deposits	1,463,248	13,969	3.79	1,551,950	21,152	5.41

Total interest-bearing deposits	2,504,786	18,209	2.88	2,473,146	27,453	4.40
Short-term borrowings	216,062	1,008	1.83	115,021	1,076	3.66
FHLB advances	1,170,192	14,481	4.84	1,185,631	15,727	5.19
Long-term debt	13,500	241	7.15	13,500	241	7.14

Total interest-bearing liabilities	3,904,540	33,939	3.43	3,787,298	44,497	4.64

Noninterest-bearing deposits	244,053			232,274
Other liabilities	30,971			47,702

Total liabilities	4,179,564			4,067,274
Trust preferred securities and preferred stock of subsidiary	56,406			28,719
Shareholders’ equity	329,613			311,727

Total liabilities and shareholders’ equity	$4,565,583			$4,407,720

Net interest income/rate spread (FTE)		$37,636	3.04%		$36,049	2.84%

Net interest margin (FTE)			3.42%			3.36%

Increase (decrease) due to change in:	Volume(2)	Rate(2)	Net Change

Short-term investments	$24	$(4)	$20
Mortgage loans held for sale	(1,706)	(660)	(2,366)
Investment securities	1,534	(674)	860
Portfolio loans(1):
Commercial loans	2,979	(4,432)	(1,453)
Real estate mortgage loans	(866)	(2,907)	(3,773)
Installment loans	(27)	(2,232)	(2,259)

Total loans, net of unearned income	2,086	(9,571)	(7,485)

Total interest income	1,938	(10,909)	(8,971)
Interest-bearing demand deposits	42	(219)	(177)
Savings deposits	706	(2,590)	(1,884)
Time deposits	(1,152)	(6,031)	(7,183)

Total interest-bearing deposits	(404)	(8,840)	(9,244)
Short-term borrowings	627	(695)	(68)
FHLB advances	(201)	(1,045)	(1,246)
Long-term debt	—	—	—

Total interest expense	22	(10,580)	(10,558)

Net interest income	$1,916	$(329)	$1,587

(1)	Non-accrual loans and overdrafts are included in average balances.
(2)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II — Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$2,232	$35	2.10%	$2,720	$94	4.63%
Mortgage loans held for sale	363,128	18,005	6.61	524,455	29,383	7.47
Investment securities	408,313	18,885	6.18	262,917	14,119	7.18
Portfolio loans(1):
Commercial loans	1,415,478	74,024	6.90	1,234,777	78,711	8.41
Real estate mortgage loans	1,546,865	75,508	6.51	1,776,498	95,828	7.19
Installment loans	589,543	30,898	7.01	618,701	40,815	8.82

Total loans, net of unearned income	3,551,886	180,430	6.75	3,629,976	215,354	7.88

Total interest-earning assets	4,325,559	217,355	6.68	4,420,068	258,950	7.79
Allowance for loan losses	(29,760)			(28,961)
Cash and due from banks	59,884			66,639
Other assets	120,079			141,889

Total assets	$4,475,762			$4,599,635

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$160,021	782	0.65	$146,938	1,666	1.52
Savings deposits	851,936	11,518	1.81	696,523	18,076	3.47
Time deposits	1,463,288	45,613	4.17	1,634,397	71,521	5.85

Total interest-bearing deposits	2,475,245	57,913	3.13	2,477,858	91,263	4.03
Short-term borrowings	189,897	2,648	1.84	77,092	2,535	4.34
FHLB advances	1,131,522	42,342	4.93	1,349,438	55,320	5.41
Long-term debt	13,500	724	7.15	22,333	1,209	7.22

Total interest-bearing liabilities	3,810,164	103,627	3.61	3,926,721	150,327	5.09

Noninterest-bearing deposits	234,177			269,676
Other liabilities	39,683			72,362

Total liabilities	4,084,024			4,268,759
Trust preferred securities and preferred stock of subsidiary	71,119			28,719
Shareholders’ equity	320,619			302,157

Total liabilities and shareholders’ equity	$4,475,762			$4,599,635

Net interest income/Rate spread (FTE)		$113,728	3.07%		$108,623	2.70%

Net interest margin			3.50%			3.27%

Increase (decrease) due to change in:	Volume(2)	Rate(2)	Net Change

Short-term investments	$(15)	$(44)	$(59)
Mortgage loans held for sale	(8,279)	(3,099)	(11,378)
Investment securities	6,958	(2,192)	4,766
Portfolio loans(1):
Commercial loans	10,455	(15,142)	(4,687)
Real estate mortgage loans	(11,734)	(8,586)	(20,320)
Installment loans	(1,852)	(8,065)	(9,917)

Total loans, net of unearned income	(3,131)	(31,793)	(34,924)

Total interest income	(4,467)	(37,128)	(41,595)
Interest-bearing demand deposits	139	(1,023)	(884)
Savings deposits	3,431	(9,989)	(6,558)
Time deposits	(6,921)	(18,987)	(25,908)

Total interest-bearing deposits	(3,351)	(29,999)	(33,350)
Short-term borrowings	2,155	(2,042)	113
FHLB advances	(8,376)	(4,602)	(12,978)
Long-term debt	(473)	(12)	(485)

Total interest expense	(10,045)	(36,655)	(46,700)

Net interest income	$5,578	$(473)	$5,105

(1)	Non-accrual loans and overdrafts are included in average balances.
(2)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

The net interest margin (FTE) was 3.42% for the quarter ended September 30, 2002, an increase of 6 basis points from 3.36% in 2001. The increase in the margin was due to the Company’s cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets. Additionally, the average balances of the Company’s higher cost interest-bearing liabilities of time deposits decreased $89 million compared to the third quarter of 2001. This decrease was offset by increases in the average balances of lower cost interest-bearing demand deposits, savings deposits and short-term borrowings of $221 million, which favorably impacted the Company’s net interest margin.

For the nine months ended September 30, 2002, net interest income (FTE) was $113.7 million, an increase of $5.1 million, or 5%, over the first nine months of 2001. The increase was primarily the result of an increase in the net interest margin. The net interest margin (FTE) was 3.50% for the nine months ended September 30, 2002, an increase of 23 basis points from 3.27% for the comparable period in 2001. The increase in the margin was due to the Company’s cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets. Additionally, the average balances of the Company’s higher cost interest-bearing liabilities of time deposits decreased $171 million compared to the same period of 2001. This decrease was offset by increases in the average balances of lower cost interest-bearing demand deposits, savings deposits and short-term borrowings of $281 million, which favorably impacted the Company’s net interest margin.

The Company expects further net interest margin compression in the fourth quarter of 2002, primarily due to the Company’s one-year positive gap (See Market Risk Management) and an increase in the level of prepayments of the residential real estate mortgage loan portfolio. Net interest income is expected to grow during the fourth quarter primarily due to a higher level of average interest earning assets, including mortgage loans held for sale.

Noninterest Income
Total noninterest income increased $4.2 million, or 42% for the quarter ended September 30, 2002 compared to the same quarter in 2001. The increase was primarily due to higher levels of gains on sales of securities and mortgage loan production revenue and income from bank owned life insurance. Gains on sale of securities were $1.9 million for the third quarter of 2002, an increase of $1.5 million compared to the third quarter of 2001. Mortgage loan production revenue increased due to a higher level of mortgage loan closings. Additionally, the Company had income of $874,000 from its third quarter purchase of $85 million of separate account bank owned life insurance, which is used to fund future employee benefit costs.

Mortgage Banking Revenue
The Company closed $1.14 billion in single-family residential mortgage loans in the third quarter of 2002, compared to $858 million closed in the same period last year. The increase in mortgage loan volume was primarily due to the decrease in interest rates in during the third quarter of 2002 compared to 2001, which resulted in a higher level of mortgage refinance activity. Refinancings for the third quarter of 2002 represented 65% of total closings compared to 45% in the third quarter of 2001. During the first nine months of 2002, mortgage loan closings were $2.52 billion, compared to $2.75 billion for the comparable period in 2001. For comparability purposes, residential mortgage loan closings exclude Market Street Mortgage loan closings of $1.19 billion for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, refinancings represented 56% of total closings compared to 55% for the same period of 2001.

The following table summarizes the Company’s income from mortgage banking activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2002	2001	2002	2001(3)

Mortgage loan production revenue(1)	$7,715	$6,013	$23,101	$40,520
Net mortgage loan servicing (expense) revenue(2)	42	153	318	(281)

Total mortgage banking revenue	$7,757	$6,166	$23,419	$40,239

(1)	Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and gains on the sale of mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions and incentives paid and net deferred mortgage loan origination fees. Mortgage loan production revenue totaled $8.2 million and $16.6 million for the third quarters of 2002 and 2001, respectively, and $38.7 million and $69.9 million for the nine months ended September 30, 2002 and 2001, respectively. Commissions and incentives paid were $10.2 million and $8.9 million for the third quarters of 2002 and 2001, respectively, and $22.4 million and $36.1 million for the nine months ended September 30, 2002 and 2001, respectively. For the third quarter of 2002, net deferred mortgage loan origination costs totaled $9.7 million compared to net deferred mortgage loan origination fees of $1.7 million for the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, net deferred mortgage loan origination costs totaled $6.8 million and $6.7 million, respectively.

Mortgage loan production revenue also includes gains on sales of mortgage portfolio loans totaling $579,000 and $429,000 for the third quarters of 2002 and 2001, respectively, and $3.1 million and $860,000 for the nine months ended September 30, 2002 and 2001, respectively. Mortgage loan portfolio sales totaled $38.7 million and $27.6 million for the third quarters of 2002 and 2001, respectively, and $140.8 million and $51.9 million, for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Includes servicing fees, late fees and other ancillary charges, net of amortization of mortgage servicing rights.

(3)	Includes the results of Market Street Mortgage Corporation which was sold on June 29, 2001.

For the three months ended September 30, 2002, mortgage banking revenue increased $1.6 million, or 26%, to $7.8 million from $6.2 million a year earlier. The increase is due to higher mortgage production revenue resulting from the increase in mortgage loan production volume discussed above. The higher level of mortgage loan production revenue was offset by a reduction in mortgage loans held for sale fundings. For the three months ended September 30, 2002, mortgage loans held for sale fundings totaled $319 million, a 57% decrease from the $740 million sold during the third quarter of 2001. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 2.38% for the third quarter of 2002 , compared to 2.18% for the third quarter of 2001.

For the nine months ended September 30, 2002, mortgage banking revenue decreased $16.8 million, or 42%, to $23.4 million from $40.2 million for the same period a year ago. For comparability purposes, excluding the results of Market Street Mortgage, total mortgage banking revenue for the nine months ended September 30, 2001 was $23.7 million.

For the quarter ended September 30, 2002, net mortgage loan servicing revenue was $42,000 compared to $153,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net mortgage loan servicing revenue was $318,000 compared to net mortgage loan servicing expense of $281,000 in 2001. At the end of the first quarter of 2001, the Company elected to exit the residential mortgage servicing business through the sale of Market Street Mortgage’s $1.8 billion mortgage loan servicing portfolio and mortgage servicing rights were reduced by $16.1 million at March 31, 2001 to reflect the current market value of the servicing portfolio. Loans serviced for others averaged $256 million for the third quarter of 2002 compared to $133 million for the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, mortgage loans serviced for others averaged $222 million and $1.1 billion, respectively.

Noninterest Expense
Total noninterest expense for the quarter ended September 30, 2002 increased $634,000, or 3%, to $23.0 million compared to $22.4 million for the third quarter of 2001. The increase is primarily the result of an increase in salaries and employee benefits offset by decreases in other noninterest expense in the third quarter of 2002 compared to 2001. Excluding the $19.0 million of charges related to the exit of the mortgage servicing business and the noninterest expense of Market Street Mortgage for 2001, total noninterest expense for the nine months ended September 30, 2002, decreased $736,000, or 1%, to $69.7 million compared to $70.4 million in 2001. This decrease is primarily the result of a decrease in other noninterest expense in 2002 compared to 2001, partially offset by an increase in salaries and employee benefits.

BALANCE SHEET ANALYSIS

ASSETS
At September 30, 2002, the Company had $4.91 billion in total assets, an increase of $174 million, or 4%, from $4.74 billion at December 31, 2001. The increase is primarily the result of increases in securities available for sale, portfolio loans and bank owned life insurance, partially offset by a $207 million decrease in the mortgage loans held for sale.

Securities
Investment securities available for sale increased $9 million from December 31, 2001, to $374 million, representing 7.6% of total assets at September 30, 2002. At December 31, 2001, the investment securities portfolio totaled $365 million, or 7.7% of total assets. During the nine months ended September 30, 2002, the Company sold $209 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $2.98 million and $226,000, respectively.

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and collateralized mortgage obligations. Fixed rate debt securities within the portfolio, excluding municipal securities, totaled $110.3 million and $12.9 million at September 30, 2002 and December 31, 2001, respectively.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at September 30, 2002:

	Securities Available for Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt Securities:
Government agency securities	$30,551	$113	$45	$30,619
Collateralized mortgage obligations	122,155	1,230	396	122,989
Mortgage-backed securities	1,168	51	—	1,219
Municipal and other securities	135,202	4,716	—	139,918

Total debt securities	289,076	6,110	441	294,745
Investment in FHLB	79,096	—	—	79,096

Total securities available for sale	$368,172	$6,110	$441	$373,841

Certain securities having a carrying value of approximately $124.0 million and $8.4 million at September 30, 2002 and December 31, 2001, respectively, were pledged to secure FHLB advances and public deposits as required by law.

During the third quarter of 2002, the Company sold $126 million of investment securities, including $81 million of tax-exempt municipal bonds, to fund the significant growth of mortgage loans held for sale. The Company recognized net gains totaling $1.93 million from these investment securities sales during the third quarter. During the fourth quarter of 2002, the Company expects to sell additional investment securities to fund mortgage loans held for sale.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $541 million at September 30, 2002, a decrease of $207 million, or 28%, from $748 million at December 31, 2001. The decrease was primarily due to a decrease in residential mortgage loan closings during the third quarter of 2002 of $1.1 billion compared to $1.4 billion closed during the fourth quarter of 2001 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). In addition, the Company had a higher percentage of adjustable rate loan closings during the first nine months of 2002, which are retained as portfolio loans rather than being sold in the secondary market.

Portfolio Loans
Total portfolio loans were $3.77 billion at September 30, 2002, an increase of $314 million, or 9%, from $3.46 billion at December 31, 2001. The increase was due to increases in the commercial real estate mortgage loan, residential real estate mortgage loan and consumer direct installment loan balances which was offset by the planned decrease in the consumer indirect loan portfolio. The commercial real estate mortgage loan portfolio increased $123 million during the nine months ended September 30, 2002, for an annualized growth rate of 13%, reflecting continued strong demand for real estate-secured lending in markets served by the Company. During the nine months ended September 30, 2002 and 2001, the Company closed $31.3 million and $22.9 million in Small Business Administration (SBA) loans, respectively. The Company sold $13.9 million and $9.2 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2002 and 2001, respectively, resulting in corresponding gains of $1.0 million and $424,000, respectively.

The residential mortgage portfolio loan balance increased $183 million, or 12%, since year-end 2001 to $1.70 billion at September 30, 2002. The increase in residential mortgage loans was due to a higher level of loan closings during the first nine months of 2002 retained as portfolio loans. During the nine months ended September 30, 2002, the Company added $1.06 billion to the residential real estate mortgage portfolio, which was offset by loan payoffs and prepayments of $731 million and portfolio loan sales of $141 million.

The consumer direct installment loan portfolio increased $58 million during the first nine months of 2002 due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $41 million during the first nine months of 2002 due to the anticipated runoff of the indirect consumer loan portfolio.

The following table provides further information regarding the Company’s loan portfolio:

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial loans:
Commercial and industrial	$58,905	1.6%	$68,428	2.0%
Commercial real estate mortgage	1,417,667	37.6	1,294,634	37.4

Total commercial loans	1,476,572	39.2	1,363,062	39.4
Residential real estate mortgages	1,695,120	44.9	1,511,831	43.7
Installment loans:
Consumer direct	555,367	14.7	496,972	14.4
Consumer indirect	45,611	1.2	86,516	2.5

Total installment loans	600,978	15.9	583,488	16.9

Total portfolio loans	$3,772,670	100.0%	$3,458,381	100.0%

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, and home equity loans). As of September 30, 2002, such loans comprised approximately 96% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation

(Freddie Mac), or conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA). The majority of the Company’s commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rates of Republic Bank, as well as fixed rates for terms generally ranging from three to five years. Management’s emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company’s historically low net charge-offs.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Non-Performing Assets:
Non-accrual loans:
Commercial	$22,137	$6,413
Residential real estate mortgages	11,991	18,808
Installment	2,612	2,957

Total non-performing loans	36,740	28,178
Other real estate owned	3,568	2,978

Total non-performing assets	$40,308	$31,156

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.07%	.90%
Portfolio loans, mortgage loans held for sale and OREO	.93%	.74%
Total assets	.82%	.66%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$144
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$144

The increase in commercial non-accrual loans at September 30, 2002 compared to year-end was due primarily to two commercial real estate loan relationships located in Michigan and Indiana.

At September 30, 2002, approximately $32.8 million, or 0.87% of total portfolio loans were 30-89 days delinquent, compared to $40.5 million, or 1.17%, at December 31, 2001.

Provision and Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

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

It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to rely on estimates, appraisals and evaluations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

During the three months ended September 30, 2002, the Company recorded provision for loan losses of $6.2 million, an increase of $4.0 million from the comparable period in 2001. The increase was due to higher levels of non-performing loans and an increase in net charge-offs during the quarter. Net loan charge-offs increased $1.0 million to $2.9 million for the three months ended September 30, 2002 compared to $1.9 million for the same period of 2001. The increase is primarily related to charge-offs of one commercial loan during the quarter.

The Company recorded provision for loan losses of $11 million for the nine months ended September 30, 2002 compared to $6.3 million for 2001, reflecting higher levels on non-performing loans and charge-offs during the period.

The Company’s provision for loan losses and net charge-offs in the fourth quarter are expected to be in the range of amounts recorded during the three quarters of 2002.

The following table provides an analysis of the allowance for loan losses:

	Nine Months Ended
	September 30,

(Dollars in thousands)	2002	2001

Allowance for loan losses:
Balance at January 1	$29,157	$28,450
Loans charged off	(8,077)	(6,498)
Recoveries of loans previously charged off	1,044	738

Net charge-offs	(7,033)	(5,760)
Provision charged to expense	11,000	6,300

Balance at September 30	$33,124	$28,990

Annualized net charge-offs as a percentage of average loans (including loans held for sale)	.24%	.18%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.88	.81
Allowance for loan losses as a percentage of non-performing loans	90.16	100.47

Off-Balance Sheet Instruments
At September 30, 2002, the Company had outstanding $480 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At September 30, 2002, the Company had a total of $948 million in outstanding mandatory forward commitments to sell residential mortgage loans, which includes treasury note future contracts with a notional amount of $20 million and put options to 10-year treasury futures with a notional amount of $5 million. These mandatory forward commitments covered $514 million of mortgage loans held for sale and $434 million of Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 2002 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. The cumulative effect of the adoption of FAS 133 was not material. For the nine months ended September 30, 2002, the Company’s hedging policies using mandatory forward commitments and treasury note future contracts, as they relate to Interest Rate Lock Commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of FAS 133 on net income was immaterial.

LIABILITIES
Total liabilities were $4.53 billion at September 30, 2002, a $177 million, or 4% increase from $4.36 billion at December 31, 2001. This increase was primarily due to increases in deposits, short-term borrowings and FHLB advances, which are used to fund mortgage loans held for sale and loan portfolio growth.

Deposits
Total deposits increased $76 million, or 3%, to $2.83 billion at September 30, 2002 from $2.75 billion at December 31, 2001. NOW accounts and savings and money market accounts increased $79 million, while certificates of deposit decreased $3 million at September 30, 2002 compared to year-end.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 2002 and the year ended December 31, 2001, were as follows:

	September 30, 2002			December 31, 2001

			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period

Federal funds purchased	$225,000	$189,376	1.86%	$176,000	$90,290	3.47%
Other short-term borrowings	500	521	1.28	500	6,140	5.28

Total short-term borrowings	$225,500	$189,897	1.84%	$176,500	$96,430	3.54%

At September 30, 2002 and December 31, 2001, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at September 30, 2002 and December 31, 2001, were as follows:

	September 30, 2002		December 31, 2001

	Ending	Avg. Rate At	Ending	Avg. Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End

Short-term FHLB advances	$360,000	2.20%	$485,000	2.69%
Long-term FHLB advances	1,008,670	5.29	815,718	5.59

Total	$1,368,670	4.48%	$1,300,718	4.51%

The long-term FHLB advances have maturities ranging from February 2003 to October 2017.

Long-Term Debt
Long-term debt at September 30, 2002 and December 31, 2001 consists of $13.5 million of 6.95% Senior Debentures due January 15, 2003.

CAPITAL
Shareholders’ equity was $331 million at September 30, 2002, a $26 million, or 9%, increase from $305 million at December 31, 2001. This increase primarily resulted from the retention of $17 million in earnings after the payment of dividends and the repurchase of 979,000 shares of common stock during the first nine months of 2002.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have an effect on the Company’s financial statements. Capital adequacy guidelines require minimum capital ratios of 8.00% for Total risk-based capital, 4.00% for Tier 1 risk-based capital and 3.00% for Tier 1 leverage. To be considered well-capitalized under the regulatory framework for prompt corrective action, minimum capital ratios of 10.00% for Total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage must be maintained.

As of September 30, 2002, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company’s capital ratios were as follows:

	September 30,	December 31,
	2002	2001

Total capital to risk-weighted assets(1)	11.88%	12.31%
Tier 1 capital to risk-weighted assets (1)	10.90	11.43
Tier 1 capital to average assets (1)	8.12	8.34

(1)	As defined by the regulations.

As of September 30, 2002, the Company’s total risk-based capital was $403 million and Tier 1 risk-based capital was $370 million, an excess of $64 million and $166 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

FORWARD-LOOKING STATEMENTS
The section that follows entitled “Market Risk Management” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements.

MARKET RISK MANAGEMENT
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

The primary objective of asset and liability management is to maintain stability in the level of net interest income by producing the optimal yield and maturity mix of assets and liabilities within the interest rate risk limits set by the Company’s Asset and Liability Management Committee (ALCO) and consistent with projected liquidity needs and capital adequacy requirements. The Company’s ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management is responsible for ensuring that the Bank asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2002, the Company’s cumulative one-year gap was a positive 12.22% of total earning assets.

The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of plus or minus 15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates.

Earnings Simulation Modeling: On a monthly basis, the earnings simulation model is used to quantify the effects of various hypothetical changes in interest rates on the Company’s projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

As of September 30, 2002, the earnings simulation model projects the following changes in net interest income of base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	6.1%	3.6%	2.1%	-1.9%	-3.6%	-4.5%

These projected levels are well within the Company’s policy limits. These results portray the Company’s interest rate risk position as asset sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 9 of this report.

ITEM 4: Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c)) within 90 days prior to the date of this quarterly report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President, Treasurer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are parties to certain routine litigation. In the opinion of management, the aggregate liabilities, if any, arising from such legal proceedings would not have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.

Item 2.	Changes in Securities
On August 15, 2002, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on October 7, 2002 to shareholders of record September 6, 2002.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(12)	Computations of ratios of earnings to fixed charges.
(99.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
(99.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
On August 13, 2002, the Company filed a report on Form 8-K reporting that the Company submitted to the SEC the certifications required by the Sarbanes-Oxley Act of 2002 in connection with the filing of its quarterly report on Form 10-Q for the period ended June 30, 2002.

On September 20, 2002, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation at the 2002 RBC Capital Markets Financial Institutions Conference on Martha’s Vineyard in Massachusetts. A slide show presentation was included by exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC. (Registrant)

Date:	November 13, 2002	BY:	/s/ Thomas F. Menacher Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of Executive Officer

I, Dana M. Cluckey, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancorp Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Dana M. Cluckey

Dana M. Cluckey
President and Chief Executive Officer
(Principal Executive Officer)

The foregoing certification accompanies the filing and is being furnished solely pursuant to 18 U.S.C. Section 1350.

Certification of Chief Financial Officer

I, Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancorp Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas F. Menacher

Thomas F. Menacher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

The foregoing certification accompanies the filing and is being furnished solely pursuant to 18 U.S.C. Section 1350.

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-12	Computations of ratios of earnings to fixed charges.
EX-99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
EX-99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)