Form 10-K
period 2002-12-31
REPUBLIC BANCORP INC
filed 2003-03-21
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From ____________  to __________

Commission File Number: 0-15734

REPUBLIC BANCORP INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2604669
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1070 East Main Street, Owosso, Michigan 48867
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (989) 725-7337

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $5.00 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the Registrant’s common stock held by non-affiliates, based on the closing price on March 14, 2003 of $11.88, was $630.3 million.

     Number of shares of Registrant’s common stock outstanding as of March 5, 2003: 57,400,302.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Part I
Item 1 - Business
General Description
Business Segments
Competition
Employees
Principal Sources of Revenue
Monetary Policy and Economic Controls
Supervision and Regulation
Forward-Looking Statements
Executive Officers of the Registrant
Item 2 - Properties
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders
Part II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters
Item 6 - Selected Financial Data
ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A - Quantitative and Qualitative Disclosures about Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10 - Directors and Executive Officers of the Registrant
Item 11 - Executive Compensation
Item 12 - Security Ownership of Certain Beneficial Owners and Management
Item 13 - Certain Relationships and Related Transactions
Item 14 - Contorls and Procedures
Part IV
Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certifications
Second Amendment to Revolving Credit Agreement
Management Rentention Agreement
Management Retention Agreement
Computations of Ratios of Earnings to Fixed Charge
Subsidiaries of the Company
Consent of Independent Auditors
Powers of Attorney
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

     Republic Bancorp Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company’s principal office is located in Ann Arbor, Michigan. Through its wholly-owned subsidiary, Republic Bank, a Michigan banking corporation, the Company provides commercial, retail and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service commercial bank and operates 96 offices and 103 ATMs in 7 market areas in Michigan, in the greater Cleveland, Ohio area, as well as Indianapolis, Indiana. In addition, Republic Bank operates a loan production office in Massachusetts. At December 31, 2002 Republic Bank had $4.8 billion in assets and $2.8 billion in deposits.

     On December 1, 2000, D&N Bank merged into Republic Bank to enhance customer service throughout Michigan and improve operating efficiencies.

     On December 31, 2000, the assets and liabilities of Republic Banc Mortgage Corporation, a wholly-owned mortgage banking subsidiary of Republic Bank, were assigned to and assumed by Republic Bank to create additional cross-selling opportunities for products and improve operating efficiencies.

     On June 29, 2001, the Company sold Market Street Mortgage Corporation (“Market Street”), which was an 80% majority-owned mortgage banking subsidiary with headquarters in Clearwater, Florida.

     In October 2001, the Company formed Republic Capital Trust I, a Delaware business trust, for the purpose of issuing $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The preferred securities are treated as Tier 1 Capital by the Company and trade on The Nasdaq Stock Market® under the symbol RBNCP.

     On July 22, 2002 the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash. D&N Capital Corporation (“D&N Capital”), was a wholly-owned subsidiary of Republic Bank that was created for the purpose of acquiring and holding real estate assets and was a real estate investment trust (“REIT”). In 1997, D&N Capital issued 9.0% noncumulative preferred stock, Series A, $25 par value, which was traded on The Nasdaq Stock Market® under the symbol DNFCP. The preferred stock was treated as Tier-1 capital by the Company. D&N Capital Corporation was dissolved on November 15, 2002.

     Republic Bank also has four wholly owned subsidiaries, Quincy Investment Services, Inc., a licensed insurance agency that could provide investment and insurance services; CAS Properties, Inc., formed to manage certain non-performing assets and Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc. formed to hold certain commercial real estate loans. Quincy Investment Services, Inc. and CAS Properties, Inc. are inactive.

     At December 31, 2002, Republic Bancorp Inc. had consolidated total assets of $4.8 billion, total deposits of $2.8 billion and shareholders’ equity of $332.7 million. For the year ended December 31, 2002, the Company reported net income of $56.7 million compared to $47.9 million for 2001. Net income for the year ended December 31, 2001 included an after-tax $7.8 million gain on the sale of Market Street and after-tax restructuring costs to exit the mortgage servicing business of $12.4 million. Residential mortgage loan closings, for comparable purposes, totaled $3.9 billion in 2002, compared to $4.1 billion in 2001 excluding Market Street. Commercial loan closings totaled $493 million in 2002 versus $490 million in 2001. Small Business Administration (SBA) loan closings totaled $42 million in 2002, compared to $34 million in 2001.

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section on the Company’s Internet website at www.republicbancorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Segments

     The Company engages in three lines of business — Commercial Banking, Retail Banking and Mortgage Banking. See Note 21 to the Consolidated Financial Statements for financial information concerning the Company’s business segments.

Commercial Banking

     Republic Bank provides traditional commercial banking products and services to small and medium size businesses at 86 branch offices in Michigan, Ohio and Indiana. Products and services offered include commercial and small business loans, other types of installment loans and commercial products and deposit services. Lending activity at Republic Bank is primarily focused on real estate-secured lending to minimize credit risk (e.g., fixed and variable rate commercial real estate mortgage loans and commercial real estate construction loans). In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans and United States Department of Agriculture (USDA) loans. Commercial loans are typically secured by the customer’s assets, primarily real estate at a 75% or less loan-to-value ratio and by personal guarantees.

Retail Banking

     Republic Bank provides traditional retail banking products and services to consumers at 82 offices in Michigan and Ohio. Products and services offered include home equity loans and lines of credit, other types of installment loans, and demand, savings and time deposit accounts. The marketing effort of Republic Bank targets a particular segment of the consumer population that is interested in receiving personalized banking service. The Company’s deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2002, retail deposits comprised 84% of total deposits.

Mortgage Banking

     Mortgage banking activities encompass mortgage loan production and in a limited capacity, mortgage loan servicing for others. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Bank, and, prior to its sale in June 2001, Market Street. All mortgage loan originations are funded by Republic Bank.

     The Company’s current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income while managing interest rate and liquidity risks as well as operating costs within Republic Bank’s Michigan, Ohio and Indiana markets. Additionally, the Company seeks to capitalize on the opportunity to cross-sell products using a shared customer base between the mortgage and retail banking business lines. To help accomplish these objectives, the Company sold its mortgage banking subsidiary, Market Street Mortgage Corporation, in June 2001 as Market Street’s offices had been located primarily in the southeast section of the United States.

Mortgage Loan Production

     Retail residential mortgage loans are originated by the Company’s own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Ohio and Indiana and a loan production office located in Massachusetts. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by the underwriting department for compliance with the Company’s underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

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

     The Company’s residential mortgage origination business during 2002 was funded with Republic Bank’s retail deposits and short-term borrowings, including federal funds purchased and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are generally sold within a period of 30 to 60 days after closing. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

     Consistent with the Company’s strategy of managing interest rate risk, the majority of all long-term fixed rate mortgages originated are typically securitized and sold, or sold directly to secondary market investors. During 2002, the majority of variable rate mortgages were retained in the loan portfolio of Republic Bank. Such loans may be securitized at a later date and either sold or held as securities available for sale.

Mortgage Loan Servicing for Others

     The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors and supervision of foreclosures and property dispositions in the event of unremedied defaults. In 2001, in conjunction with the sale of Market Street, the Company sold its $1.8 billion mortgage servicing portfolio of loans serviced for others and substantially exited the servicing business.

Competition

     Commercial, retail and mortgage banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law (which became effective on September 29, 1995 and March 11, 2000, respectively) and Michigan law (which became effective on November 29, 1995) the number and types of potential depository institution competitors have substantially increased. (See Interstate Banking and Branching and Gramm-Leach-Bliley on pages 5 and 6.)

     In addition to competition from other banks, the Company continues to face increased competition from other types of financial services organizations. Competition from finance companies and credit unions has increased in the areas of consumer lending and deposit gathering. The Company’s mortgage banking business line also faces significant competition from numerous bank and non-bank competitors. Other competitors may have greater resources to use in making acquisitions and higher lending limits than those of Republic Bank or any banking institution that the Company could acquire. Such institutions may also provide certain non-traditional financial products and services to their customers which Republic Bank currently does not offer.

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

Employees

     As of December 31, 2002, the Company and its subsidiaries had 1,229 full-time equivalent employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

Principal Sources of Revenue

     The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking revenue. Interest and fees on loans totaled $266.4 million in 2002, a decrease of 16% from $316.3 million in 2001 and down 20% from $333.7 million in 2000. In 2002, interest and fees on loans accounted for 78% of total revenues, compared to 78% and 80% of total revenues in 2001 and 2000, respectively. Mortgage banking revenue includes mortgage loan production revenue and net mortgage servicing revenue. Mortgage banking revenue, the largest component of noninterest income, totaled $34.4 million in 2002, a decrease of 26% from $46.7 million in 2001 and down 42% from $59.2 million in 2000. Mortgage loan banking revenue represented 10% of total revenues in 2002, compared to 12% in 2001, and 14% in 2000.

Monetary Policy and Economic Controls

     The earnings of Republic Bank, and, therefore, the earnings of the Company, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

     The Federal Reserve Board’s monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. During 2002 and 2001, the Federal Reserve Board maintained interest rates at historically low levels. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company’s operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

Supervision and Regulation

General

     Bank holding companies and banks are highly regulated at both the state and federal level. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, the Company is prohibited from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, unless the activities engaged in by the Company or the company whose voting shares are acquired by the Company are activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. Subject to the provisions of Gramm-Leach-Bliley, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financially oriented products and services (see Gramm-Leach-Bliley on page 6).

     Republic Bank is chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services (the “OFIS”). As an insured bank chartered by state regulatory authorities, Republic Bank is also regulated by the Federal Deposit Insurance Company (“FDIC”).

     The Company is a legal entity separate and distinct from its bank subsidiary. Most of the Company’s revenue results from interest earned on deposits maintained at Republic Bank and from management fees and dividends paid to it by Republic Bank. There are statutory and regulatory requirements applicable to the payment of dividends by Republic Bank to the Company as well as by the Company to its shareholders.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its subsidiaries and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits; (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank’s assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers, subject to the provisions noted above in (i) and to any state laws that “opt-out” of the provision entirely, and (iii) authorizes states to enact legislation permitting interstate de novo branching.

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

Dividends

     Michigan law places specific limits on the source and amount of dividends which may be paid by Republic Bank. The payment of dividends by the Company and Republic Bank are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

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

     These regulations and restrictions may limit the Company’s ability to obtain funds from its subsidiary for its cash needs, including funds for acquisitions, payment of dividends, and interest and the payment of operating expenses.

USA Patriot Act

     Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) requires each financial institution to implement additional policies and procedures with respect to: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The USA Patriot Act also contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Gramm-Leach-Bliley

     Enacted late in 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley”), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-managed, well-capitalized and have received a “satisfactory” rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. Gramm-

Leach-Bliley provides new consumer protections with respect to the transfer and use of their nonpublic personal information and generally enables financial institution customers to “opt-out” of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to noncustomers for use of its ATMs must disclose the fee on a sign placed on the ATM and before the transaction is made as part of the on-screen display or by paper notice issued by the machine. The Company currently does not intend to apply for financial holding company status.

FIRREA

     Banking legislation, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 (“FIRREA”) and FDICIA (described below), has broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the FDIC shall be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

FDICIA

     In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

     Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the Company and Republic Bank are considered to be well capitalized as of December 31, 2002.

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

     FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Republic Bank is well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments

     Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund (“BIF”). Republic Bank is also subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank, and those deposits held by D&N Bank prior to the December 1, 2000 merger of D&N Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). The assessment rate applicable to the Company’s bank subsidiary depends in part upon the risk assessment classification assigned to Republic Bank by the FDIC and in part on the BIF and SAIF assessment schedules adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF and SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

     Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, Republic Bank is required to pay, in addition to the BIF and SAIF deposit insurance assessments, if any, the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment bases for the BIF and SAIF. The current FICO annual assessment rate for BIF and SAIF is 1.68 cents per $100 of deposits.

Mortgage Banking Activities

     The Company’s banking subsidiary, Republic Bank, is engaged in the business of originating and selling mortgage loans secured by residential real estate. In the origination of mortgage loans, Republic Bank is subject to state usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

     As sellers of mortgage loans, the Company’s banking subsidiary is a participant in the secondary mortgage market with some or all of the following: private institutional investors, Fannie Mae, GNMA, Freddie Mac, VA and FHA. In its dealings with these agencies, Republic Bank is subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans that they originate are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to Fannie Mae, Freddie Mac, GNMA, VA and FHA, Republic Bank represents and warrants that all such mortgage loans sold by them conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require the seller (i.e., Republic Bank) to repurchase the non-conforming mortgage loans. Additionally, Fannie Mae, Freddie Mac, GNMA, VA and FHA may require Republic Bank to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling or servicing contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of Fannie Mae and Freddie Mac.

Regulation of Proposed Acquisitions

     In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

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

Community Reinvestment Act

     Under the Community Reinvestment Act of 1977, as amended (the “CRA”), a financial institution is required to help meet the credit needs of its entire community, including low-income and moderate-income areas. Republic Bank’s CRA rating is determined by evaluation of its lending, service and investment performance. The Federal banking agencies may take CRA compliance into account in an agency’s review of applications for mergers, acquisitions, and to establish branches or facilities.

Forward-Looking Statements

     From time to time, we may publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words “believes,” “expects,” “plans,” “anticipates,” “estimates” or similar expressions we are making forward-looking statements.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers (4) of the Company as of December 31, 2002. All of these officers are elected annually by the Board of Directors. Each of the executive officers has served as an officer of the Company for more than five years. There are no family relationships among any of the executive officers.

Name	Age	Position

Jerry D. Campbell	62	Chairman of the Board (Since 1985)
Dana M. Cluckey	42	President and Chief Executive Officer (Since 1986)
Barry J. Eckhold	56	Senior Vice President and Chief Credit Officer (Since 1990)
Thomas F. Menacher, CPA	46	Executive Vice President, Treasurer, Chief Financial
		Officer and Corporate Secretary (Since 1992)

ITEM 2. PROPERTIES

     The Company’s executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 2002, the Company had 96 commercial, retail, and mortgage banking offices in Michigan, Ohio and Indiana, of which 40 were owned and 56 were leased. Additionally, the Company has a loan production office in Massachusetts, which is leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 6 to the Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to litigation and claims arising in the normal course of their activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the aggregate liability, if any, resulting from such matters would not have a material adverse effect on the Company’s consolidated financial condition. See also Note 19 to the Consolidated Financial Statements included in Item 8 of this document.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

		Common Stock
	Dividends	Price Range (1)
	Declared
	Per Share (1)	High	Low

2002
Fourth quarter	$0.085	$13.040	$10.209
Third quarter	0.077	13.611	10.245
Second quarter	0.077	13.999	12.118
First quarter	0.078	13.064	10.564

Year	$0.317	$13.999	$10.209

2001
Fourth quarter	$0.077	$13.182	$10.727
Third quarter	0.070	13.306	9.719
Second quarter	0.070	11.653	9.659
First quarter	0.071	10.640	8.523

Year	$0.288	$13.306	$8.523

(1) Dividends and market price data have been restated to reflect the issuance of stock dividends.

     The Company’s common stock is traded on The Nasdaq Stock Market® under the symbol RBNC. There were approximately 21,000 shareholders of record of the Company’s common stock as of March 5, 2003.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2002	2001		2000		1999		1998

Earnings Summary (in thousands)
Interest income	$284,704	$333,376		$348,328		$299,662		$285,979
Interest expense	137,024	189,767		213,680		171,396		173,649
Net interest income	147,680	143,609		134,648		128,266		112,330
Provision for loan losses	16,000	8,700		6,500		11,650	(2)	6,500
Mortgage banking revenue	34,427	46,681		59,159		86,469		85,258
Other noninterest income	21,600	24,703	(2)	11,679		6,214	(2)	13,290
Noninterest expense	100,515	132,213	(2)	127,641	(2)	180,920	(2)	142,076
Income before preferred stock dividends	62,505	51,565		48,400		17,634		41,675
Net income	56,677	47,910		45,677		14,911		38,952
Per Common Share(1)
Basic earnings	$.97	$.80	(3)	$.76		$.25	(3)	$.66
Diluted earnings	.96	.79	(3)	.76		.25	(3)	.65
Cash dividends declared	.32	.29		.26		.25		.22
Book value (year-end)	5.79	5.21		4.93		4.42		4.46
Closing price of common stock (year-end)	11.77	12.59		8.94		9.12		9.31
Dividend payout ratio (operating)	33%	34%		35%		33%		33%
Operating Data (in millions)
Loan closings:
Residential mortgage loans	$3,928	$5,340		$3,852		$5,200		$6,614
Commercial loans	493	490		531		462		410
SBA loans	42	34		32		44		39
Direct consumer loans	486	438		359		291		109
Indirect consumer loans	—	—		65		191		206
Mortgage loan servicing portfolio (year-end)	307	189		2,229		3,089		3,517
Year-End Balances (in millions)
Total assets	$4,778	$4,741		$4,611		$4,302		$4,214
Total earning assets	4,567	4,573		4,375		4,052		3,999
Mortgage loans held for sale	661	748		385		459		770
Total portfolio loans	3,657	3,458		3,772		3,373		2,544
Total deposits	2,788	2,753		2,729		2,613		2,643
Total short-term borrowings and FHLB advances	1,517	1,477		1,385		1,229		1,084
Long-term debt	14	14		48		48		52
Shareholders’ equity	333	305		295		266		266
Ratios
Return on average assets	1.24%	1.04%	(3)	1.02%		.36%	(3)	1.00%
Return on average equity	17.52	15.76	(3)	16.28		5.64	(3)	15.73
Net interest margin (4)	3.44	3.31		3.14		3.29		3.05
Net loan charge-offs to average total loans (5)	.23	.19		.13		.17		.09
Allowance for loan losses as a percentage of year-end portfolio loans	.99	.84		.75		.80		.84
Non-performing assets as a percentage of year-end total assets	.89	.66		.56		.52		.61
Operating efficiency ratio (6)	50.80	56.17		64.10		65.44		68.19
Net interest income to operating expenses	146.92	126.85		105.49		70.90		74.13
Average shareholders’ equity to average assets	7.10	6.63		6.26		6.46		6.37
Tier 1 risk-based capital	11.18	11.43		9.50		9.67		9.80
Total risk-based capital	12.26	12.31		10.38		10.60		10.55
Tier 1 leverage	7.81	8.34		6.82		6.59		6.54

(1)	All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.

(2)	Amounts for 2001 include a pre-tax gain of $12.0 million on the sale of Market Street Mortgage Corporation and pre-tax restructuring costs of $19.0 million to exit the mortgage servicing business. Amounts for 2000 include a pre-tax credit of $4 million associated with the completion of the D&N Financial merger integration and restructuring plan. Amounts for 1999 include a pre-tax charge of $31.5 million of merger integration and restructuring charges related to the merger with D&N Financial, a $7.6 million pre-tax loss on the sale of low-yielding fixed rate securities, and an additional $5.0 million pre-tax provision for loan losses.

(3)	Amounts for 2001 include the after-tax gain of $7.8 million on the sale of Market Street Mortgage Corporation and the after-tax restructuring costs of $12.35 million to exit the mortgage servicing business. Excluding these amounts, return on average assets was 1.14%, return on average equity was 17.25% and diluted earnings per share was $.87 in 2001. Amounts for 1999 include the after-tax impact of a $22.0 million merger integration and restructuring charge related to the merger with D&N Financial, a $4.9 million after-tax loss on the sale of low-yielding fixed rate securities, and an additional $3.3 million after-tax provision for loan losses. Excluding the charges, return on average assets was 1.10%, return on average equity was 17.07% and diluted earnings per share was $.74 in 1999.

(4)	Net interest income (FTE) expressed as a percentage of average interest-earnings assets.

(5)	Includes mortgage loans held for sale.

(6)	Total noninterest expense, excluding nonrecurring items for the years ended December 31, 2001, 2000 and 1999, divided by total revenue, excluding gains or losses on sale of securities and gain on sale of subsidiary..

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for 2002 was $56.7 million, compared to net income of $47.9 million earned in 2001. Diluted earnings per share were $.96 in 2002, up from the $.79 earned in 2001. The results for 2001 include an after tax gain of $7.8 million on the sale of Market Street Mortgage Corporation and after tax restructuring costs of $12.4 million to exit the mortgage servicing business. Excluding these charges, the Company reported net operating income of $52.5 million and diluted earnings per share of $.87 in 2001. Net income for 2002 generated return on average assets of 1.24% and return on equity of 17.52%. These compare with return on average assets of 1.04% and return on average equity of 15.76% in 2001. Return on average assets and return on average equity based on operating earnings in 2001 were 1.14% and 17.25%, respectively.

     The Company’s 2002 results of operations reflected the following trends in earnings:

•	Net interest income increased 3% during 2002 following an increase of 7% in 2001. Increases in the net interest margin during these periods contributed to the growth in net interest income.

•	The net interest margin expanded to 3.44% in 2002, compared to 3.31% in 2001 and 3.14% in 2000. The increase in the net margin during 2002 was due to the Company’s cost of funds on interest-bearing liabilities decreasing more than the decline in yield on earning assets.

•	The commercial loan portfolio balance grew $106 million, or 8% over 2001 to $1.5 billion after increasing 20% in 2001, reflecting continued strong commercial real estate lending in the Company’s markets.

•	The consumer direct loan portfolio balance grew $60 million, or 12% over 2001 to $557 million after increasing 8% in 2001, reflecting continued success of specifically targeted sales and marketing efforts in home equity lending.

     Shareholders’ equity totaled $332.7 million at December 31, 2002 compared to $304.9 million at December 31, 2001, an increase of 9%. The increase in shareholder’s equity resulted primarily from net income of $56.7 million being offset by $18.4 million in cash dividends to shareholders and $18.6 million in stock repurchases. Market capitalization, which is computed by multiplying the number of shares outstanding by the closing price of the Company’s common stock at year-end, was $676.1 million at December 31, 2002. Capital ratios, by all measures, remain in excess of regulatory requirements for a well-capitalized financial institution.

Business Segments

     The Company’s operations are managed as three major business segments: (1) commercial banking (2) retail banking, and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. As discussed earlier, the Company sold Market Street Mortgage in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company substantially exited the mortgage servicing business. Mortgage loan production is now conducted in all offices of Republic Bank. See Note 21 to the Consolidated Financial Statements for further information concerning the Company’s business segments.

Mortgage Banking

     The Company’s mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others.

Table 1
Residential Mortgage Loan Closings

Year Ended December 31
(In thousands)	2002	2001	2000

Republic Bank	$3,928,064	$4,146,685	$2,266,494
Market Street Mortgage	—	1,193,476	1,585,273

Total closings	$3,928,064	$5,340,161	$3,851,767

     The Company’s total closings of single-family residential mortgage loans decreased $1.4 billion, or 26%, to $3.9 billion in 2002. The decrease in origination volumes in 2002 was primarily the result of the sale of Market Street Mortgage. Excluding Market Street Mortgage, origination volumes decreased $219 million, or 5%, in 2002 compared to 2001. Refinances totaled $2.5 billion, or 63% of total closings in 2002, compared to $2.9 billion, or 54% of total closings in 2001. In 2001, total mortgage loan closings increased $1.5 billion, or 39%, to $5.3 billion compared to $3.9 billion in 2000, reflecting a decreasing interest rate environment during 2001, which resulted in a higher level of refinance activity during 2001. The Company’s pipeline of mortgage loan applications in process was $545 million at December 31, 2002, compared to $611 million at December 31, 2001.

Table 2
Mortgage Banking Revenue

Year Ended December 31
(In thousands)	2002	2001	2000

Mortgage loan production revenue (1)	$34,132	$46,808	$55,720
Net mortgage loan servicing revenue (expense) (2)	295	(127)	1,179
Gain on bulk sales of mortgage servicing rights	—	—	2,260

Total mortgage banking revenue	$34,427	$46,681	$59,159

(1)	Includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with underlying loans sold (mortgage loan production revenue), net of commissions and incentives paid and net deferred mortgage loan origination costs. Mortgage loan production revenue totaled $59.7 million, $86.2 million and $84.6 million for 2002, 2001 and 2000, respectively. Commission and incentives paid were $35.9 million, $51.2 million and $36.7 million for 2002, 2001 and 2000 respectively. For 2002, 2001 and 2000 net deferred mortgage loan origination costs totaled $10.4 million, $11.8 million and $7.9 million, respectively.

Mortgage loan production revenue also includes gains on sales of mortgage portfolio loans totaling $5.0 million, $1.3 million and $536,000 for 2002, 2001 and 2000, respectively. Mortgage loan portfolio sales totaled $232.4 million, $163.6 million and $134.8 million for 2002, 2001 and 2000, respectively.

(2)	Includes servicing fees, late fees and other ancillary charges, net of amortization and charges for impairment of mortgage servicing rights, if any.

     Mortgage banking revenue, the largest component of total noninterest income, decreased $12.3 million, or 26%, to $34.4 million in 2002, after decreasing 21%, to $46.7 million in 2001. The decreases in 2002 and 2001 were primarily the result of decreases in mortgage loan production revenue. Mortgage loan production revenue decreased $12.7 million, or 27%, in 2002 due to a reduction in the amount of mortgage loans sold. The Company sold $3.0 billion of single-family residential mortgages in 2002, compared to $4.2 billion and $3.6 billion in 2001 and 2000, respectively. The ratio of mortgage production revenue to mortgage loans sold was 2.00% in 2002, compared to 2.03% in 2001 and 2.32% in 2000.

     Net mortgage loan servicing revenue was $295,000 in 2002 compared to net mortgage servicing expense of $127,000 in 2001 and net mortgage servicing revenue of $1.2 million in 2000. The decrease in 2002 and 2001 was primarily the result of substantially exiting the mortgage servicing business in June of 2001 through the sale of Market Street’s $1.8 billion mortgage loan servicing portfolio. During 2002 and the last half of 2001, the Company’s loans serviced for others portfolio averaged only $238 million and $177 million, respectively. As a result, net mortgage loan servicing revenue was immaterial and is expected to be immaterial in the future.

     Amortization of mortgage servicing rights, including the write-down of mortgage servicing rights to market value and impairment reserves totaled $1.2 million in 2002, compared to $20.4 million in 2001 and $14.0 million in 2000. As discussed earlier, at the end of the first quarter of 2001, the Company elected to substantially exit the mortgage servicing business. Accordingly, the Company recorded a write-down of mortgage servicing rights at the end of the first quarter of 2001 of $16.1 million to reflect the current market value of the servicing portfolio. In addition, transaction costs associated with the servicing portfolio sale were $2.0 million and costs associated with winding down the servicing operation were $900,000. A sale agreement regarding Market Street’s mortgage servicing portfolio was subsequently signed in April 2001 with an unaffiliated company and the Company completed the sale during the second quarter of 2001. The significant decrease in the value of the servicing portfolio from December 31, 2000 to March 31, 2001 was a result of dramatic increases in the prepayment speed assumptions (PSA) during the first quarter of 2001, as well as an over 120 basis point decrease in the earnings rate received on escrow balances. These changes were a result of the decline in short-term interest rates occurring during the quarter due to the Federal Reserve Board’s action to lower the federal funds rate. After selling Market Street’s servicing portfolio, there was no impairment reserve during 2002 or at December 31, 2001.

     The Company sold mortgage servicing rights concurrently with the sale of the underlying loans rather than in bulk form in 2002. The sale of Market Street’s $1.8 billion servicing portfolio completed in the second quarter of 2001 did not result in a material gain or loss. In 2000, bulk sales of mortgage servicing rights for loans with a principal balance of $796.9 million resulted in a gain of $2.3 million.

Commercial and Retail Banking

     The remaining disclosures and analyses within this Management’s Discussion and Analysis of the Company’s financial condition and results of operations relate principally to the commercial and retail banking segment.

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

     Net interest income (FTE) rose 3% to $151.6 million in 2002, compared to $146.8 million in 2001, primarily due to an increase in net interest margin offsetting a slight decline in average earning assets. Net interest margin increased by 13 basis points to 3.44% in 2002 compared to 3.31% in 2001. The increase in the margin was due to the Company’s cost of funds decreasing more than the yields on average earning assets during 2002. The decrease in the Company’s cost of funds was a result of decreases paid on short-term borrowings, FHLB advances and interest bearing deposits. Average earning assets declined $20.9 million, or 0.5%, to $4.4 billion in 2002, as the reduction in average mortgage loans held for sale more than offset an increase in the average balance of investment securities.

     In 2001, net interest margin increased by 17 basis points to 3.31%, compared to 3.14% in 2000. The increase in the margin was also due to the Company’s cost of funds decreasing more than the yields on average earning assets during the year.

Table 3
Analysis of Net Interest Income (FTE)

Year Ended December 31
(Dollars in thousands)	2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$1,818	$37	2.03%	$2,448	$102	4.17%
Mortgage loans held for sale	429,381	27,677	6.45	520,565	37,900	7.28
Investment securities	374,615	22,198	5.93	293,085	20,171	6.88
Portfolio loans: (1)
Commercial loans	1,432,793	98,594	6.79	1,258,535	103,671	8.12
Real estate mortgage loans	1,565,739	99,400	6.35	1,730,386	122,350	7.07
Installment loans	591,417	40,761	6.89	611,619	52,371	8.56

Total loans, net of unearned income	3,589,949	238,755	6.61	3,600,540	278,392	7.69

Total interest-earning assets	4,395,763	288,667	6.54	4,416,638	336,565	7.59
Allowance for loan losses	(31,065)			(28,970)
Cash and due from banks	60,885			66,371
Other assets	133,285			132,397

Total assets	$4,558,868			$4,586,436

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$163,191	$1,019	0.62%	$147,694	$1,967	1.33%
Savings deposits	863,424	15,359	1.78	724,655	22,251	3.07
Time deposits	1,469,788	58,794	4.00	1,604,469	90,386	5.63

Total interest bearing deposits	2,496,403	75,172	3.01	2,476,818	114,604	4.63
Short-term borrowings	202,129	3,582	1.75	96,430	3,460	3.54
FHLB advances	1,177,042	57,305	4.80	1,323,837	70,252	5.23
Long-term debt	13,500	965	7.15	20,125	1,451	7.21

Total interest bearing liabilities	3,889,074	137,024	3.50	3,917,210	189,767	4.82
Noninterest-bearing deposits	240,902			262,493
Other liabilities	39,476			63,104

Total liabilities	4,169,452			4,242,807
Trust preferred securities and preferred stock in subsidiary	65,856			39,552
Shareholders’ equity	323,560			304,077

Total liabilities and shareholders’ equity	$4,558,868			$4,586,436

Net interest income/ Rate spread (FTE)		$151,643	3.04%		$146,798	2.77%

FTE adjustment		$3,963			$3,189

Impact of noninterest-
bearing sources of funds			.40			.54

Net interest margin (FTE)			3.44%			3.31%

[Additional columns below]

[Continued from above table, first column(s) repeated]

Year Ended December 31
(Dollars in thousands)	2000

	Average		Avg.
	Balance	Interest	Rate

Average Assets:
Short-term investments	$2,904	$170	5.85%
Mortgage loans held for sale	425,956	34,535	8.11
Investment securities	195,364	14,571	7.46
Portfolio loans: (1)
Commercial loans	1,018,415	92,578	9.09
Real estate mortgage loans	1,905,915	141,237	7.41
Installment loans	735,429	65,317	8.88

Total loans, net of unearned income	3,659,759	299,132	8.17

Total interest-earning assets	4,283,983	348,408	8.13
Allowance for loan losses	(28,319)
Cash and due from banks	60,022
Other assets	169,674

Total assets	$4,485,360

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$102,233	$1,708	1.67%
Savings deposits	723,153	22,625	3.13
Time deposits	1,634,479	98,829	6.05

Total interest bearing deposits	2,459,865	123,162	5.01
Short-term borrowings	55,047	3,532	6.42
FHLB advances	1,339,009	83,552	6.24
Long-term debt	47,500	3,434	7.23

Total interest bearing liabilities	3,901,421	213,680	5.48
Noninterest-bearing deposits	188,602
Other liabilities	85,981

Total liabilities	4,176,004
Trust preferred securities and preferred stock in subsidiary	28,719
Shareholders’ equity	280,637

Total liabilities and shareholders’ equity	$4,485,360

Net interest income/ Rate spread (FTE)		$134,728	2.65%

FTE adjustment		$80

Impact of noninterest-
bearing sources of funds			.49

Net interest margin (FTE)			3.14%

     (1)  Non-accrual loans and overdrafts are included in average balances.

Table 4
Rate/Volume Analysis (FTE)

	2002/2001			2001/2000

	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in:			Due to Change in:

	Average	Average	Net	Average	Average	Net
(In thousands)	Balance(1)	Rate(1)	Change	Balance(1)	Rate(1)	Change

Interest Income:
Short-term investments	$(22)	$(43)	$(65)	$(24)	$(44)	$(68)
Mortgage loans held for sale	(6,192)	(4,031)	(10,223)	7,144	(3,779)	3,365
Investment securities	5,076	(3,049)	2,027	6,808	(1,208)	5,600
Loans, net of unearned income (2)	243	(39,880)	(39,637)	(2,032)	(18,708)	(20,740)

Total interest income	(895)	(47,003)	(47,898)	11,896	(23,739)	(11,843)
Interest Expense:
Interest-bearing demand deposits	189	(1,137)	(948)	660	(401)	259
Savings deposits	3,695	(10,587)	(6,892)	48	(422)	(374)
Time deposits	(7,101)	(24,491)	(31,592)	(1,766)	(6,677)	(8,443)

Total interest-bearing deposits	(3,217)	(36,215)	(39,432)	(1,058)	(7,500)	(8,558)
Short-term borrowings	2,446	(2,324)	122	1,940	(2,012)	(72)
FHLB advances	(7,435)	(5,512)	(12,947)	(870)	(12,430)	(13,300)
Long-term debt	(474)	(12)	(486)	(1,973)	(10)	(1,983)

Total interest expense	(8,680)	(44,063)	(52,743)	(1,961)	(21,952)	(23,913)

Net interest income (FTE)	$7,785	$(2,940)	$4,845	$13,857	$(1,787)	$12,070

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income

     Noninterest income is a significant source of revenue for the Company, contributing 16% of total revenues in 2002, compared to 15% in 2001, excluding the gain of sale of subsidiary, and 17% in 2000. Details of the largest component of noninterest income are presented in the “Mortgage Banking” section. Exclusive of mortgage banking revenue and the gain on sale of subsidiary, noninterest income increased to $21.6 million in 2002 from $12.7 million in 2001, due to increases in service charges, investment securities gains, income from bank owned life insurance and increased gains on sale of Small Business Administration (SBA) loans.

     Service charges collected on customer accounts increased to $9.2 million, or 19% during 2002. The increase was primarily due to a higher level of collection of fees for non-sufficient funds and ancillary fees.

     During 2002, the Company sold $317.6 million of investment securities to fund strong mortgage origination volume resulting in a net gain of $5.9 million. During 2001, reflecting similar mortgage volume, the Company sold $175.3 million of investment securities for a net gain of $1.4 million. During 2000, the Company sold $41.3 million of investment securities for a net gain of $109,000.

     During 2002, the Company purchased $85 million of separate account bank owned life insurance, which resulted in income of $2.2 million.

     The guaranteed portion of SBA loans are regularly sold to investors. In 2002, the Company sold $23.8 million of the guaranteed portion of SBA loans, compared to $18.4 million in 2001 and $14.1 million in 2000, resulting in gains of $1,447,000, $882,000 and $576,000, respectively, which are included in other noninterest income.

Table 5
Noninterest Income

Year Ended December 31
(In thousands)	2002	2001	2000

Mortgage loan production revenue	$34,132	$46,808	$55,720
Net mortgage servicing revenue (expense)	295	(127)	3,439
Service charges	9,206	7,720	7,819
Investment securities gains	5,859	1,425	109
Income from banked owned life insurance	2,192	—	—
Other noninterest income	4,343	3,558	3,751
Gain on sale of subsidiary	—	12,000	—

Total noninterest income	$56,027	$71,384	$70,838

Noninterest Expense

     Total noninterest expense decreased 24% in 2002 to $100.5 million, after increasing 4% in 2001. Excluding the $19.0 million in restructuring costs to exit the mortgage servicing business in 2001, noninterest expense would have decreased $12.7 million, or 11%, in 2002 and 14% in 2001. Salaries and employee benefits expense decreased $5.2 million, or 8%, in 2002, following a decrease of $8.2 million, or 11%, in 2001. The decreases in salaries and employee benefits expense in 2002 and 2001 reflect the decreases in the average number of hourly and salaried employees, primarily due to the sale of Market Street in 2001 and the completion of the combination of Republic Bank and D&N Bank in 2000.

     Occupancy expense decreased 13% in 2002 and 15% in 2001, and equipment expense decreased 12% in 2002 and 14% in 2001 primarily due to the sale of Market Street Mortgage in June 2001. Other noninterest expense decreased 17% in 2002 and 19% in 2001, also primarily due to the sale of Market Street Mortgage.

Table 6
Noninterest Expense

Year Ended December 31
(In thousands)	2002	2001	2000

Salaries and employee benefits	$59,134	$64,377	$72,538
Occupancy expense of premises	9,926	11,427	13,467
Equipment expense	6,903	7,847	9,090
Other noninterest expense	24,552	29,562	36,546
Restructuring costs to exit the mortgage servicing business	—	19,000	—
Merger integration and restructuring credit	—	—	(4,000)

Total noninterest expense	$100,515	$132,213	$127,641

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

Income Taxes

     The provision for income taxes was $24.7 million in 2002, compared to $22.5 million in 2001 and $22.9 million in 2000. The effective tax rate, computed by dividing the provision for income taxes by income before taxes was 28.3% for 2002, compared to 30.4% for 2001 and 32.2% for 2000. The effective tax rate decreased in 2002 and 2001 primarily as a result of an increase in the average outstanding balance of tax-exempt securities in the Company’s securities available for sale portfolio, an increase in dividends on trust preferred securities and preferred stock of subsidiary and the tax-exempt income from bank owned life insurance purchased in 2002.

Financial Condition

     Total assets were $4.8 billion at December 31, 2002 and $4.7 billion at December 31, 2001. The increase in total assets primarily reflects the growth in total portfolio loans, which was funded primarily by increases in core deposits and decreases in mortgage loans held for sale and securities available for sale.

Assets

Portfolio Loans

     The Company’s loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2002 and 2001, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding were insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

     Loans to consumers include residential real estate mortgage loans and installment loans. Installment loans are made for various purposes, primarily home equity loans.

Table 7
Loan Portfolio Analysis

December 31
(Dollars in thousands)	2002	2001	2000

Amount	%	Amount	%	Amount	%

Commercial loans:
Commercial and industrial	$48,509	1.3%	$68,428	2.0%	$79,544	2.1%
Real estate construction	250,546	6.9	250,040	7.2	211,754	5.6
Commercial real estate mortgages	1,170,212	32.0	1,044,594	30.2	840,994	22.3

Total commercial loans	1,469,267	40.2	1,363,062	39.4	1,132,292	30.0
Residential real estate mortgages	1,593,929	43.6	1,511,831	43.7	1,964,394	52.1
Installment loans:
Consumer direct	556,507	15.2	496,972	14.4	459,359	12.2
Consumer indirect	36,840	1.0	86,516	2.5	215,631	5.7

Total installment loans	593,347	16.2	583,488	16.9	674,990	17.9

Total portfolio loans	$3,656,543	100.0%	$3,458,381	100.0%	$3,771,676	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31
(Dollars in thousands)	1999	1998

Amount	%	Amount	%

Commercial loans:
Commercial and industrial	$88,370	2.6%	$83,089	3.3%
Real estate construction	149,480	4.4	112,588	4.4
Commercial real estate mortgages	650,642	19.3	437,014	17.2

Total commercial loans	888,492	26.3	632,691	24.9
Residential real estate mortgages	1,773,795	52.6	1,295,484	50.9
Installment loans:
Consumer direct	368,095	10.9	308,092	12.1
Consumer indirect	343,043	10.2	307,505	12.1

Total installment loans	711,138	21.1	615,597	24.2

Total portfolio loans	$3,373,425	100.0%	$2,543,772	100.0%

     The total portfolio loans balance increased $198.2 million, or 6%, to $3.7 billion at December 31, 2002, after decreasing 8% in 2001. The increase in 2002 is primarily due to commercial real estate growth remaining strong in local markets served by the Company and marketing efforts directed at existing retail and mortgage customers.

     Commercial loans increased $106.2 million, or 8%, to $1.5 billion at December 31, 2002, after increasing 20% in 2001. This growth, which was concentrated exclusively in commercial real estate loans, reflects the Company’s efforts to complement traditional residential mortgage lending with quality commercial real estate lending. Residential real estate mortgage loans increased $82.1 million, or 5%, to $1.6 billion at December 31, 2002, after decreasing 23% a year earlier. During 2002, the mortgage portfolio continued to experience a high rate of payoffs as a result of significant refinance activity. However, the Company more than replaced the paid-off loans with current mortgage production. Consumer direct installment loans increased $59.5 million, or 12%, to $556.5 million at December 31, 2002, after rising 8% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending. Consumer indirect installment loans decreased $49.7 million, or 57%, to $36.8 million at December 31, 2002, after decreasing 60% in 2001. The decreases during 2002 and 2001 in the indirect loan balance were primarily a result of loan payoffs as the Company discontinued its indirect lending line of business during the first quarter of 2000.

Table 8
Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

		After One
December 31, 2002	Within	But Within	After
(In thousands)	One Year	Five Years	Five Years	Total

Commercial loans:
Commercial and industrial	$13,935	$21,945	$12,629	$48,509
Real estate construction	169,194	43,604	37,748	250,546
Commercial real estate mortgages	111,398	589,690	469,124	1,170,212

Total commercial loans	$294,527	$655,239	$519,501	$1,469,267

Commercial Loans Maturing After One Year With:
Predetermined rates		$269,404	$27,775
Floating or adjustable rates		385,835	491,726

Total		$655,239	$519,501

     Commercial real estate loans in the office-general/professional building industry represented 11.5% of the Company’s total loan portfolio as of December 31, 2002. The remaining commercial loan portfolio did not contain loans to any other industry that exceeded 10% of total portfolio loans outstanding at December 31, 2002. The Company’s total loan portfolio is geographically concentrated primarily in Michigan, Ohio and Indiana as shown in the following table.

Table 9
Geographic Distribution of Loan Portfolio

December 31, 2002		Percent
(Dollars in thousands)	Amount	of Total

Michigan	$2,731,750	75%
Ohio	598,671	16
Indiana	166,467	5
Other states	159,655	4

Total	$3,656,543	100%

Mortgage Loans Held for Sale

     Mortgage loans held for sale decreased $87.5 million, or 12%, to $661.0 million at December 31, 2002, after increasing 94% to $748.5 million at December 31, 2001. The decrease in 2002 was due to a higher level of sales of single-family mortgages in the fourth quarter of 2002 compared to 2001. The increase in 2001 was due to a higher level of mortgage origination volumes in the fourth quarter compared to the prior year. The average mortgage loans held for sale balance in 2002 decreased 18% compared to 2001 primarily reflecting the sale of Market Street Mortgage and that company’s corresponding mortgage loan held for sales balance in June 2001.

Credit Risk Management

     Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in the loan portfolio through adherence to consistent underwriting standards, guidelines and limitations established by senior management. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Directors Loan Committee.

     Republic Bank has established loan review and quality control functions to conduct ongoing, independent reviews of the lending process. This group ensures adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risks inherent in the loan portfolio, and ensures that proper documentation exists.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company’s strategies for managing the related credit risk.

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower’s ability to repay and by obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2002, commercial real estate loans accounted for 97% of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial loans are generally secured by the borrower’s assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 family unit residential property. At December 31, 2002, these loans accounted for 44% of total portfolio loans. Credit risk in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to income ratios, credit bureau scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

     Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider, but are not necessarily limited to, debt to income levels, past payment tendencies as evidenced by credit bureau reports, and loan-to-value ratios as to any collateral.

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

Table 10
Non-Performing Assets

December 31
(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans:
Commercial	$19,167	$6,413	$5,499	$4,651	$6,141
Residential real estate mortgages	15,215	18,808	13,429	10,449	12,011
Installment	2,876	2,957	2,167	2,419	1,826

Total non-accrual loans	37,258	28,178	21,095	17,519	19,978
Restructured loans	2,309	—	—	—	—
Other real estate owned	2,904	2,978	4,906	4,743	5,648

Total non-performing assets	$42,471	$31,156	$26,001	$22,262	$25,626

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.16%	.90%	.69%	.66%	1.01%
Portfolio loans, mortgage loans held for sale and OREO	.98	.74	.62	.58	.77
Total assets	.89	.66	.56	.52	.61
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$144	$209	$100	$74
Residential real estate mortgages	—	—	—	—	—
Installment	—	—	—	—	—

Total loans past due 90 days or more	$—	$144	$209	$100	$74

     Non-performing assets totaled $42.5 million at December 31, 2002, an increase of $11.3 million, or 36% compared to $31.2 million at December 31, 2001, due primarily to increases in non-accrual commercial loans. The increase in non-accrual commercial loans was due primarily to two commercial real estate loan relationships located in Michigan and Indiana. The Company believes the risk-allocated allowance for loan losses attributable to these loans is adequate. Included in total non-performing assets at December 31, 2002 is a $2.3 million restructured loan, which is performing according to the new loan terms and is in an accruing status.

     Approximately $26.5 million, or .72%, of the loans in the loan portfolio at December 31, 2002 were 30 to 89 days delinquent, compared to $40.5 million, or 1.17% of portfolio loans at December 31, 2001. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of December 31, 2002, total loans on the watch list, excluding those categorized as non-accrual loans were $33.3 million, or .90% of total portfolio loans, compared to $38.7 million, or 1.10% of total portfolio loans at December 31, 2001.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2002, 2001 and 2000 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

Table 11
Forgone Interest on Non-Performing Loans

For the Year Ended December 31
(In thousands)	2002		2001		2000

	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured

Pro forma interest income	$2,935	$121	$3,164	$—	$1,513	$-
Interest income earned	966	121	946	—	600	-

Forgone interest income	$1,969	$—	$2,218	$—	$913	$-

Impaired Loans

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

     At December 31, 2002 and 2001, the gross recorded investment in impaired loans totaled $21.5 million and $6.4 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans are applied against the principal balance. See Note 5 to the Consolidated Financial Statements for further discussion of impaired loans.

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

     It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

     Gross loan charge-offs increased $1.4 million to $10.4 million in 2002, compared to $9.0 million in 2001 and $6.5 million in 2000. The increase in 2002 is primarily due to increases in the Company’s commercial loan charge-offs, which have been impacted by growth in the Company’s commercial real estate loan portfolio and the overall economy in the Company’s primary market areas of Michigan, Ohio and Indiana. Based on these factors, the Company may have a similar loss experience on such loans in the future.

     The ratio of net loan charge-offs to average loans, including loans held for sale, was .23% in 2002, compared to .19% for 2001 and .13% for 2000. Commercial loan net charge-offs as a percentage of average commercial loans was      .36% for 2002, compared to .32% for 2001 and .14% for 2000. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .05% for 2002 compared to .03% for 2001 and .02% for 2000. Installment loan net charge-offs as a percentage of average installment loans was .50% for 2002, compared to .55% for 2001 and .44% for 2000.

     The Company’s policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. If management determines a loan to be under collateralized, then a charge-off will generally be recommended no later than the month in which the loan becomes 90 days past due. Open-end installment loans (home equity lines of credit) are generally charged off when they become 180 days past due.

Table 12
Analysis of the Allowance for Loan Losses

Year Ended December 31
(Dollars in thousands)	2002	2001	2000	1999	1998

Balance at beginning of year	$29,157	$28,450	$27,128	$21,446	$17,883
Loan charge-offs:
Commercial loans	5,449	4,137	1,884	3,452	302
Residential real estate mortgage loans	989	671	724	572	678
Installment loans	3,947	4,159	3,922	3,376	2,539

Total loan charge-offs	10,385	8,967	6,530	7,400	3,519
Recoveries:
Commercial loans	285	149	452	691	83
Residential real estate mortgage loans	9	—	178	27	52
Installment loans	1,011	825	722	714	447

Total recoveries	1,305	974	1,352	1,432	582

Net loan charge-offs	9,080	7,993	5,178	5,968	2,937
Provision charged to expense	16,000	8,700	6,500	11,650	6,500

Balance at end of year	$36,077	$29,157	$28,450	$27,128	$21,446

Allowance for loan losses as a percentage of year-end portfolio loans	.99%	.84%	.75%	.80%	.84%
Allowance for loan losses as a percentage of year-end non-performing loans	91.18	103.47	134.87	154.85	107.35
Net charge-offs as a percentage of average total loans (including loans held for sale)	.23	.19	.13	.17	.09

     The following table summarizes the Company’s allocation of the allowance for loan losses for risk allocated, specific allocated and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed necessary.

Table 13
Allocation of the Allowance for Loan Losses

December 31
(Dollars in thousands)	2002		2001		2000

		% of		% of		% of
		total		total		total
	Amount	loans	Amount	loans	Amount	loans

Risk allocated allowances:
Commercial loans	$11,507	40%	$8,597	39%	$7,109	30%
Residential real estate mortgage loans	3,721	44	4,203	44	4,009	52
Installment loans	8,377	16	7,905	17	8,089	18

Total risk allocated allowances	23,605		20,705		19,207
Specific allocated allowances:
Commercial loans	—	—	—	—	—	—
Residential real estate mortgage loans	—	—	—	—	—	—
Installment loans	—	—	—	—	—	—

Total specific allowances	—	—	—	—	—	—
Unallocated allowances	12,472	—	8,452	—	9,243	—

Total allowance for loan losses	$36,077	100%	$29,157	100%	$28,450	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31
(Dollars in thousands)	1999		1998

		% of		% of
		total		total
	Amount	loans	Amount	loans

Risk allocated allowances:
Commercial loans	$4,705	26%	$2,339	25%
Residential real estate mortgage loans	5,643	53	4,489	51
Installment loans	8,717	21	4,616	24

Total risk allocated allowances	19,065		11,444
Specific allocated allowances:
Commercial loans	—	—	1,145	—
Residential real estate mortgage loans	—	—	—	—
Installment loans	—	—	—	—

Total specific allowances	—	—	1,145	—
Unallocated allowances	8,063	—	8,857	—

Total allowance for loan losses	$27,128	100%	$21,446	100%

     The following table summarizes the graded loan categories used by the Company to determine the adequacy of the risk allocated allowance for loan losses at December 31, 2002, 2001 and 2000.

Table 14
Graded Loan Categories Used in the
Allocation of the Allowance for Loan Losses

December 31
(In thousands)	2002	2001	2000

	Loan	Loan	Loan
	Amount (1)	Amount (1)	Amount (1)

Graded loan categories:
Pass (Superior, High and Satisfactory)	$4,876,561	$4,724,893	$4,641,892
Special mention	33,315	38,713	35,034
Substandard	42,082	36,739	27,989
Doubtful	—	—	—
Loss	—	—	—

Total loans	$4,951,958	$4,800,345	$4,704,915

(1)	Loan amounts include mortgage loans held for sale and unfunded commitments of $634 million, $594 million and $548 million at December 31, 2002, 2001 and 2000, respectively.

     Each element of the risk allocated allowance for December 31, 2002, 2001 and 2000 was determined by applying the following risk percentages to each grade of loan: Pass — .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention — 2.5% to 5%; Substandard — 5% to 20%; Doubtful — 50%; and Loss — 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company’s loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis and computes the allocation for allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk percentage in computing the risk allocated or specific allocated allowance.

     The unallocated allowance for loan losses increased to $12.5 million at December 31, 2002 from $8.5 million at December 31, 2001. The increase reflects the growing commercial real estate loan portfolio and economic concerns about the Company’s market areas.

     The provision for loan losses increased to $16.0 million during 2002 from $8.7 million in 2001. The increased provision was necessary as a result of the increase in the loan portfolio, increase in net charge-offs and the increase in non-accrual loans in 2002. As stated previously, the increase in net charge-offs in 2002 of $1.1 million is primarily due to increases in the Company’s commercial loan portfolio charge-offs. In 2001, the provision for loan losses increased to $8.7 million from $6.5 million in 2000. The increased provision was necessary as a result of the increase in the commercial loan portfolio, the increase in non-accrual loans, the increase in net charge-offs and the increase in loans 30 to 89 days delinquent from 2000.

     Non-accrual loans are included in the “substandard” classification in the Company’s risk rating methodology. There have been no changes in the Company’s estimation methods since 1996, however, risk percentages for certain loan classifications within the “pass” category were adjusted in 2000.

Securities Available for Sale

     The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised principally of municipal securities and collateralized mortgage obligations. At December 31, 2002, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $144.1 million compared to $101.3 million at December 31, 2001.

     Investment securities available for sale totaled $248.9 million at December 31, 2002, a $115.7 million decrease from $364.6 million at December 31, 2001. Investment securities available for sale totaled $211.9 million at December 31, 2000. The decrease from 2001 reflects sales of fixed rate municipal securities. The investment securities portfolio constituted 5.2% of the Company’s assets at December 31, 2002, compared to 7.7% a year earlier.

     The following table summarizes the composition of the Company’s investment securities portfolio at December 31, 2002, 2001 and 2000.

Table 15
Securities Available For Sale Portfolio

December 31
(In thousands)	2002	2001	2000

Debt Securities:
U.S. Treasury and Government agency securities	$43,684	$8,396	$12,494
Collateralized mortgage obligations	46,160	49,329	88,249
Mortgage-backed securities	6,242	1,952	19,869
Municipal and other securities	74,370	225,876	14,512

Total debt securities	170,456	285,553	135,124
Investment in FHLB	78,475	79,095	76,736

Total securities available for sale	$248,931	$364,648	$211,860

     The maturity distribution of and average yield information for investment securities held as of December 31, 2002 is provided in the following table.

Table 16
Maturity Distribution of Securities Available for Sale Portfolio

December 31, 2002	Due Within		One to		Five to
(Dollars in thousands)	One Year		Five Years		Ten Years

	Estimated		Estimated		Estimated
	Market	Avg.	Market	Avg.	Market	Avg.
	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury and Government agency securities	$—	—%	$—	—%	$43,684	4.11%
Collateralized mortgage obligations (2)(3)	—	—	—	—	—	—
Mortgage-backed securities (2)(3)	—	—	171	3.69	—	—
Municipal and other securities (1)	5	7.52	21	8.33	1,237	7.79
Investment in FHLB	78,475	6.25	—	—	—	—

Total securities available for sale	$78,480	6.25%	$192	4.17%	$44,921	4.21%

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31, 2002	After
(Dollars in thousands)	Ten Years		Total

	Estimated		Estimated
	Market	Avg.	Market	Avg.
	Value	Yield	Value	Yield

U.S. Treasury and Government agency securities	$—	—%	$43,684	4.11%
Collateralized mortgage obligations (2)(3)	46,160	1.98	46,160	1.98
Mortgage-backed securities (2)(3)	6,071	5.14	6,242	5.10
Municipal and other securities (1)	73,107	7.32	74,370	7.33
Investment in FHLB	—	—	78,475	6.25

Total securities available for sale	$125,338	5.22%	$248,931	5.36%

(1)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(2)	Collateral guaranteed by U.S. Government agencies.

(3)	All maturities beyond ten years have estimated average lives of .6 years. The average yield presented represents the current yield on these securities based on amortized costs.

Liabilities

Deposits

     Total deposits, the Company’s primary source of funding, increased 1% to $2.79 billion at December 31, 2002, after increasing 1% a year earlier. The Company’s core deposits represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, savings accounts and money market accounts. At December 31, 2002, core deposits totaled $1.35 billion, an 11% increase when compared to $1.22 billion at December 31, 2001.

Table 17
Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)	2002

Three months or less	$254,697
Over three months through six months	124,433
Over six months through twelve months	66,837
Over twelve months	244,426

Total	$690,393

     The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2002, these deposits totaled $124.7 million and $334.0 million, respectively, and represented 16% of total deposits on a combined basis. At December 31, 2001, brokered certificates of deposit totaled $48.0 million and municipal certificates of deposit totaled $417.7 million, representing 17% of total deposits on a combined basis.

Short-Term Borrowings

     Short-term borrowings increased $32.6 million to $209.1 million at December 31, 2002 from a year earlier. Short-term borrowings at December 31, 2002 and 2001 consisted of federal funds purchased and treasury, tax and loan demand notes. The amount provided by these funding sources increased during 2002 primarily due to the redemption of the D&N Capital Corporation Preferred Stock of $30.25 million. See Note 9 to the Consolidated Financial Statements for further information regarding short-term borrowings.

FHLB Advances

     Republic Bank routinely utilizes FHLB advances, both on a short-term and long-term basis, to provide funding for mortgage loans held for sale and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and fixed rate investment securities. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances. Total FHLB advances were $1.31 billion at December 31, 2002 compared to $1.30 billion at December 31, 2001, representing a 1% increase. See Note 10 to the Consolidated Financial Statements for further information regarding FHLB advances.

Long-Term Debt

     Long-term debt totaled $13.5 million at December 31, 2002 and 2001. The 6.95% Senior Debentures of $13.5 million matured on January 15, 2003. See Note 11 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

     Shareholders’ equity increased $27.8 million, or 9%, to $332.7 million at December 31, 2002, after increasing 3% to $304.9 million a year earlier. The increase in shareholders’ equity during 2002 resulted primarily from net income of $56.7 million and an increase in net unrealized gains on securities of $4.0 million being offset by $18.4 million in cash dividends to shareholders and $18.6 million in stock repurchases. The total cash dividend paid in 2002 represented a 7% increase over the amount declared in 2001, reflecting the increase in the shares outstanding that resulted from the Company’s 10% stock dividend.

     On November 18, 1999, the Board of Directors approved a stock repurchase plan allowing for the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock. On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,000 shares. The 2001 Stock Repurchase Program was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. The 2001 Stock Repurchase Program commenced at the conclusion of the 1999 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 184,000 shares and 922,000 shares under the 1999 Program during 2001 and 2000, respectively. The Company repurchased 1,467,000 shares and 1,665,000 shares under the 2001 Program during 2002 and 2001, respectively. As of December 31, 2002, there were 1,168,000 shares available for repurchase under the 2001 Program.

     The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company’s total risk-based capital ratio was 12.26% at December 31, 2002 compared to 12.31% at December 31, 2001. For further information regarding regulatory capital requirements, see Note 24 to the Consolidated Financial Statements.

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

     Short-term liquidity is available from federal funds purchased, securities sold under agreement to repurchase, deposit growth, retail, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from securities sold under agreement to repurchase, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2002 the Company’s balance of certificates of deposit maturing within the next twelve months was $813.6 million. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company’s success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

     At December 31, 2002, Republic Bank had available $99.0 million in unused lines of credit with third parties for federal funds purchased and $237.6 million available in unused borrowings with the FHLB.

     Republic Bancorp Inc. has four major funding sources to meet its liquidity requirements: interest earning deposits, dividends from Republic Bank, access to the capital markets and a revolving credit agreement with a third party. On December 31, 2002, $134.5 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, compared to $126.0 million at December 31, 2001. Also, at December 31, 2002, the parent company had interest-earning deposits of $32.9 million at Republic Bank to meet any liquidity requirements. In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2002, which expires on December 27, 2003. Depending on market conditions and liquidity requirements, the Company would also consider the issuance of additional debt instruments to provide additional liquidity, if necessary.

     As discussed in Item 1 of this Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company’s ability to meet its cash obligations.

Forward-Looking Statements

     The disclosures on pages 28-30 appearing under “Market Risk Management” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management, which may cause actual results to differ materially from those contemplated by such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see Item 1 of this document.

Market Risk Management

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

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

     During 2002, both short-term and long-term interest rates decreased. The three-month treasury bill decreased 53 basis points and the prime-lending rate decreased 50 basis points from December 31, 2001 to December 31, 2002, while the 30-year treasury bond decreased 69 basis points during 2002. The demand for residential loans continued to be high during 2002 as mortgage rates remained historically low. The Company’s residential real estate mortgage balance increased during the year, as new mortgage loan production more than offset loan payoffs within the portfolio. Commercial lending continued to be strong due to the successful efforts by our team of experienced commercial lenders and the lower prime lending rates. Lower interest rates also continued to attract home equity borrowers as the balance of consumer direct loans grew in 2002.

     The mortgage loans held for sale balance is the Company’s most interest rate sensitive asset. It is also short-term in nature as the majority of loans held for sale are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to closely match its liquidity needs, as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 21 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale exposes the Company to market risk during the period after the loans close but before they are sold to investors. To minimize this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specific future dates and prices to various third parties.

     The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

     Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At December 31, 2002, the cumulative one-year gap was a positive 17.87% of total earning assets. At December 31, 2001, the cumulative one-year gap was a positive 6.52% of total earning assets.

     The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to +15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company’s strong retail mortgage banking franchise. The one-year gap at December 31, 2002 exceeds this range primarily due to the prepayment assumption the model uses in estimating the maturity terms of the residential mortgage portfolio. With residential mortgage rates at historical lows, prepayment speed assumptions are at high levels resulting in a high level of assumed maturities within the one-year period. A slow-down in prepayment speed assumptions to more normalized levels would significantly reduce the one-year gap percentage.

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

     As of December 31, 2002, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	6.1%	3.6%	2.1%	-1.6%	-2.8%	-7.3%

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

Impact of Interest Rate Fluctuations and Inflation on Earnings

     Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution’s performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company’s lending activities may be adversely impacted. Significant increases in interest rates make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the Company’s volume of loans originated may be reduced and the potential reduction in the related interest income and fee income may be larger than would be implied by a simple linear extrapolation of the results generated by the earnings simulation model. A lower interest rate environment would enable more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, therefore resulting in higher mortgage loan production activity as well as interest income.

Table 18
Static Gap Analysis(1)

	Within	4 Months	1 to	5 Years
(Dollars in thousands)	3 Months	to 1 Year	5 Years	or Over	Total

December 31, 2002
Interest-Earning Assets:
Federal funds sold and other money market investments	$85	$—	$—	$—	$85
Mortgage loans held for sale	660,999	—	—	—	660,999
Securities available for sale	113,197	11,555	8,459	115,720	248,931
Loans, net of unearned income	1,163,835	755,265	1,484,456	213,420	3,616,976

Total interest-earning assets	$1,938,116	$766,820	$1,492,915	$329,140	$4,526,991

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$—	$—	$141,092	$35,274	$176,366
Savings and money market accounts	37,030	434,864	327,880	111,089	910,863
Certificates of deposit:
Under $100,000	102,419	265,247	368,841	13,509	750,016
$100,000 or more	254,697	191,270	238,325	6,101	690,393

Total certificates of deposit	357,116	456,517	607,166	19,610	1,440,409

Total interest-bearing deposits	394,146	891,381	1,076,138	165,973	2,527,638
Short-term borrowings (2)	209,070	—	—	—	209,070
FHLB advances	357,275	30,392	254,314	665,962	1,307,943
Long-term debt	13,500	—	—	—	13,500

Total interest-bearing liabilities	$973,991	$921,773	$1,330,452	$831,935	$4,058,151

Interest rate sensitivity gap	$964,125	$(154,953)	$162,463	$(502,795)	$468,840
As a percentage of total interest-earning assets	21.30%	(3.42)%	3.59%	(11.11)%	10.36%
Cumulative interest rate sensitivity gap	$964,125	$809,172	$971,635	$468,840
As a percentage of total interest-earning assets	21.30%	17.87%	21.46%	10.36%
December 31, 2001
Interest-Earning Assets:
Federal funds sold and other money market investments	$1,464	$—	$—	$—	$1,464
Mortgage loans held for sale	748,463	—	—	—	748,463
Securities available for sale	114,257	3,577	9,013	237,801	364,648
Loans, net of unearned income	998,425	738,055	1,273,242	420,481	3,430,203

Total interest-earning assets	$1,862,609	$741,632	$1,282,255	$658,282	$4,544,778

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$—	$—	$123,071	$30,768	$153,839
Savings and money market accounts	32,074	377,763	313,614	96,223	819,674
Certificates of deposit:
Under $100,000	192,006	423,649	187,861	15,705	819,221
$100,000 or more	355,439	265,366	93,995	539	715,339

Total certificates of deposit	547,445	689,015	281,856	16,244	1,534,560

Total interest-bearing deposits	579,519	1,066,778	718,541	143,235	2,508,073
Short-term borrowings (2)	176,500	—	—	—	176,500
FHLB advances	360,000	125,000	118,503	697,215	1,300,718
Long-term debt	—	—	13,500	—	13,500

Total interest-bearing liabilities	$1,116,019	$1,191,778	$850,544	$840,450	$3,998,791

Interest rate sensitivity gap	$746,590	$(450,146)	$431,711	$(182,168)	$545,987
As a percentage of total interest-earning assets	16.43%	(9.91)%	9.50%	(4.01)%	12.01%
Cumulative interest rate sensitivity gap	$746,590	$296,444	$728,155	$545,987
As a percentage of total interest-earning assets	16.43%	6.52%	16.02%	12.01%

(1)	Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.

(2)	Includes federal funds purchased and other short-term borrowings.

Accounting and Financial Reporting Developments

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. As of December 31, 2002 the Company had no variable interest entities. The Company does not expect FIN 46 to have any impact on the financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.

     Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2006. The Company uses the Black-Scholes model to estimate option values.

     In 2003, the Company anticipates issuing restricted stock in lieu of stock option grants. As a result, the Company estimates the income statement impact associated with expensing stock options in 2003 will be immaterial. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases from the current estimate, or if the current accounting guidance changes.

     The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion No. 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Guarantees subject to the disclosure requirements of FIN 45 but not to the recognition provisions include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 22. The Company does not expect the requirements of FIN 45 to have a material impact on the financial position or results of operations.

     In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on results of operations, financial position, or liquidity because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS 72 or SFAS 147.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and becomes effective for the Company beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

     SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement’s provisions supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which addressed asset impairment, and certain provision of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company on January 1, 2002, and did not have a material impact on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003 and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

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

     Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001.

     At December 31, 2002, the Company’s goodwill balance was $1.2 million and intangible asset balance was $5.6 million. As a result, the adoption of these Statements did not have a material impact on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section entitled “Market Risk Management” included under Item 7 of this document and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
(Dollars in thousands)	2002	2001

Assets
Cash and due from banks	$75,540	$75,270
Interest-earning deposits with banks	85	1,464

Cash and cash equivalents	75,625	76,734
Mortgage loans held for sale	660,999	748,463
Securities available for sale	248,931	364,648
Loans, net of unearned income	3,656,543	3,458,381
Less allowance for loan losses	(36,077)	(29,157)

Net loans	3,620,466	3,429,224
Premises and equipment	27,790	30,858
Bank owned life insurance	87,192	—
Other assets	57,192	90,678

Total assets	$4,778,195	$4,740,605

Liabilities
Noninterest-bearing deposits	$260,634	$245,395
Interest bearing deposits:
NOW accounts	176,366	153,839
Savings and money market accounts	910,863	819,674
Certificates of deposit	1,440,409	1,534,560

Total interest-bearing deposits	2,527,638	2,508,073

Total deposits	2,788,272	2,753,468
Federal funds purchased and other short-term borrowings	209,070	176,500
FHLB advances	1,307,943	1,300,718
Accrued expenses and other liabilities	76,682	112,783
Long-term debt	13,500	13,500

Total liabilities	4,395,467	4,356,969
Trust preferred securities and preferred stock of subsidiary	50,000	78,719
Shareholders’ Equity
Preferred stock, $25 stated value; $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value; 75,000,000 shares authorized; 57,441,000 and 58,483,000 shares issued and outstanding in 2002 and 2001, respectively	287,207	265,831
Capital surplus	40,265	38,693
Retained earnings	4,373	3,542
Accumulated other comprehensive income (loss)	883	(3,149)

Total shareholders’ equity	332,728	304,917

Total liabilities and shareholders’ equity	$4,778,195	$4,740,605

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31
(In thousands, except per share data)	2002	2001	2000

Interest Income
Interest and fees on loans	$266,432	$316,292	$333,667
Interest on investment securities	18,272	17,084	14,661

Total interest income	284,704	333,376	348,328

Interest Expense
Interest on deposits:
NOW accounts	1,019	1,967	1,708
Savings and money market accounts	15,358	22,251	22,625
Certificates of deposits	58,795	90,386	98,829

Total interest expense on deposits	75,172	114,604	123,162
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	3,582	3,460	3,532
Interest on FHLB advances	57,305	70,252	83,552
Interest on long-term debt	965	1,451	3,434

Total interest expense	137,024	189,767	213,680

Net interest income	147,680	143,609	134,648
Provision for loan losses	16,000	8,700	6,500

Net interest income after provision for loan losses	131,680	134,909	128,148

Noninterest Income
Mortgage loan production revenue	34,132	46,808	55,720
Net mortgage servicing revenue (expense)	295	(127)	3,439
Service charges	9,206	7,720	7,819
Gains on sale of securities	5,859	1,425	109
Income from bank owned life insurance	2,192	—	-
Other noninterest income	4,343	3,558	3,751
Gain on sale of subsidiary	—	12,000	—

Total noninterest income	56,027	71,384	70,838

Noninterest Expense
Salaries and employee benefits	59,134	64,377	72,538
Occupancy expense of premises	9,926	11,427	13,467
Equipment expense	6,903	7,847	9,090
Other noninterest expenses	24,552	29,562	36,546
Restructuring costs to exit mortgage servicing business	—	19,000	—
Merger integration and restructuring credit	—	—	(4,000)

Total noninterest expense	100,515	132,213	127,641

Income before income taxes	87,192	74,080	71,345
Provision for income taxes	24,687	22,515	22,945

Income before dividends	62,505	51,565	48,400
Dividends on trust preferred securities and preferred stock of subsidiary	5,828	3,655	2,723

Net Income	$56,677	$47,910	$45,677

Basic earnings per share	$.97	$.80	$.76

Diluted earnings per share	$.96	$.79	$.76

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Number of
	Common	Common	Capital
(In thousands, except per share data)	Shares	Stock	Surplus

Balances at January 1, 2000	45,286	$226,429	$39,163
Comprehensive income:
Net income
Unrealized holding gains on securities, net of $1,299 income tax expense
Reclassification adjustment for gains included in net income, net of $38 income tax expense

Net unrealized gains on securities, net of tax

Comprehensive income
Cash dividends declared ($.26 per share)
Awards of common stock under Incentive Stock Plan	58	290	(125)
Amortization of restricted stock			968
10% common share dividend	4,507	22,535	7,823
Issuance of common shares:
Through exercise of stock options	331	1,654	(683)
Through exercise of stock warrants	21	104	46
Through employee stock awards	143	715	694
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			521
Repurchase of common shares	(922)	(4,608)	(3,446)

Balances at December 31, 2000	49,424	247,119	44,961
Comprehensive income:
Net income
Unrealized holding losses on securities, net of $1,084 income tax benefit
Reclassification adjustment for gains included in net income, net of $499 income tax expense

Net unrealized losses on securities, net of tax

Comprehensive income
Cash dividends declared ($.29 per share)
Awards of common stock under Incentive Stock Plan	66	330	386
Amortization of restricted stock			825
10% common share dividend	4,877	24,388	5,787
Issuance of common shares:
Through exercise of stock options	609	3,045	1,168
Through exercise of stock warrants	14	70	43
Through employee stock awards	25	125	138
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			1,555
Repurchase of common shares	(1,849)	(9,246)	(16,170)

Balances at December 31, 2001	53,166	265,831	38,693
Comprehensive income:
Net income
Unrealized holding gains on securities, net of $4,222 income tax expense
Reclassification adjustment for gains included in net income, net of $2,051 income tax expense

Net unrealized gains on securities, net of tax

Comprehensive income
Cash dividends declared ($.32 per share)
Awards of common stock under Incentive Stock Plan	137	685	(330)
Amortization of restricted stock			1,527
10% common share dividend	5,246	26,232	11,193
Redemption of preferred stock of subsidiary			(1,531)
Issuance of common shares:
Through exercise of stock options	351	1,755	838
Through exercise of stock warrants	2	10	9
Through employee stock awards	6	28	354
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			748
Repurchase of common shares	(1,467)	(7,334)	(11,236)

Balances at December 31, 2002	57,441	$287,207	$40,265

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other	Total
	Retained	Comprehensive	Shareholders’
(In thousands, except per share data)	Earnings	Income (Loss)	Equity

Balances at January 1, 2000	$3,401	$(2,552)	$266,441
Comprehensive income:
Net income	45,677		45,677
Unrealized holding gains on securities, net of $1,299 income tax expense		2,413	2,413
Reclassification adjustment for gains included in net income, net of $38 income tax expense		(71)	(71)

Net unrealized gains on securities, net of tax		2,342	2,342

Comprehensive income			48,019
Cash dividends declared ($.26 per share)	(15,726)		(15,726)
Awards of common stock under Incentive Stock Plan			165
Amortization of restricted stock			968
10% common share dividend	(30,358)		—
Issuance of common shares:
Through exercise of stock options			971
Through exercise of stock warrants			150
Through employee stock awards			1,409
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			521
Repurchase of common shares			(8,054)

Balances at December 31, 2000	2,994	(210)	294,864
Comprehensive income:
Net income	47,910		47,910
Unrealized holding losses on securities, net of $1,084 income tax benefit		(2,013)	(2,013)
Reclassification adjustment for gains included in net income, net of $499 income tax expense		(926)	(926)

Net unrealized losses on securities, net of tax		(2,939)	(2,939)

Comprehensive income			44,971
Cash dividends declared ($.29 per share)	(17,163)		(17,163)
Awards of common stock under Incentive Stock Plan			716
Amortization of restricted stock			825
10% common share dividend	(30,199)		(24)
Issuance of common shares:
Through exercise of stock options			4,213
Through exercise of stock warrants			113
Through employee stock awards			263
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			1,555
Repurchase of common shares			(25,416)

Balances at December 31, 2001	3,542	(3,149)	304,917
Comprehensive income:
Net income	56,677		56,677
Unrealized holding gains on securities, net of $4,222 income tax expense		7,840	7,840
Reclassification adjustment for gains included in net income, net of $2,051 income tax expense		(3,808)	(3,808)

Net unrealized gains on securities, net of tax		4,032	4,032

Comprehensive income			60,709
Cash dividends declared ($.32 per share)	(18,401)		(18,401)
Awards of common stock under Incentive Stock Plan			355
Amortization of restricted stock			1,527
10% common share dividend	(37,445)		(20)
Redemption of preferred stock of subsidiary			(1,531)
Issuance of common shares:
Through exercise of stock options			2,593
Through exercise of stock warrants			19
Through employee stock awards			382
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			748
Repurchase of common shares			(18,570)

Balances at December 31, 2002	$4,373	$883	$332,728

     See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31
(In thousands)	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$56,677	$47,910	$45,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,211	8,554	10,406
Amortization and impairment of mortgage servicing rights	1,194	20,433	13,974
Net gains on sale of mortgage servicing rights	—	(21,521)	(28,445)
Net gains on sale of securities available for sale	(5,859)	(1,425)	(109)
Net gains on sale of loans	(6,444)	(3,697)	(1,112)
Net gain on sale of subsidiary	—	(12,000)	—
Proceeds from sale of mortgage loans held for sale	2,736,693	4,074,133	3,509,017
Origination of mortgage loans held for sale	(2,649,229)	(4,652,237)	(3,435,165)
Net decrease in other assets	23,432	7,668	3,858
Net (decrease) increase in other liabilities	(36,101)	33,267	9,339
Other, net	3,736	(2,796)	(6,139)

Total adjustments	76,633	(549,621)	75,624

Net cash provided by (used in) operating activities	133,310	(501,711)	121,301
Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	323,444	176,764	41,373
Proceeds from maturities/payments of securities available for sale	86,412	12,197	24,651
Purchases of securities available for sale	(283,209)	(344,303)	(67,838)
Purchase of bank owned life insurance	(85,000)	—	—
Proceeds from sale of consumer loans	—	39,485	56,400
Proceeds from sale of commercial and residential real estate loans	262,670	182,018	115,541
Net (increase) decrease in loans made to customers	(449,614)	95,395	(566,961)
Proceeds from sale of subsidiary and payments received on related borrowings	—	193,248	—
Proceeds from sale of mortgage servicing rights	—	96,994	63,887
Additions to mortgage servicing rights	(1,506)	(49,768)	(40,647)

Net cash (used in) provided by investing activities	(146,803)	402,030	(373,594)
Cash Flows From Financing Activities:
Net increase in total deposits	34,804	24,942	115,476
Net increase (decrease) in short-term borrowings	32,570	174,771	(55,514)
Net decrease in short-term FHLB advances	(180,000)	(70,000)	(202,000)
Proceeds from long-term FHLB advances	192,952	160,000	635,302
Payments on long-term FHLB advances	(5,727)	(172,795)	(222,000)
Payments on long-term debt	—	(34,000)	—
Redemption of preferred stock of subsidiary	(30,250)	—	—
Net proceeds from issuance of trust preferred securities	—	47,963	—
Net proceeds from issuance of common shares	4,687	5,411	3,096
Repurchase of common shares	(18,570)	(25,416)	(8,054)
Dividends paid on common shares	(18,082)	(16,838)	(15,397)

Net cash provided by financing activities	12,384	94,038	250,909

Net decrease in cash and cash equivalents	(1,109)	(5,643)	(1,384)
Cash and cash equivalents at beginning of year	76,734	82,377	83,761

Cash and cash equivalents at end of year	$75,625	$76,734	$82,377

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$137,751	$198,245	$210,304
Income taxes	23,615	27,832	22,273
Supplemental Schedule of Non-Cash Investing Activities:
Portfolio loan charge-offs	$10,385	$8,967	$6,530

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Republic Bancorp Inc. and Subsidiaries (the “Company”) is a bank holding company headquartered in Ann Arbor, Michigan. The Company has three primary lines of business: commercial banking, retail banking and mortgage banking. The Company’s bank subsidiary, Republic Bank, offers financial products to consumers and businesses through its 96 retail, commercial and mortgage banking branches located in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

Principles of Consolidation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Republic Bancorp Inc., its wholly-owned bank subsidiary, Republic Bank (including its wholly-owned subsidiaries, Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust I. The consolidated financial statements also include the operations of Republic Bank’s 80% majority owned mortgage company subsidiary, Market Street Mortgage Corporation, through June 29, 2001, when the subsidiary was sold. Therefore, the consolidated balance sheets as of December 31, 2002 and 2001 do not include Market Street Mortgage Corporation. The consolidated financial statements also include the accounts of Republic Bank’s wholly-owned subsidiary, D&N Capital Corporation. On July 22, 2002, the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash. Therefore, the consolidated balance sheet as of December 31, 2002 does not include D&N Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Mortgage servicing rights totaling $2.5 million in 2001 have been reclassified to other assets to conform to the current year presentation.

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

Securities Available for Sale

     The Company’s investment securities classified as available for sale are stated at fair market value with unrealized gains and losses, net of income taxes, reported as a component of shareholders’ equity. Gains and losses on sales of securities are computed based on specific identification of the adjusted cost of each security and included in gains on sale of securities.

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

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost basis of mortgage loans held for sale is adjusted by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market, loan origination and commitment fees and certain direct loan origination costs. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

     Loans are stated at the principal amount outstanding, net of unearned income. Interest income earned on all loans is accrued daily. Loans for which the accrual of interest has been discontinued are designated as non-accrual loans. Commercial loans, residential real estate mortgage loans and installment loans are placed on non-accrual status at the time the loan is 90 or more days past due, unless the loan is well-secured and in the process of collection. In all cases, loans may be placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

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

     It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

     Each element of the risk allocated allowance for December 31, 2002, 2001 and 2000 was determined by applying the following risk percentages to each grade of loan: Pass — .10% to 1.25%, depending on category of loans classified as Superior, High and Satisfactory; Special mention — 2.5% to 5%; Substandard — 5% to 20%; Doubtful — 50%; and Loss — 100%. The risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Company’s loan portfolio. Such risk percentages are applied to individual loans based on loan type.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grade for its loan portfolio on a monthly basis and computes the allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the risk allocated or specific allocated allowance.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms. Long-lived assets held for use, held for disposal and goodwill are measured for impairment and are accounted for under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the financial position or results of operations of the Company.

Goodwill and Core Deposit Intangibles

     The excess of cost over the fair value of net assets acquired is included in other assets and prior to January 1, 2002 was amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 to 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized, but reviewed annually for impairment. Core deposit intangibles continue to be amortized. See Note 7 for a summary the Company’s core deposit intangibles and goodwill.

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

     Effective January 1, 2003, the Company will adopt the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2006. The Company uses the Black-Scholes model to estimate option values.

     In 2003, the Company anticipates issuing restricted stock in lieu of stock option grants. As a result, the Company estimates the income statement impact associated with expensing stock options in 2003 will be immaterial. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases from the current estimate, or if the current accounting guidance changes.

     The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion No. 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock totaled $368,000 at December 31, 2002 and is a reduction to capital surplus.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits with banks, federal funds sold and other short-term investments with maturities less than 90 days.

Note 2. Divestitures

     On June 29, 2001, the Company sold its 80% majority-owned subsidiary, Market Street Mortgage Corporation to NetBank, Inc. The Company received $4.9 million in cash and NetBank stock valued at $17.6 million. During the fourth quarter of 2001, the Company sold its entire investment in NetBank, Inc. stock for total proceeds of $17.2 million. In total, the Company received $22.1 million in consideration for the sale of Market Street. Net of the Company’s investment in the subsidiary and transaction costs, the Company’s pre-tax gain on the sale of Market Street was $12 million.

Notes to Consolidated Financial Statements

Note 3. Securities Available for Sale

     Information regarding the Company’s securities available for sale portfolio follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2002:
U.S. Treasury and Government agency securities	$43,615	$91	$22	$43,684
Collateralized mortgage obligations	46,482	185	507	46,160
Mortgage-backed securities	6,131	150	39	6,242
Municipal and other securities	72,870	1,552	52	74,370

Total debt securities	169,098	1,978	620	170,456
Investment in FHLB	78,475	—	—	78,475

Total securities available for sale	$247,573	$1,978	$620	$248,931

December 31, 2001:
U.S. Treasury and Government agency securities	$8,576	$8	$188	$8,396
Collateralized mortgage obligations	49,515	121	307	49,329
Mortgage-backed securities	1,913	39	—	1,952
Municipal and other securities	230,393	207	4,724	225,876

Total debt securities	290,397	375	5,219	285,553
Investment in FHLB	79,095	—	—	79,095

Total securities available for sale	$369,492	$375	$5,219	$364,648

     The amortized cost and estimated market value of securities available for sale at December 31, 2002, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Based upon prepayment assumptions, the weighted average estimated lives of fixed rate mortgage-backed securities and fixed rate collateralized mortgage obligations are approximately ..6 years. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

December 31, 2002	Due Within		One to		Five to
(In thousands)	One Year		Five Years		Ten Years

		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury and
Government agency securities	$—	$—	$—	$—	$43,615	$43,684
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	172	171	—	—
Municipal and other securities	5	5	20	21	1,171	1,237
Investment in FHLB	78,475	78,475	—	—	—	—

Total securities available for sale	$78,480	$78,480	$192	$192	$44,786	$44,921

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31, 2002	After
(In thousands)	Ten Years		Total

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and
Government agency securities	$—	$—	$43,615	$43,684
Collateralized mortgage obligations	46,482	46,160	46,482	46,160
Mortgage-backed securities-	5,959	6,071	6,131	6,242
Municipal and other securities	71,674	73,107	72,870	74,370
Investment in FHLB	—	—	78,475	78,475

Total securities available for sale	$124,115	$125,338	$247,573	$248,931

Notes to Consolidated Financial Statements

Note 3. Securities Available for Sale (Continued)

     Sales of investment securities resulted in the following realized gains and losses:

Year Ended December 31
(In thousands)	2002	2001	2000

Proceeds from sales	$323,444	$176,764	$41,373
Realized gains (losses):
Securities gains	$6,156	$1,809	$119
Securities losses	(297)	(384)	(10)

Net gain on sales of securities	$5,859	$1,425	$109

     Securities with a carrying value of $76.9 million and $8.4 million at December 31, 2002 and 2001, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Note 4. Loans

     Information regarding the Company’s loan portfolio follows:

December 31
(In thousands)	2002	2001

Commercial:
Commercial and industrial	$48,509	$68,428
Real estate construction	250,546	250,040
Commercial real estate mortgages	1,170,212	1,044,594

Total commercial loans	1,469,267	1,363,062
Residential real estate mortgages	1,593,929	1,511,831
Installment loans	593,347	583,488

Total loans, net of unearned income	$3,656,543	$3,458,381

     A geographic concentration exists within the Company’s loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2002, approximately 75% of outstanding portfolio loans were concentrated in Michigan and 16% in Ohio. At December 31, 2002, commercial real estate loans in the office-general/professional building industry represented 11.5% of the Company’s total loan portfolio. There were no aggregate loan concentrations of 10% or more of total portfolio loans to any other particular industry.

Note 5. Allowance for Loan Losses and Impaired Loans

     An analysis of changes in the allowance for loan losses follows:

Year Ended December 31
(In thousands)	2002	2001	2000

Balance at beginning of year	$29,157	$28,450	$27,128
Loans charged off	(10,385)	(8,967)	(6,530)
Recoveries on loans previously charged off	1,305	974	1,352

Net loans charged off	(9,080)	(7,993)	(5,178)
Provision for loan losses	16,000	8,700	6,500

Balance at end of year	$36,077	$29,157	$28,450

Amount of balance at end of year:
Related to impaired loans	$—	$—	$—
Related to all other loans	$36,077	$29,157	$28,450

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans (Continued)

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

     The following impaired loans were included in non-performing loans, which totaled $39.6 million and $28.2 million at December 31, 2002 and 2001, respectively:

December 31
(In thousands)	2002	2001	2000

Average recorded investment in impaired loans for the year	$13,909	$6,677	$6,487
Gross recorded investment in impaired loans (year-end)	$21,476	$6,413	$5,499
Impaired loans requiring a specific allocated allowance	—	—	—
Specific impairment allowance	—	—	—
Interest income recognized on impaired loans	$1,087	$946	$600

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

Note 6. Premises and Equipment

     Premises and equipment consisted of the following:

December 31
(In thousands)	2002	2001

Land	$3,384	$3,539
Furniture, fixtures and equipment	48,129	47,499
Buildings and improvements	27,657	24,186

	79,170	75,224
Less accumulated amortization and depreciation	(51,380)	(44,366)

Premises and equipment	$27,790	$30,858

     The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2002, 2001 and 2000 totaled $5.7 million, $5.7 million and $8.6 million, respectively.

     As of December 31, 2002, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

Year Ending	Operating
(In thousands)	Lease Payments

2003	$4,016
2004	3,421
2005	2,946
2006	2,351
2007	1,561
2008 and thereafter	1,947

Total minimum lease payments required	$16,242

Notes to Consolidated Financial Statements

Note 7. Intangible Assets

     Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill. The goodwill balance at December 31, 2002 and 2001 was $1.2 million. Goodwill amortization during the year ended December 31, 2001 and 2000 was not material.

     The following table summarized the Company’s core deposit intangible asset which is subject to amortization:

(In thousands)	2002	2001

Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	4,907	3,917

Net book value	$5,568	$6,558

     Amortization expense on the core deposit intangible asset totaled $990,000 for each of the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, the future core deposit intangible amortization expense is as follows:

Year Ending	Amortization
(In thousands)	Expense

2003	$990
2004	990
2005	936
2006	823
2007	823
2008 and thereafter	1,006

Total amortization required	$5,568

Note 8. Bank Owned Life Insurance

     On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. Increases in cash surrender value resulting from investment returns are recorded in noninterest income.

Note 9. Short-Term Borrowings

     Short-term borrowings were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(Dollars in thousands)	Balance	At Year-End	Balance	During Year	Balance

December 31, 2002
Federal funds purchased	$208,500	1.31%	$201,621	1.77%	$241,500
Other short-term borrowings	570	1.00	508	1.38	824

Total short-term borrowings	$209,070	1.31%	$202,129	1.75%	$242,324

December 31, 2001
Federal funds purchased	$176,000	1.80%	$90,290	3.47%	$176,000
Other short-term borrowings	500	1.50	6,140	5.28	11,012

Total short-term borrowings	$176,500	1.80%	$96,430	3.54%	$187,012

     Federal funds purchased mature one day following the transaction date. At December 31, 2002, Republic Bank had $99.0 million of unused lines of credit available with third parties for federal funds purchased. Other short-term borrowings at December 31, 2002 and 2001 were comprised of treasury, tax and loan demand notes.

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (Continued)

     In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2002 or 2001. The agreement expires on December 27, 2003.

Note 10. FHLB Advances

     FHLB advances outstanding as of December 31, 2002 and 2001 are presented below. Classifications are based on original maturities.

December 31
(Dollars in thousands)	2002		2001

		Average		Average
	Ending	Rate at	Ending	Rate at
	Balance	Year-End	Balance	Year-End

Short-term FHLB advances	$305,000	1.33%	$485,000	2.69%
Long-term FHLB advances	1,002,943	5.30	815,718	5.59

Total FHLB advances	$1,307,943	4.37%	$1,300,718	4.51%

     Republic Bank routinely borrows short-term and long-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and fixed rate investment securities. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $237.6 million available in unused borrowings with the FHLB at December 31, 2002.

     The principal maturities of long-term FHLB advances outstanding at December 31, 2002 are as follows:

(In thousands)	Amount

2003	$70,000
2004	37,500
2005	58,503
2006	63,991
2007	90,500
2008 and thereafter	682,449

Total	$1,002,943

Note 11. Long-Term Debt

     At December 31, 2002 and 2001, obligations with original maturities of more than one year and the principal maturities of long-term debt outstanding consisted of $13.5 million of 6.95% Senior Debentures. In January 1996, the Company completed a private offering of $22.5 million of Senior Debentures, of which $9.0 million matured on January 15, 2001 and $13.5 million which matured on January 15, 2003. Interest is payable at the stated rate semi-annually on April 1 and October 1 of each year.

Note 12. Trust Preferred Securities and Preferred Stock of Subsidiary

     D&N Capital Corporation, a subsidiary of Republic Bank, was a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and was a Real Estate Investment Trust. Republic Bank owned all shares of common stock of D&N Capital Corporation. On July 17, 1997, D&N Capital Corporation sold 1.21 million shares of its 9.0% Noncumulative Preferred Stock, Series A with a liquidation preference of $25.00 per share. On June 4, 2002, the Board of Directors of D&N Capital Corporation approved the redemption of its 9.0% Noncumulative Preferred Stock, Series A. The Company redeemed all 1.21 million issued and outstanding shares at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash on July 22, 2002. During 2002 and 2001, D&N Capital Corporation declared and paid preferred dividends totaling $1.53 million and $2.72 million, respectively.

Notes to Consolidated Financial Statements

Note 12. Trust Preferred Securities and Preferred Stock of Subsidiary (Continued)

     In October 2001, Republic Capital Trust I, a Delaware business trust and newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time after December 30, 2006, subject to regulatory approval. The preferred securities are treated as Tier 1 Capital by the Company and trade on The Nasdaq Stock Market® under the symbol RBNCP. The Company used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock. During 2002 and 2001, Republic Capital Trust I declared and paid preferred dividends totaling $4.3 million and $932,000, respectively.

Note 13. Shareholders’ Equity

     On October 17, 2002, the Board of Directors declared a 10% stock dividend distributed on December 2, 2002 to shareholders of record on November 8, 2002. On October 18, 2001, the Board of Directors declared a 10% stock dividend distributed on December 3, 2001 to shareholders of record on November 9, 2001. On October 19, 2000, the Board of Directors declared a 10% stock dividend distributed on December 1, 2000 to shareholders of record on November 10, 2000. Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

     The Company repurchased 1,467,000, 1,849,000, and 922,000 shares of common stock in 2002, 2001 and 2000, respectively. On February 20, 2001, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company’s outstanding common shares. On October 18, 2001, the Board of Directors amended the 2001 Stock Repurchase Program to allow for the repurchase of up to 3,300,000 shares. This program was further amended on October 17, 2002 by the Board of Directors to allow for the repurchase of 4,300,000 shares. The program commenced at the conclusion of the 1999 Stock Repurchase Program that the Board of Directors approved on November 18, 1999 authorizing the repurchase of up to 1,100,000 shares of the Company’s outstanding common shares. As of December 31, 2002, there were 1,168,000 shares available for repurchase under the Program.

Note 14. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(Dollars in thousands, except per share data)	2002(1)	2001(1)	2000(1)

Numerator for basic and diluted earnings per share:
Net income	$56,677	$47,910	$45,677

Denominator:
Denominator for basic earnings per share- weighted-average shares	58,168,145	59,647,452	60,000,671
Effect of dilutive securities:
Employee stock options	792,206	816,586	353,347
Warrants	64,459	57,977	24,757

Dilutive potential common shares	856,665	874,563	378,104
Denominator for diluted earnings per share- adjusted weighted-average shares for assumed conversions	59,024,810	60,522,015	60,378,775

Basic earnings per share	$.97	$.80	$.76

Diluted earnings per share	$.96	$.79	$.76

(1)	Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation

     The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company’s accounting policies relating to stock-based compensation.

Stock Options

     The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was adopted effective February 19, 1998, and amended April 26, 2000, authorizes the issuance of up to 3,161,125 options to purchase common shares at exercise prices equal to the market value of the Company’s common stock on the date of grant. Of the 3,161,125 options to purchase common shares under the 1998 Stock Option Plan, up to 1,464,100 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2002 and 2001, options available for future grant under the 1998 Stock Option Plan totaled 728,874 and 1,004,569, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 331,400 and 310,436 at December 31, 2002 and 2001, respectively.

     D&N Financial Corporation previously had stock option plans authorizing the issuance of up to 2,430,428 options to purchase common shares. The term on any option does not exceed ten years from the date of grant. At the merger consummation date of May 17, 1999, 1,475,732 issued options, adjusted for the exchange, remained outstanding under the plans. At December 31, 2002 and 2001, there were no options available for future grant as the D&N Financial Corporation plans were discontinued upon consummation of the merger with the Company.

     The following table presents stock option activity for the years indicated:

Year Ended December 31	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	3,976,363	$8.24	4,355,148	$7.55	4,323,171	$7.18
Granted	435,205	10.85	567,676	10.46	822,978	7.81
Exercised	(383,199)	6.77	(717,473)	5.82	(436,315)	3.37
Canceled	(195,399)	8.97	(228,988)	8.39	(354,686)	8.84

Outstanding at end of year	3,832,970	$8.63	3,976,363	$8.24	4,355,148	$7.55

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2002 is provided in the following table:

			Options Outstanding and Exercisable

				Weighted
				Average	Weighted
				Remaining	Average
				Contractual	Exercise
Range of Exercise Prices			Shares	Life (Years)	Price

$2.58	—	$6.14	503,587	3.4	$4.93
$6.40	—	$7.70	391,762	6.8	7.27
$7.98	—	$8.36	482,478	6.7	8.23
$8.37	—	$8.37	526,342	6.1	8.37
$8.41	—	$9.09	383,743	6.2	8.49
$9.14	—	$10.38	437,390	5.2	9.97
$10.38	—	$10.43	498,043	8.1	10.42
$10.45	—	$10.66	183,686	5.4	10.52
$10.84	—	$10.84	391,875	9.1	10.84
$10.93	—	$12.62	34,064	7.3	11.42

$2.58	—	$12.62	3,832,970	6.3	$8.63

Voluntary Management Stock Accumulation Program

     Under the Voluntary Management Stock Accumulation Program, which was adopted by the Company on February 19, 1998, the Company offers to officers and key employees the right to acquire shares of the Company’s common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 183,013 common shares per year for sale as program shares, subject to an overall maximum of 732,050 shares while the Program is in effect. Consequently, an annual maximum of 366,026 common shares is authorized for tandem stock options (subject to an overall maximum of 1,464,100 stock option shares). The participant’s purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2002, common shares and tandem stock options available for future grant totaled 224,782 and 449,564, respectively. At December 31, 2001, common shares and tandem stock options available for future grant totaled 204,347 and 408,694, respectively.

Stock Warrants

     The Company has a Director Compensation Plan that provides for its ability to issue 1,500 warrants annually to each of the Company’s outside directors. Stock warrants are granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, are immediately exercisable, and have maximum contractual lives of ten years. In 2002, 26,400 warrants were issued, compared to 30,855 warrants in 2001 and 35,937 warrants in 2000. At December 31, 2002, 279,353 warrants were outstanding with exercise prices ranging from $3.73 to $13.27.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (Continued)

Incentive Stock Plan

     The Company’s Incentive Stock Plan authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2002, the maximum number of authorized shares allowed for grant totaled 2,872,050. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2002 and 2001, 225,923 and 264,388 common shares, respectively, have been awarded and are still subject to restrictions under the incentive stock plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $1,527,000 in 2002, $825,000 in 2001 and $968,000 in 2000. The unamortized portion of restricted stock is included as a component of shareholders’ equity in the consolidated balance sheets. In 2002, 151,081 restricted shares were issued, compared to 77,202 in 2001 and 77,113 in 2000. The weighted average grant-date fair value of restricted shares issued in 2002 was $11.21 per share.

Stock-Based Compensation Plan Summary Information

     The following table presents all stock-based compensation plans that were previously approved by security holders at December 31, 2002:

	(a)	(b)	(c)
	Number of		Number of securities
	Securities to be		remaining available
	Issued Upon		for future issuance under
	Exercise of	Weighted-Average	equity compensation
	Outstanding	Exercise Price of	plans (excluding
	Options and	Options and	securities reflected
Compensation Plan	Warrants	Warrants	in column a)

1998 Stock Option Plan	2,261,381	$9.36	728,874
1997 Stock Option Plan	760,967	8.92	331,400
D&N Financial Corporation Stock Option Plans	799,437	6.35	—
Non-Qualified Stock Option Plan	11,185	4.36	—
Director Compensation Plan (warrants)	279,353	7.93	—

Total Shares	4,112,323	$8.58	1,060,274

     At December 31, 2002 there were no stock-based compensation plans that were not previously approved by shareholders.

Pro Forma Disclosures

     For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model for the year ending December 31, 2002: an expected volatility factor of 46.4%; an expected dividend yield of 2.85%; a risk-free interest rate of 4.15%; and an expected life of the option of 4.8 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 2002, 2001 and 2000 was $3.85, $3.99 and $3.34, respectively.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (Continued)

     Had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been as summarized below:

Year Ended December 31
(In thousands, except per share data)	2002	2001	2000

Net income (as reported)	$56,677	$47,910	$45,677
Net income (pro forma)	55,554	46,818	44,390
Basic earnings per share (as reported)	$.97	$.80	$.76
Basic earnings per share (pro forma)	.96	.78	.74
Diluted earnings per share (as reported)	$.96	$.79	$.76
Diluted earnings per share (pro forma)	.94	.77	.74

Note 16. Employee Benefit Plans

     The Company maintains a 401(k) plan for its employees. The employer contributions to this defined contribution plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 2002, 2001 and 2000 totaled $1.4 million, $2.0 million, and $2.2 million, respectively.

Note 17. Other Noninterest Expense

     The two largest components of other noninterest expense were as follows:

Year Ended December 31
(In thousands)	2002	2001	2000

State taxes	$3,127	$2,583	$3,135
Voice and data communications	2,840	3,988	5,215

Note 18. Income Taxes

     The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2002, 2001, and 2000 are as follows.

(In thousands)	2002	2001	2000

Current income tax expense	$26,640	$25,912	$20,409
Deferred income tax (benefit) expense	(1,953)	(3,397)	2,536

Total income tax expense	$24,687	$22,515	$22,945

Notes to Consolidated Financial Statements

Note 18. Income Taxes (Continued)

     A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

(In thousands)	2002		2001

	Deferred		Deferred
	Asset	Liability	Asset	Liability

Allowance for loan losses	$12,241	$—	$9,819	$—
Originated mortgage servicing rights	—	869	—	700
Deferred loan origination fees and costs, net	—	10,022	—	9,527
Deferred compensation contributions and gains	3,033	—	2,420	—
Restricted stock amortization	666	—	847	—
Depreciation/amortization	—	914	—	480
Stock dividends on FHLB stock	—	1,175	—	1,162
Purchase accounting adjustment amortization	—	—	24	—
Unrealized (gain) loss on securities available for sale	—	475	1,695	—
Loan mark-to-market adjustment	1,504	—	1,703	—
Other temporary differences	440	291	53	337

Total deferred taxes	$17,884	$13,746	$16,561	$12,206

     Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

Year ended December 31
(Dollars in thousands)	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$30,517	35.0%	$25,928	35.0%	$24,971	35.0%
Amortization of goodwill	—	—	87	.1	87	.1
Net tax exempt interest income	(2,707)	(3.1)	(2,152)	(2.9)	(123)	(.2)
Bank owned life insurance income	(767)	( .9)	—	—	—	—
Dividends on trust preferred securities and preferred stock of subsidiary	(2,040)	(2.3)	(1,279)	(1.7)	(953)	(1.3)
Other, net	(316)	( .4)	(69)	(.1)	(1,037)	(1.4)

Provision for income taxes	$24,687	28.3%	$22,515	30.4%	$22,945	32.2%

Note 19. Contingencies

     The Company and its subsidiaries are subject to certain legal actions and proceedings in the normal course of business. Management believes that the aggregate liability, if any, resulting from such actions would not have a material adverse affect on the Company’s financial condition.

     D&N Bank, a federally insured institution acquired by the Company in May 1999 and merged into Republic Bank in December 2000, is a plaintiff, along with approximately 120 other institutions, in a currently pending claim and an appeal in the United States Court of Appeals for the Federal Circuit seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act’s mandatory phase-out of the regulatory capital treatment of supervisory goodwill. The ultimate outcome of this matter as it relates to the Company cannot be determined at this time.

Notes to Consolidated Financial Statements

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

     A summary of related loan activity for the years ended December 31, 2002, 2001 and 2000 follows:

(In thousands)	2002	2001	2000

Balance at beginning of the year	$15,534	$14,456	$8,157
New loans and advances	1,016	2,435	8,641
Repayments	(6,407)	(1,357)	(2,342)

Balance at end of year	$10,143	$15,534	$14,456

Note 21. Segment Information

     The Company’s operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and consumer loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in 56 offices of Republic Bank. As discussed in Note 1, Market Street Mortgage was sold in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company substantially exited the mortgage servicing business and separately sold its mortgage servicing portfolio. Prior to 2001, over 90% of the Company’s mortgage loan servicing was performed by Market Street Mortgage. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources and operation costs.

     The Company evaluates performance and allocates resources based on profit or loss from operations. Business segment performance is determined based on the Company’s management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods. Each business segment is credited for the interest income earned on its assets. The assets of commercial banking are commercial loans. Retail banking’s assets include direct consumer loans and deposits in excess of its loan balances. The mortgage banking segment’s assets are mortgage loans held for sale and residential construction loans. The commercial and mortgage segments’ internal funding costs are based on the overall cost of funds of Republic Bank. The retail segment is charged for the interest expense on deposits and receives an internal funding credit for excess deposits at Republic Bank’s overall yield on earning assets. Excluding the internal funding and transfer pricing on mortgage portfolio loans, the Company does not have intracompany revenues or expenses. Noninterest income and expenses directly attributable to a business segment’s operations are assigned to that business segment. The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in Treasury and Other. Equity is allocated to each segment based on a percentage of its assets.

     Revenues from no individual customer exceeded 10 percent of consolidated total revenues. The Company’s segments are not necessarily comparable with similar information for any other financial institution.

Notes to Consolidated Financial Statements

Note 21. Segment Information (Continued)

     In 2002, the internal funding credit computation included the allocated capital balance of the retail segment. In addition, cash balances in the retail branches reduced excess deposits. These internal funding credit adjustments were directly offset by adjustments to the internal funding cost to treasury and other. All prior period amounts have been restated to conform to the current year presentation.

The following table presents the financial results of each business segment for the last three years.

				Treasury
(Dollars in thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Year Ended December 31, 2002
Net interest income from external customers	$97,458	$(46,636)	$36,669	$60,189	$147,680
Internal funding	(42,462)	160,301	(17,801)	(100,038)	—

Net interest income	54,996	113,665	18,868	(39,849)	147,680
Provision for loan losses	5,780	1,393	—	8,827	16,000
Noninterest income	2,129	9,528	36,488	7,882	56,027
Noninterest expense	8,881	31,937	28,644	31,053	100,515

Operating income before taxes	42,464	89,863	26,712	(71,847)	87,192
Preferred stock dividend	—	—	—	5,828	5,828
Income taxes	15,212	32,192	9,349	(32,066)	24,687

Net operating income	$27,252	$57,671	$17,363	$(45,609)	$56,677

Depreciation and amortization	$142	$3,151	$2,454	$4,658	$10,405
Capital expenditures	$75	$803	$629	$1,828	$3,335
Net identifiable assets (in millions)	$1,450	$2,865	$824	$(361)	$4,778
Return on equity(2)	19.30%	22.23%	59.36%	n/m	17.52%
Return on assets	1.93%	2.02%	2.97%	n/m	1.24%
Efficiency ratio	15.55%	25.92%	51.75%	n/m	50.80%
For the Year Ended December 31, 2001(1)
Net interest income from external customers	$102,428	$(80,907)	$49,710	$72,378	$143,609
Internal funding	(50,581)	186,143	(29,149)	(106,413)	—

Net interest income	51,847	105,236	20,561	(34,035)	143,609
Provision for loan losses	4,641	634	—	3,425	8,700
Noninterest income	1,537	7,764	48,714	1,369	59,384
Noninterest expense	9,571	32,006	47,192	24,444	113,213

Operating income before taxes	39,172	80,360	22,083	(60,535)	81,080
Preferred stock dividend	—	—	—	3,655	3,655
Income taxes	13,710	28,127	7,729	(24,601)	24,965

Net income	$25,462	$52,233	$14,354	$(39,589)	$52,460

Depreciation and amortization	$150	$3,293	$6,727	$2,752	$12,922
Capital expenditures	$168	$1,319	$328	$1,686	$3,501
Net identifiable assets (in millions)	$1,335	$2,911	$914	$(419)	$4,741
Return on equity(2)	20.47%	20.01%	40.77%	n/m	17.25%
Return on assets	2.05%	1.82%	2.04%	n/m	1.14%
Efficiency ratio	17.93%	28.32%	68.12%	n/m	56.17%

Notes to Consolidated Financial Statements

Note 21. Segment Information (Continued)

				Treasury
(Dollars in thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Year Ended December 31, 2000
Net interest income from external customers	$92,578	$(87,410)	$45,333	$84,147	$134,648
Internal funding	(50,921)	197,410	(35,697)	(110,792)	—

Net interest income	41,657	110,000	9,636	(26,645)	134,648
Provision for loan losses	3,260	1,153	—	2,087	6,500
Noninterest income	986	7,598	59,159	3,095	70,838
Noninterest expense	8,384	31,772	63,392	24,093	127,641

Operating income before taxes	30,999	84,673	5,403	(49,730)	71,345
Preferred stock dividend	—	—	—	2,723	2,723
Income taxes	10,850	29,636	1,891	(19,432)	22,945

Net operating income	$20,149	$55,037	$3,512	$(33,021)	$45,677

Depreciation and amortization	$184	$3,281	$17,939	$2,976	$24,380
Capital expenditures	$201	$1,401	$3,613	$3,919	$9,134
Net identifiable assets (in millions)	$1,112	$2,794	$494	$211	$4,611
Return on equity(2)	20.21%	19.70%	13.14%	n/m	16.28%
Return on assets	2.02%	1.97%	.66%	n/m	1.02%
Efficiency ratio	19.66%	27.02%	92.15%	n/m	64.10%

(1)	Amounts for 2001 exclude $12.0 million of pretax gain on sale of subsidiary and $19.0 million pretax restructuring costs to exit the mortgage servicing business.

(2)	The Company allocated capital as a percentage of assets of 10%, 10% and 5% for the commercial, retail and mortgage segments, respectively.
n/m — Not meaningful

Note 22. Off-Balance Sheet Transactions

     In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit and forward commitments to sell mortgage loans that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company’s involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, they do not represent unusual risks for the Company and management does not anticipate any significant losses to arise from these transactions.

     Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to fund loan applications with agreed-upon rates subject the Company to market risk due to fluctuations in interest rates. Standby letters of credit guarantee the performance of a customer to a third party. The Company issues these guarantees primarily to support public and private borrowing arrangements, real estate construction projects, bond financing and similar transactions.

     The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2002 and 2001, no liability is recorded for the commitments to extend credit or the standby letters of credit.

     At December 31, 2002, the Company had outstanding $181.0 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”).

Notes to Consolidated Financial Statements

Note 22. Off-Balance Sheet Transactions (Continued)

     At December 31, 2002, the Company had outstanding mandatory forward commitments to sell $789.0 million of residential mortgage loans, which includes put options on 10-year treasury futures with a notional amount of $7.5 million. These mandatory forward commitments covered $626.2 million of mortgage loans held for sale and $162.8 million of IRLCs. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2003 without producing any material gains or losses. At December 31, 2002, the mortgage loans held for sale balance included $26.3 million of loan products for which the Company did not enter into mandatory forward commitments. The Company’s exposure to market risk was not significantly increased, however, since these loans were committed for sale to third parties prior to year-end.

     At December 31, 2001, outstanding forward commitments to sell mortgage loans totaled $931.6 million, of which $725.8 million covered the mortgage loans held for sale balance and $205.8 million covered interest rate lock commitments. The Company had $257.9 million of interest rate lock commitments outstanding at December 31, 2001.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and in June 2000 by Statement No. 138, Accounting For Certain Derivative Instruments and Certain Hedging Activities and is required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company implemented Statement No. 133 effective January 1, 2001. The transition adjustments resulting from adopting Statement No. 133 were immaterial. For the years ended December 31, 2002 and 2001, the Company’s hedging policies using mandatory forward commitments and put options on 10-year treasury futures, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of Statement No. 133 on net income was immaterial.

     The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at December 31, 2002 and 2001:

December 31
(In thousands)	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$241,462	$299,480
Commitments to fund commercial real estate loans	241,485	236,280
Other unused commitments to extend credit, primarily revolving consumer loans	374,692	431,652
Standby letters of credit	32,855	36,799
Financial instruments subject to interest rate risk:
Residential real estate loan applications with agreed-upon rates	$181,042	$257,946
Forward commitments to sell residential real estate mortgage loans	789,037	931,600

Notes to Consolidated Financial Statements

Note 23. Estimated Fair Value of Financial Instruments

     Fair value estimates of financial instruments are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument. Since no ready market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Federal Funds Purchased:

     Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 2002 and 2001.

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

Note 23. Estimated Fair Value of Financial Instruments (Continued)

Trust Preferred Securities and Preferred Stock of Subsidiary:

     Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for trust preferred securities with similar terms.

Off-Balance Sheet Financial Instruments:

     The Company’s off-balance sheet financial instruments are detailed in Note 22 in the Notes to Consolidated Financial Statements. The Company’s commitments to fund residential real estate loan applications with agreed-upon interest rates may result in a gain or loss upon the sale of the funded residential real estate loans.

     Additionally, the Company’s forward commitments to sell residential real estate loans may result in a gain or loss. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2002 and 2001 were not material.

     The following table presents the estimated fair values of the Company’s financial instruments:

		2002			2001
December 31	Carrying		Fair	Carrying		Fair
(In thousands)	Value		Value	Value		Value

Assets:
Cash and cash equivalents	$75,625		$75,625	$76,734		$76,734
Mortgage loans held for sale	660,999		665,295	748,463		753,328
Securities available for sale	248,931		248,931	364,648		364,648
Loans, net of the allowance for loan losses	3,620,466		3,686,315	3,429,224		3,466,446
Liabilities:
Noninterest-bearing deposits	260,634		260,634	245,395		245,395
NOW, savings and money market accounts	1,087,229		1,087,229	973,513		973,513
Certificates of deposit maturing in:
Six months or less	10,491		10,498	11,082		11,088
Over six months to one year	79,978		80,197	176,148		176,864
Over one year to three years	985,731		997,322	1,142,230		1,159,846
Over three years	364,209		384,473	205,100		214,990

Total certificates of deposit	1,440,409		1,472,490	1,534,560		1,562,788
Total deposits	2,788,272		2,820,353	2,753,468		2,781,696
Federal funds purchased and other short-term borrowings	209,070		209,070	176,500		176,500
FHLB advances	1,307,943		1,428,497	1,300,718		1,360,040
Long-term debt	13,500		13,517	13,500		13,596
Trust preferred securities and preferred stock of subsidiary	50,000		50,319	78,719		76,638

Note 24. Regulatory Matters

     Republic Bank is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2001, these reserves totaled $3.8 million. There were no reserve requirements as of December 31, 2002.

     The principal source of cash flows for the parent company is dividends from Republic Bank. The banking regulatory agencies limit the amount of dividends a state chartered financial institution may declare to the parent company in any calendar year. On December 31, 2002, $134.5 million was available for payment of dividends.

Notes to Consolidated Financial Statements

Note 24. Regulatory Matters (Continued)

     The Company is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that, if undertaken, could have an effect on the Company’s financial statements. Capital adequacy guidelines require minimum capital ratios of 8.00% for total risk-based capital, 4.00% for Tier 1 risk-based capital and 4.00% (and in some cases 3.00%) for Tier 1 leverage. Under the framework for prompt corrective action, all financial institutions must meet capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered well capitalized under the regulatory framework for prompt corrective action, minimum capital ratios of 10.00% for total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage must be maintained. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators with respect to components, risk weightings and other factors.

     Management believes, as of December 31, 2002, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

     As of December 31, 2002, the Federal Reserve Bank of Chicago considers the Company to be “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

     Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2002 and 2001, along with a comparison to the year-end capital amounts and ratios established by the regulators.

(Dollars in thousands)	Actual		Adequately Capitalized		Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital (to risk weighted assets)(1):
Consolidated	$410,860	12.26%	$268,149	8.00%	$335,186	10.00%
Republic Bank	401,462	12.03	266,969	8.00	333,711	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$374,783	11.18%	$134,075	4.00%	$201,112	6.00%
Republic Bank	365,385	10.95	133,484	4.00	200,227	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$374,783	7.81%	$143,683	3.00%	$239,471	5.00%
Republic Bank	365,385	7.64	143,521	3.00	239,202	5.00
As of December 31, 2001
Total capital (to risk weighted assets)(1):
Consolidated	$407,921	12.31%	$265,088	8.00%	$331,361	10.00%
Republic Bank	388,578	11.84	262,590	8.00	328,237	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$378,764	11.43%	$132,544	4.00%	$198,816	6.00%
Republic Bank	359,421	10.95	131,295	4.00	196,942	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$378,764	8.34%	$136,164	3.00%	$226,941	5.00%
Republic Bank	359,421	7.97	135,278	3.00	225,463	5.00

(1)	As defined in the regulations

Notes to Consolidated Financial Statements

Note 25. Parent Company Financial Information

     The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

Parent Company Only Balance Sheets
December 31 (In thousands)	2002	2001

Assets:
Cash and due from banks	$645	$539
Interest earning deposits	32,924	18,366

Cash and cash equivalents	33,569	18,905
Investment in subsidiaries	374,437	336,681
Notes and advances receivable from subsidiary	98	6,004
Furniture and equipment	139	176
Other assets	12,519	31,248

Total assets	$420,762	$393,014

Liabilities and Shareholders’ Equity:
Accrued expenses and other liabilities	$22,988	$23,051
Subordinated debentures	51,546	51,546
Long-term debt	13,500	13,500

Total liabilities	88,034	88,097
Total shareholders’ equity	332,728	304,917

Total liabilities and shareholders’ equity	$420,762	$393,014

Parent Company Only Income Statements
Year Ended December 31 (In thousands)	2002	2001	2000

Interest income	$520	$198	$345
Dividends from subsidiary	24,287	35,029	20,000
Management fee from subsidiary	8,000	—	—
Other income	—	12,000	1

Total income	32,807	47,227	20,346
Interest expense	965	1,746	3,434
Investment securities losses	—	355	—
Salaries and employee benefits	5,115	4,950	2,785
Other expenses	3,020	1,951	875
Merger integration and restructuring	—	—	(431)

Total expenses	9,100	9,002	6,663

Income before income taxes and excess of undistributed earnings of subsidiary over dividends	23,707	38,225	13,683
Income tax expense (credit)	(2,015)	890	(3,056)

Income before excess of undistributed earnings of subsidiary over dividends	25,722	37,335	16,739
Excess of undistributed earnings of subsidiary over dividends	35,255	11,507	28,938
Dividends on trust preferred securities	(4,300)	(932)	—

Net income	$56,677	$47,910	$45,677

Notes to Consolidated Financial Statements

Note 25. Parent Company Financial Information (Continued)

Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$56,677	$47,910	$45,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	693	559
Net loss on securities available for sale	—	355	—
Excess of undistributed earnings of subsidiary over dividends	(35,255)	(11,507)	(28,938)
Decrease (Increase) in other assets	24,452	(18,174)	(1,343)
Decrease in other liabilities	(403)	(4,521)	(1,942)
Gain on sale of subsidiary	—	(12,000)
Other, net	252	(23)	(1,090)

Total adjustments	(10,048)	(45,177)	(32,754)

Net cash provided by operating activities	46,629	2,733	12,923
Cash Flows from Investing Activities:
Decrease in notes and advances receivable from subsidiary	—	22,064	2,235

Net cash provided by investing activities	—	22,064	2,235
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(34,000)	—
Net proceeds from issuance of subordinated debentures	—	47,963	—
Net proceeds from issuance of common shares	4,687	5,411	3,096
Repurchase of common shares	(18,570)	(25,416)	(8,054)
Dividends paid on common shares	(18,082)	(16,838)	(15,397)

Net cash used in financing activities	(31,965)	(22,880)	(20,355)

Net increase (decrease) in cash and cash equivalents	14,664	1,917	(5,197)
Cash and cash equivalents at beginning of year	18,905	16,988	22,185

Cash and cash equivalents at end of year	$33,569	$18,905	$16,988

Independent Auditors’ Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP

Detroit, Michigan
January 13, 2003

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2002 and 2001:

							Full
(Dollars in thousands, except per share data)	1Q		2Q		3Q	4Q	Year

2002
Earnings Summary
Interest income	$73,535		$69,851		$70,475	$70,843	$284,704
Interest expense	35,873		33,815		33,939	33,397	137,024
Net interest income	37,662		36,036		36,536	37,446	147,680
Provision for loan losses	2,400		2,400		6,200	5,000	16,000
Mortgage banking revenue	7,392		8,270		7,757	11,008	34,427
Investment securities gains	401		417		1,933	3,108	5,859
Income from bank owned life insurance	—		—		874	1,318	2,192
Other non-interest income	2,784		3,310		3,577	3,878	13,549
Non-interest expense	23,797		22,857		23,042	30,819	100,515
Income before taxes	22,042		22,776		21,435	20,939	87,192
Net income	14,118		14,534		14,283	13,742	56,677
Per Common Share
Basic earnings	$.24		$.25		$.24	$.24	$.97
Diluted earnings	.24		.24		.24	.24	.96
Cash dividends declared	.08		.08		.08	.08	.32
2001
Earnings Summary
Interest income	$88,465		$88,999		$79,555	$76,357	$333,376
Interest expense	54,512		51,318		44,497	39,440	189,767
Net interest income	33,953		37,681		35,058	36,917	143,609
Provision for loan losses	2,000		2,300		2,000	2,400	8,700
Mortgage banking revenue	16,451		17,622		6,166	6,442	46,681
Investment securities gains (losses)	367		163		404	491	1,425
Other non-interest income	2,503		14,404	(1)	3,408	2,963	23,278
Non-interest expense	49,405	(1)	34,618		22,408	25,782	132,213
Income before taxes	1,869		32,952		20,628	18,631	74,080
Net income	799		21,318		13,493	12,300	47,910
Per Common Share
Basic earnings	$.01		$.35		$.23	$.21	$.80
Diluted earnings	.01		.35		.22	.21	.79
Cash dividends declared	.07		.07		.07	.08	.29

(1)	Amounts for 2001 include a $12 million pre-tax gain on the sale of subsidiary and $19 million pre-tax restructuring costs to exit the mortgage servicing business

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2003 annual meeting of shareholders entitled “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

     The executive officers of Republic Bancorp Inc. are listed under Item 1 of this document.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2003 annual meeting of shareholders entitled “Personnel, Compensation and Nominating Committee Report” and “Summary Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2003 annual meeting of shareholders entitled “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2003 annual meeting of shareholders entitled “Certain Relationships and Related Transactions.”

ITEM 14. CONTROLS AND PROCEDURES

     Internal Controls. The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

     Disclosure Controls And Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer have concluded that these procedures are effective.

     As recommended by the SEC, and in order to enhance its disclosure controls and procedures, the Company has appointed a disclosure committee that includes the Company’s controller, chief credit officer, chief ethics officer and principal risk management officer, senior vice president of human resources and the investor relations officer. This committee’s members also include officers of Republic Bank who are involved in the flow of information regarding the Company’s financial performance, controls and financial reporting.

This committee is responsible for assessing the materiality and timeliness of the Company’s disclosures in its periodic reports and coordinating the timely review of the Company’s periodic reports by the various parties involved (including the Company’s CEO, CFO, independent accountants, internal auditors and audit committee).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Financial Statements

The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2.	Financial Statement Schedules

All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

3.	Exhibits

(3)(a)/(4)(a)	Second Restated Articles of Incorporation of Republic Bancorp Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission on or about May 28, 1999 (file no. 0-15734)).

(3)(b)/(4)(b)	Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission on or about May 28, 1999 (file no. 0-15734)).

(4)(c)	Debenture Purchase Agreement dated as of January 29, 1996, between the Company and American United Life Insurance, State Life Insurance Co., Mutual of America Life Insurance Co., GNA, Mega Life & Health Insurance Co. and Provident Mutual Life Insurance Company, related to 6.95% Senior Debentures due January 15, 2003, (incorporated by reference to Exhibit 4(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996 (file no. 0-15734)).

(4)(d)	Revolving Credit Agreement dated as of December 29, 2000, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 4(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (file No. 000-15374)).

(4)(e)	First Amendment to Revolving Credit Agreement dated as of December 29, 2001, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002 (file no. 0-15734)).

(4)(f)	Second Amendment to Revolving Credit Agreement dated as of December 28, 2002, between the Company and U.S. Bank National Association, formerly known as Firstar Bank, National Association.*

(4)(g)	Form of Indenture between the Company and Wilmington Trust Company for the Company’s 8.60% Subordinated Debentures due 2031 (incorporated by reference to Exhibit (4)(e) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(h)	Form of the Company’s 8.60% Subordinated Debenture due 2031 (incorporated by reference to Exhibit (4)(f) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(f) is included as an exhibit to Exhibit (4)(e) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(i)	Certificate of Trust of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(g) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(j)	Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(h) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(k)	Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(i) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(l)	Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(j) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(j) is included as an exhibit to Exhibit (4)(i) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(m)	Form of Agreement as to Expenses and Liabilities between the Company and Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(k) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(n)	Form of Trust Preferred Securities Guarantee Agreement between the Company and Wilmington Trust Company (incorporated by reference to Exhibit (4)(l) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(10)(a)	1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(b)	First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(c)	1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

(10)(d)	First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(e)	Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(f)	Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

(10)(g)	Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(h)	Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(i)	Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(j)	First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(k)	Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

(10)(l)	Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(m)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(n)	D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

(10)(o)	D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(p)	Management Retention Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (file no. 000-15734)).

(10)(q)	Management Retention Agreement for Thomas F. Menacher. *

(10)(r)	Management Retention Agreement for Barry J. Eckhold. *

(10)(s)	Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 000-15734)).

(11)	No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

(12)	Computations of ratios of earnings to fixed charges.*

(21)	Subsidiaries of the Company.*

(23)	Consent of independent auditors, Ernst & Young LLP.*

(24)	Powers of Attorney.*

(99)(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(99)(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

(10)(a)	1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(b)	First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(c)	1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

(10)(d)	First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(e)	Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(f)	Non-Qualified Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

(10)(g)	Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(h)	Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(i)	Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(j)	First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(k)	Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 23, 1993 (file no. 0-15734)).

(10)(l)	Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(m)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(n)	D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

(10)(o)	D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(p)	Management Retention Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (file no. 000-15734)).

(10)(q)	Management Retention Agreement for Thomas F. Menacher . *

(10)(r)	Management Retention Agreement for Barry J. Eckhold. *

(10)(s)	Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10 to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 000-15734)).

*Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2003.

REPUBLIC BANCORP INC.

By:	/s/ DANA M. CLUCKEY Dana M. Cluckey President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March 2003.

Signature	Title	Date

/s/ DANA M. CLUCKEY Dana M. Cluckey	President and Chief Executive Officer	March 21, 2003

/s/ THOMAS F. MENACHER Thomas F. Menacher	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2003

DIRECTORS *

Jerry D. Campbell	Howard J. Hulsman	Sam H. McGoun	Jeoffrey K. Stross
George J. Butvilas	Gary Hurand	Kelly E. Miller	Steven E. Zack
Mary P. Cauley	Dennis J. Ibold	Randolph P. Piper
Richard J. Cramer Sr.	Stanley A. Jacobson	Isaac J. Powell
George A. Eastman	John J. Lennon	B. Thomas M. Smith Jr.

* By:	/S/ THOMAS F. MENACHER Attorney in Fact for each director listed

Date: March 21, 2003

CEO CERTIFICATION

I, Dana M. Cluckey, certify that:

1.     I have reviewed this annual report on Form 10-K of Republic Bancorp Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ Dana M. Cluckey Dana M. Cluckey
President and Chief Executive Officer

CFO CERTIFICATION

I, Thomas F. Menacher, certify that:

1.     I have reviewed this annual report on Form 10-K of Republic Bancorp Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ Thomas F. Menacher Thomas F. Menacher
Executive Vice President, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

(4)(f)	Second Amendment to Revolving Credit Agreement dated as of December 28, 2002, between the Company and U.S. Bank National Association, formerly known as Firstar Bank, National Association.

(10)(q)	Management Retention Agreement for Thomas F. Menacher.

(10)(r)	Management Retention Agreement for Barry J. Eckhold.

(12)	Computations of ratios of earnings to fixed charges.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent auditors, Ernst & Young LLP.

(24)	Powers of Attorney.

(99)(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.