Form 10-Q
period 2003-03-31
REPUBLIC BANCORP INC
filed 2003-05-15
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

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

      ☑ Yes ☐ No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2003:
Common Stock, $5 Par Value	57,527,143 Shares

INDEX

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

		Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	4

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5

		Notes to Consolidated Financial Statements	6-8

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

	Item 4.	Controls and Procedures	19

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURE			22

CERTIFICATIONS			23-24

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$77,281	$75,625
Mortgage loans held for sale	324,444	660,999
Securities available for sale (amortized cost of $317,879 and $247,573, respectively)	318,862	248,931
Loans	3,857,837	3,656,543
Less allowance for loan losses	(37,185)	(36,077)

Net loans	3,820,652	3,620,466
Premises and equipment	27,452	27,790
Bank owned life insurance	88,193	87,192
Other assets	55,383	57,192

Total assets	$4,712,267	$4,778,195

LIABILITIES
Noninterest-bearing deposits	$274,956	$260,634
Interest-bearing deposits:
NOW accounts	176,454	176,366
Savings and money market accounts	968,591	910,863
Certificates of deposit	1,442,928	1,440,409

Total interest-bearing deposits	2,587,973	2,527,638

Total deposits	2,862,929	2,788,272
Federal funds purchased and other short-term borrowings	225,910	209,070
Short-term FHLB advances	125,000	305,000
Long-term FHLB advances	1,025,668	1,002,943
Accrued expenses and other liabilities	81,698	76,682
Long-term debt	—	13,500

Total liabilities	4,321,205	4,395,467
Trust preferred securities	50,000	50,000
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 57,560,000 and 57,441,000, issued and outstanding, respectively	287,802	287,207
Capital surplus	40,669	40,633
Unearned compensation— restricted stock	(2,682)	(368)
Retained earnings	14,634	4,373
Accumulated other comprehensive income	639	883

Total shareholders’ equity	341,062	332,728

Total liabilities and shareholders’ equity	$4,712,267	$4,778,195

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

(In thousands, except per share data)	2003	2002

Interest Income:
Loans, including fees	$62,936	$69,027
Investment securities	2,814	4,508

Total interest income	65,750	73,535

Interest Expense:
Deposits	15,494	20,640
Short-term borrowings	818	783
FHLB advances	13,799	14,208
Long-term debt	39	242

Total interest expense	30,150	35,873

Net interest income	35,600	37,662
Provision for loan losses	3,000	2,400

Net interest income after provision for loan losses	32,600	35,262

Noninterest Income:
Mortgage banking income	9,736	7,246
Service charges	2,652	1,989
Gain on sale of securities	448	401
Income from bank owned life insurance	1,295	—
Other noninterest income	730	941

Total noninterest income	14,861	10,577

Noninterest Expense:
Salaries and employee benefits	14,415	13,927
Occupancy expense of premises	2,643	2,487
Equipment expense	1,705	1,680
Other noninterest expense	5,619	5,703
Dividends on trust preferred securities and preferred stock of subsidiary	1,075	1,756

Total noninterest expense	25,457	25,553

Income before income taxes	22,004	20,286
Provision for income taxes	6,851	6,168

Net income	$15,153	$14,118

Basic earnings per share	$.26	$.24

Diluted earnings per share	$.26	$.24

Average common shares outstanding— diluted	58,302	59,170

Cash dividends declared per common share	$.085	$.077

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31 (In thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$15,153	$14,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,306	2,119
Net gains on sale of securities available for sale	(448)	(401)
Net gains on sale of commercial and residential real estate loans	(595)	(802)
Proceeds from sale of mortgage loans held for sale	860,165	841,719
Origination of mortgage loans held for sale	(523,610)	(504,118)
Net (increase) decrease in other assets	(6,100)	11,493
Net increase (decrease) in other liabilities	5,016	(40,556)
Other, net	(120)	(197)

Total adjustments	337,614	309,257

Net cash provided by operating activities	352,767	323,375

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	13,564	40,275
Proceeds from maturities/payments of securities available for sale	22,461	7,111
Purchases of securities available for sale	(106,352)	(75,618)
Proceeds from sale of commercial and residential real estate loans	20,079	42,634
Net increase in loans made to customers	(217,327)	(50,496)

Net cash used in investing activities	(267,575)	(36,094)

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits	74,657	(53,808)
Net increase (decrease) in short-term borrowings	16,840	(13,952)
Net decrease in short-term FHLB advances	(180,000)	(280,000)
Proceeds from long-term FHLB advances	75,000	49,000
Payments on long-term FHLB advances	(52,275)	—
Payments on long-term debt	(13,500)	—
Net proceeds from issuance of common shares	4,720	2,930
Repurchase of common shares	(4,088)	(3,706)
Dividends paid on common shares	(4,890)	(4,543)

Net cash used in financing activities	(83,536)	(304,079)

Net increase (decrease) in cash and cash equivalents	1,656	(16,798)
Cash and cash equivalents at beginning of period	75,625	76,734

Cash and cash equivalents at end of period	$77,281	$59,936

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust I. The consolidated financial statements as of March 31, 2002, also include the accounts of Republic Bank’s wholly-owned subsidiary, D&N Capital Corporation. On July 22, 2002, the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash. Therefore, the consolidated balance sheet as of March 31, 2003 does not include D&N Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Mortgage servicing rights totaling $2.3 million at March 31, 2002 have been reclassified to other assets to conform to the current year presentation. In addition, dividends on trust preferred securities and preferred stock of subsidiary for the three months ended March 31, 2002 have been reclassified to noninterest expense.

Note 3 — Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)	2003	2002

Cash paid during the period for:
Interest	$30,115	$36,970
Income taxes	$1,200	—
Non-cash investing activities:
Loan charge-offs	$2,278	$2,583

Note 4 — Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31,

(In thousands)	2003	2002

Net income	$15,153	$14,118
Unrealized holding gains on securities, net of tax	$47	$885
Reclassification adjustment for gains included in net income, net of tax of $157 and $141, respectively	(291)	(261)

Net unrealized gains (losses) on securities, net of tax	(244)	624

Comprehensive income	$14,909	$14,742

Note 5 — Intangible Assets

The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	March 31, 2003	Dec. 31, 2002

Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	(5,154)	(4,907)

Net book value	$5,321	$5,568

Note 5 — Intangible Assets (Continued)

Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended March 31, 2003 and 2002, and $990,000 for the year ended December 31, 2002. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2003 and 2004. The Company expects core deposit intangible amortization expense for the year ended December 31, 2005 to be $936,000 and for each of the years ended December 31, 2006 and 2007 to be $823,000, respectively.

Note 6 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2003	2002

Numerator for basic and diluted earnings per share:
Net income	$15,153	$14,118
Denominator for basic earnings per share-
weighted-average shares	57,540,895	58,327,380
Effect of dilutive securities:
Stock options	696,496	780,987
Warrants	64,403	61,378

Dilutive potential common shares	760,899	842,365

Denominator for diluted earnings per share-adjusted weighted-average shares for assumed conversions	58,301,794	59,169,745

Basic earnings per share	$.26	$.24

Diluted earnings per share	$.26	$.24

Note 7 — Segment Information

The Company’s operations are managed as three major business segments: (1) commercial banking, (2) retail banking, and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production. Mortgage loan production is conducted in 56 offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and outside funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources and operation costs.

In 2003, the allocated capital to the retail banking segment was decreased to 5% of total deposits compared to 10% in 2002. All prior period amounts have been restated to conform to the current year presentation.

The following table presents the financial results of each business segment for the three months ended March 31, 2003 and 2002.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended March 31, 2003
Net interest income from external customers	$22,941	$(8,735)	$8,404	$12,990	$35,600
Internal funding	(9,334)	34,909	(3,909)	(21,666)	—

Net interest income	13,607	26,174	4,495	(8,676)	35,600
Provision for loan losses	2,054	231	68	647	3,000
Noninterest income	332	2,674	14,425	(2,570)	14,861
Noninterest expense	2,307	7,747	7,321	8,082	25,457

Income before taxes	9,578	20,870	11,531	(19,975)	22,004
Income taxes	3,417	7,446	4,036	(8,048)	6,851

Net income	$6,161	$13,424	$7,495	$(11,927)	$15,153

Depreciation and amortization	$32	$767	$645	$1,862	$3,306
Capital expenditures	$3	$589	$100	$537	$1,229
Net identifiable assets (in millions)	$1,449	$2,820	$481	$(38)	$4,712
Return on equity(1)	16.93%	40.67%	103.47%	n/m	17.88%
Return on assets	1.69%	1.92%	5.17%	n/m	1.30%
Efficiency ratio	16.55%	26.85%	38.69%	n/m	48.75%

Note 7 — Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended March 31, 2002
Net interest income from external customers	$24,295	$(13,839)	$11,780	$15,426	$37,662
Internal funding	(10,754)	39,727	(5,891)	(23,082)	—

Net interest income	13,541	25,888	5,889	(7,656)	37,662
Provision for loan losses	1,282	304	—	814	2,400
Noninterest income	290	1,998	7,306	983	10,577
Noninterest expense	2,451	8,111	7,189	6,046	23,797

Income before taxes	10,098	19,471	6,006	(13,533)	22,042
Preferred stock dividend	—	—	—	1,756	1,756
Income taxes	3,534	6,815	2,102	(6,283)	6,168

Net income	$6,564	$12,656	$3,904	$(9,006)	$14,118

Depreciation and amortization	$34	$798	$559	$728	$2,119
Capital expenditures	$18	$138	$36	$173	$365
Net identifiable assets (in millions)	$1,370	$2,841	$569	$(371)	$4,409
Return on equity(1)	19.38%	38.79%	42.26%	n/m	18.14%
Return on assets	1.94%	1.85%	2.11%	n/m	1.25%
Efficiency ratio	17.72%	29.09%	54.48%	n/m	49.74%

(1) Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m — Not meaningful

Note 8 — Bank Owned Life Insurance

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

Note 9 — Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. In the first quarter of 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first quarter of 2003 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2003.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three months ended March 31, 2003 and 2002.

(In thousands, except per share data)	2003	2002

Net income (as reported)	$15,153	$14,118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	591	248
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(816)	(520)

Net income (pro forma)	$14,928	$13,846

Basic earnings per share (as reported)	$.26	$.24
Basic earnings per share (pro forma)	.26	.24
Diluted earnings per share (as reported)	$.26	$.24
Diluted earnings per share (pro forma)	.26	.23

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported record net income for the quarter ended March 31, 2003 of $15.2 million, a 7% increase over net income of $14.1 million in the first quarter of 2002. Diluted earnings per share for the first quarter of 2003 were $.26, up 9% from $.24 earned in 2002. Annualized returns on average assets and shareholders’ equity for the first three months of 2003 were 1.30% and 17.88%, respectively. These compare to returns of 1.25% on average assets and 18.14% on average equity for the first quarter of 2002.

RESULTS OF OPERATIONS

Net Interest Income

The following discussion should be read in conjunction with Table I on the following page, which identifies and quantifies the components impacting net interest income for the three months ended March 31, 2003 and 2002.

Net interest income, on a fully taxable equivalent (FTE) basis, was $36.1 million for the first quarter of 2003 compared to $38.9 million for the first quarter of 2002. The decrease was primarily the result of a decrease in the net interest margin. The net interest margin (FTE) was 3.23% for the quarter ended March 31, 2003, a decrease of 31 basis points from 3.54% in 2002. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in interest-bearing liabilities. Total interest earning assets increased $73 million for the first quarter of 2003 compared to 2002 primarily due to an increase in average total portfolio loan balances of $298 million offset by decreases in the average balance of mortgage loans held for sale of $128 million and securities available for sale of $96 million. Average total interest bearing liabilities increased $110 million for the first quarter of 2003 compared to 2002 primarily due to a $60 million increase in total average interest-bearing deposits and a $74 million increase in short-term borrowings.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$225	$1	1.82%	$765	$5	2.47%
Mortgage loans held for sale	437,729	6,270	5.73	565,750	9,431	6.67
Securities available for sale	271,022	3,263	4.88	366,934	5,727	6.33
Portfolio loans(1):
Commercial loans	1,474,131	23,159	6.28	1,376,387	24,616	7.15
Residential real estate mortgage loans	1,688,890	24,413	5.78	1,494,531	24,598	6.58
Installment loans	587,865	9,094	6.27	582,136	10,382	7.23

Total loans, net of unearned income	3,750,886	56,666	6.06	3,453,054	59,596	6.92

Total interest-earning assets	4,459,862	66,200	5.95	4,386,503	74,759	6.84
Allowance for loan losses	(36,508)			(29,285)
Cash and due from banks	64,278			62,452
Other assets	164,421			106,479

Total assets	$4,652,053			$4,526,149

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$176,421	187	0.43	$156,240	242	0.63
Savings deposits	929,538	3,747	1.64	833,068	3,694	1.80
Time deposits	1,451,829	11,560	3.23	1,508,784	16,704	4.49

Total interest-bearing deposits	2,557,788	15,494	2.46	2,498,092	20,640	3.35
Short-term borrowings	243,121	818	1.35	169,285	783	1.85
Short-term FHLB advances	178,278	693	1.56	335,445	2,450	2.92
Long-term FHLB advances	992,163	13,106	5.28	847,429	11,758	5.55
Long-term debt	2,250	39	6.93	13,500	242	7.15

Total interest-bearing liabilities	3,973,600	30,150	3.06	3,863,751	35,873	3.74

Noninterest-bearing deposits	250,820			227,953
Other liabilities	38,677			44,369

Total liabilities	4,263,097			4,136,073
Trust preferred securities and preferred stock of subsidiary	50,000			78,719
Shareholders’ equity	338,956			311,357

Total liabilities and shareholders’ equity	$4,652,053			$4,526,149

Net interest income/rate spread (FTE)		$36,050	2.89%		$38,886	3.10%

Net interest margin (FTE)			3.23%			3.54%

Increase (decrease) due to change in:	Volume(2)	Rate(2)	Net Change

Short-term investments	$(3)	$(1)	$(4)
Mortgage loans held for sale	(1,948)	(1,213)	(3,161)
Securities available for sale	(1,313)	(1,151)	(2,464)
Portfolio loans(1):
Commercial loans	1,670	(3,127)	(1,457)
Residential real estate mortgage loans	2,994	(3,179)	(185)
Installment loans	104	(1,392)	(1,288)

Total loans, net of unearned income	4,768	(7,698)	(2,930)

Total interest income	1,504	(10,063)	(8,559)
Interest-bearing demand deposits	30	(85)	(55)
Savings deposits	407	(354)	53
Time deposits	(610)	(4,534)	(5,144)

Total interest-bearing deposits	(173)	(4,973)	(5,146)
Short-term borrowings	283	(248)	35
Short-term FHLB advances	(881)	(876)	(1,757)
Long-term FHLB advances	1,940	(592)	1,348
Long-term debt	(196)	(7)	(203)

Total interest expense	973	(6,696)	(5,723)

Net interest income	$531	$(3,367)	$(2,836)

(1) Non-accrual loans and overdrafts are included in average balances.

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income

Total noninterest income increased $4.3 million, or 41%, for the quarter ended March 31, 2003, compared to the same period in 2002. The increase was primarily due to higher levels of service charges, mortgage banking income, and income from bank owned life insurance. Service charges were $2.7 million for the first quarter of 2003, an increase of $663,000, or 33%, compared to the first quarter of 2002. Mortgage banking income increased due to improved execution of loans sold into the secondary market. Additionally, the Company had income of $1.3 million from bank owned life insurance, which is used to fund future employee benefit costs.

Mortgage Banking Income

The Company closed $988 million in single-family residential mortgage loans in the first quarter of 2003, an increase of 39%, compared to $711 million closed in the same period last year. Mortgage loan volumes during 2003 increased primarily due to the decrease in interest rates which resulted in a higher level of mortgage refinance activity. Refinancings for the first quarter of 2003 represented approximately 75% of total closings compared to 57% in the first quarter of 2002.

For the three months ended March 31, 2003, mortgage banking income increased $2.5 million, or 34%, to $9.7 million from $7.2 million a year earlier. The increase is due to higher mortgage production revenue resulting primarily from improved execution of loans sold into the secondary market. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 1.95% for the first quarter of 2003, compared to 1.81% for the first quarter 2002. For the three months ended March 31, 2003, mortgage loans held for sale fundings totaled $860 million, a 2% increase from the $842 million sold during the first quarter 2002.

Mortgage banking income includes fee revenue derived from the loan origination process (i.e., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $17.2 million and $15.8 million for 2003 and 2002, respectively. Commissions and incentives paid were $8.2 million and $5.7 for the first quarters of 2003 and 2002, respectively. For the first quarter of 2003, the SFAS 91 credit to mortgage banking income totaled $753,000 compared to a SFAS 91 debit to mortgage banking income of $2.9 million for the first quarter of 2002.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $400,000 and $624,000 for the first quarters of 2003 and 2002, respectively. Mortgage loan portfolio sales totaled $17.8 million and $38.6 million for the first quarters of 2003 and 2002, respectively.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2003 decreased $96,000, to $25.5 million compared to $25.6 million for the first quarter of 2002. This decrease is primarily the result of decreases in other noninterest expense and dividends on preferred stock of subsidiary in 2003 compared to 2002, partially offset by an increase in salaries and employee benefits.

BALANCE SHEET ANALYSIS

ASSETS

At March 31, 2003, the Company had $4.71 billion in total assets, a decrease of $66 million, or 1%, from $4.78 billion at December 31, 2002. The decrease is primarily the result of a decrease in the Company’s mortgage loans held for sale.

Securities

Investment securities available for sale increased $70 million, to $319 million, representing 6.8% of total assets at March 31, 2003. At December 31, 2002, the investment securities portfolio totaled $249 million, or 5.2% of total assets. During the first three months of 2003, the Company sold $13.1 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $486,000 and $38,000, respectively.

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and government agency securities. Fixed rate securities within the portfolio, excluding municipal securities, totaled $74.6 million and $65.7 million at March 31, 2003 and December 31, 2002, respectively.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at March 31, 2003:

	Securities Available for Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt Securities:
Government agency securities	$106,211	$101	$55	$106,257
Collateralized mortgage obligations	22,963	16	294	22,685
Mortgage-backed securities	5,678	149	39	5,788
Municipal and other securities	104,520	1,374	269	105,625

Total debt securities	239,372	1,640	657	240,355
Investment in FHLB	78,507	—	—	78,507

Total securities available for sale	$317,879	$1,640	$657	$318,862

Certain securities having a carrying value of approximately $68.3 million and $76.9 million at March 31, 2003 and December 31, 2002, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $324 million at March 31, 2003, a decrease of $337 million, or 51%, from $661 million at December 31, 2002. The decrease was primarily due to a decrease in residential mortgage loan closings during the first quarter of 2003 of $988 million compared to $1.4 billion closed during the fourth quarter of 2002 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). In addition, $435 million of mortgage loan closings during the first quarter 2003 were portfolio loan closings compared to $235 million during the fourth quarter of 2002.

Portfolio Loans

Total portfolio loans were $3.86 billion at March 31, 2003, an increase of $201 million from $3.66 billion at December 31, 2002. The increase was primarily due to increases in the residential real estate mortgage loan balance. The residential portfolio loan balance increased $213 million during the first three months of 2003 due to the addition of $435 million of fixed rate and variable rate residential loan closings which was offset by $215 million in pay-off of portfolio loans. During the three months ended March 31, 2003 and 2002, the Company closed $8.1 million and $10.0 million in Small Business Administration (SBA) loans, respectively. The Company sold $1.7 million and $3.3 million of the guaranteed portion of SBA loans in the first three months of 2003 and 2002, respectively, resulting in corresponding gains of $195,000 and $178,000, respectively.

The commercial portfolio loan balance at March 31, 2003 was $1.47 billion, or unchanged from December 31, 2002.

The consumer direct installment loan portfolio decreased $3.5 million during the first three months of 2003 as some borrowers utilized the low interest rate environment to refinance their home equity loans. The consumer indirect installment loan portfolio decreased $7.9 million during the first quarter of 2003 due to the anticipated pay-off of these loans.

The following table provides further information regarding the Company’s loan portfolio:

	March 31, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial loans:
Commercial and industrial	$45,648	1.2%	$48,509	2.0%
Commercial real estate mortgage	1,423,007	36.9	1,420,758	37.4

Total commercial loans	1,468,655	38.1	1,469,267	39.4
Residential real estate mortgages	1,807,318	46.8	1,593,929	43.7
Installment loans:
Consumer direct	552,970	14.3	556,507	14.4
Consumer indirect	28,894	0.8	36,840	2.5

Total installment loans	581,864	15.1	593,347	16.9

Total portfolio loans	$3,857,837	100.0%	$3,656,543	100.0%

Credit Quality

The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans and home equity loans). As of March 31, 2003, such loans comprised approximately 97% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or for conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

The majority of the Company’s commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rate of Republic Bank, as well as fixed rates for terms generally ranging from three to five years. Management’s emphasis on real estate-secured lending and adherence to conservative underwriting standards is reflected in the Company’s historically low net charge-offs.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Non-Performing Assets:
Non-accrual loans:
Commercial	$19,920	$19,167
Residential real estate mortgages	13,035	15,215
Installment	2,531	2,876

Total non-accrual loans	35,486	37,258
Restructured loans	—	2,309
Other real estate owned	3,459	2,904

Total non-performing assets	$38,945	$42,471

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.01%	1.16%
Portfolio loans, mortgage loans held for sale and OREO	.93%	.98%
Total assets	.83%	.89%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$—

At March 31, 2003, approximately $21.7 million, or .56% of total portfolio loans were 30-89 days delinquent, compared to $26.5 million, or .72%, at December 31, 2002. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of March 31, 2003, total loans on the watch list, excluding those categorized as non-accrual loans, were $26.9 million, or .70% of total portfolio loans, compared to $33.3 million, or .90% of total portfolio loans at December 31, 2002.

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

During the three months ended March 31, 2003, the Company recorded provision for loan losses of $3.0 million, an increase of $600,000 from the comparable period in 2002. The increase in 2003 was deemed necessary by management as a result of the increase in the loan portfolio balance and a higher level of non-performing loans as compared to March 31, 2002.

The following table provides an analysis of the allowance for loan losses:

	Three Months Ended
	March 31,

(Dollars in thousands)	2003	2002

Allowance for loan losses:
Balance at January 1	$36,077	$29,157
Loans charged off	(2,278)	(2,583)
Recoveries of loans previously charged off	386	350

Net charge-offs	(1,892)	(2,233)
Provision charged to expense	3,000	2,400

Balance at March 31	$37,185	$29,324

Annualized net charge-offs as a percentage of average loans (including loans held for sale)	.18%	.22%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.96%	.85%
Allowance for loan losses as a percentage of non-performing loans	104.79%	124.75%

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

Off-Balance Sheet Instruments

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At March 31, 2003 and December 31, 2002, no liability is recorded for the commitments to extend credit or the standby letters of credit.

At March 31, 2003, the Company had outstanding $367 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At March 31, 2003, the Company had outstanding mandatory forward commitments to sell $616 million of residential mortgage loans, of which $292 million covered mortgage loans held for sale and $324 million covered Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 2003 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. For the quarter ended March 31, 2003, the impact of FAS 133 on net income was immaterial.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
(In thousands)	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$479,553	$340,615
Commitments to fund commercial real estate loans	193,330	142,332
Other unused commitments to extend credit, primarily revolving consumer loans	379,993	374,692
Standby letters of credit	47,007	46,480
Financial instruments subject to interest rate risk:
Residential real estate loan applications with agreed-upon rates	366,564	181,042
Forward commitments to sell residential real estate mortgage loans	615,671	789,037

LIABILITIES

Total liabilities were $4.32 billion at March 31, 2003, a $74 million, or 2% decrease from $4.40 billion at December 31, 2002. This decrease was primarily due to a decrease in short-term FHLB advances, which were used to fund mortgage loans held for sale and the payment of long-term debt.

Deposits

Total deposits increased $75 million, or 3%, to $2.86 billion at March 31, 2003 from $2.79 billion at December 31, 2002. Noninterest bearing deposits increased $14.3 million, or 5%; NOW and savings and money market accounts increased $57.8 million, or 5%; and certificates of deposit increased $2.5 million, or less than 1%, for the quarter.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 2003 and the year ended December 31, 2002, were as follows:

	March 31, 2003			December 31, 2002

			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period

Federal funds purchased	$225,500	$242,811	1.35%	$208,500	$237,957	1.57%
Other short-term borrowings	410	310	1.29	570	470	0.85

Total short-term borrowings	$225,910	$243,121	1.35%	$209,070	$238,427	1.53%

At March 31, 2003 and December 31, 2002, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at March 31, 2003 and December 31, 2002, were as follows:

	March 31, 2003		December 31, 2002

		Average		Average
	Ending	Rate At	Ending	Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End

Short-term FHLB advances	$125,000	1.56%	$305,000	1.33%
Long-term FHLB advances	1,025,668	5.28	1,002,943	5.30

Total	$1,150,668	4.72%	$1,307,943	4.37%

The long-term FHLB advances have original maturities ranging from May 2003 to October 2017.

Long-Term Debt

The 6.95% Senior Debentures of $13.5 million matured on January 15, 2003 and were paid in full.

CAPITAL

Shareholders’ equity was $341 million at March 31, 2003, an $8 million, or 3%, increase from $333 million at December 31, 2002. This increase primarily resulted from the retention of $10.3 million in earnings after the payment of dividends and the repurchase of 335,000 shares of common stock during the first three months of 2003.

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

As of March 31, 2003, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company’s capital ratios were as follows:

	March 31,	December 31,
	2003	2002

Total capital to risk-weighted assets (1)	12.75%	12.26%
Tier 1 capital to risk-weighted assets (1)	11.63	11.18
Tier 1 capital to average assets (1)	8.26	7.81

(1) As defined by the regulations.

As of March 31, 2003, the Company’s total risk-based capital was $421 million and Tier 1 risk-based capital was $384 million, an excess of $91 million and $186 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

ACCOUNTING AND FINANCIAL REPORTING DEVELOPMENTS

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses. This policy is discussed more fully on pages 38 and 39 of the Company’s 2002 Annual Report on Form 10-K.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Guarantees subject to the disclosure requirements of FIN 45 but not to the recognition provisions include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Item 2, Off-Balance Sheet Instruments. The requirements of FIN 45 did not have a material impact on the financial position or results of operations for the quarter ended March 31, 2003.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management is responsible for ensuring that the Bank’s asset and liability management procedures adhere to corporate policies and risk limits established by its respective board of directors.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but when evaluated together, they provide a reasonably comprehensive view of the exposure the Company has to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2003 the Company’s cumulative one-year gap was a positive 16.73% of total earning assets.

The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to +15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company’s strong retail mortgage banking franchise. The one-year gap at March 31, 2003 exceeds this range primarily due to the prepayment assumptions the model uses in estimating the maturity terms of the residential mortgage portfolio. With residential mortgage rates at historical lows, prepayment speed assumptions are at high levels resulting in a high level of assumed maturities within the one-year period. A slow-down in prepayment speed assumptions to more normalized levels would significantly reduce the one-year gap percentage.

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

As of March 31, 2003, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200

Change in net interest income over the next twelve months	8.65%	5.15%	3.01%	-1.92%	-2.82%	-7.86%

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

Additional quantitative and qualitative disclosures about market risk are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 9 of this report.

ITEM 4: Controls and Procedures

Internal Controls

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

Under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.

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

In the ordinary course of business, the Company and its subsidiaries are parties to certain routine litigation. In the opinion of management, the aggregate liabilities, if any, arising from such legal proceedings would not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

Republic Bancorp Inc. held its 2003 Annual Meeting of Shareholders on April 23, 2003. The following directors, who constitute the entire board of directors of Republic Bancorp Inc., were elected at the annual meeting to serve until the next annual meeting:

Director	For	Abstentions

Jerry D. Campbell	48,474,936	609,679
Dana M. Cluckey	48,524,107	609,679
George J. Butvilas	48,470,963	609,679
Lee E. Benz	48,431,497	609,679
Mary P. Cauley	48,439,584	609,679
Richard J. Cramer, Sr.	48,439,584	609,679
Dr. George A. Eastman	48,439,584	609,679
Barry J. Eckhold	48,465,821	609,679
Gary Hurand	48,439,584	609,679
Dennis J. Ibold	48,468,591	609,679
Stanley A. Jacobson	48,428,727	609,679
John J. Lennon	48,431,497	609,679
Milton F. Lutz II	48,439,584	609,679
Sam H. McGoun	48,431,497	609,679
Kelly E. Miller	48,439,584	609,679
Randolph P. Piper	48,497,902	609,679
Dr. Isaac J. Powell	48,431,497	609,679
William C. Rands III	48,436,814	609,679
B. Thomas M. Smith, Jr.	48,431,497	609,679
Dr. Jeoffrey K. Stross	48,431,497	609,679
Steven E. Zack	48,431,497	609,679

Item 1.	Shareholders also approved the ratification and amendment of the Directors Compensation Plan. The amendment increased the maximum number of shares and warrants issued under the plan, including all of the shares and warrants issued under the plan to date, to 600,000. The amendment also changed, on a going forward basis, the types of awards under the plan. From 1993 to 2002, all meeting fees were paid in stock and non-employee directors of Republic Bancorp Inc. received a warrant to purchase shares of Republic common stock for their annual retainer fee. Commencing on April 23, 2003 all meeting fees and the annual retainer paid to non-employee directors of Republic Bancorp Inc. will be paid in stock. Subject to the restrictions set forth in the plan, the amount of any award may be adjusted by the Board.

The number of votes cast for and against as well as the number of abstentions as to the ratification and amendment of the Directors Compensation Plan are as follows:

	For	Against	Abstain

Number of votes cast:	47,515,633	1,263,979	278,916

Item 5.	Changes in Securities

On February 21, 2003, the Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on April 7, 2003 to shareholders of record March 14, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(12)	Computations of ratios of earnings to fixed charges.*
(99)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(99)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act 0f 2002)*

*Filed herewith

(b)	Reports on Form 8-K

On January 15, 2003, the Company filed a report on Form 8-K reporting that the Company released its fourth quarter and year end results on January 13, 2003 and held a conference call on January 14, 2003 to discuss the earnings release. The press release was included as an exhibit.

On February 24, 2003, the Company filed a report on Form 8-K reporting that on February 21, 2003, the Company announced that its Board of Directors declared a $.085 per share cash dividend to shareholders of record as of March 14, 2003 and payable April 7, 2003.

On February 27, 2003, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation on February 26, 2003 at the Midwest 2003 Super-Community Bank Conference in Chicago, Illinois. A slide show presentation was included by exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC. (Registrant)
Date: May 14, 2003	BY:	/s/ Thomas F. Menacher

Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CEO CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dana M. Cluckey, certify that:

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Dana M. Cluckey

Dana M. Cluckey President and Chief Executive Officer

CFO CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Menacher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancorp Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to he registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Thomas F. Menacher

Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-12	Computations of ratios of earnings to fixed charges.

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99-2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002