Form 10-Q
period 2003-06-30
REPUBLIC BANCORP INC
filed 2003-08-13
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

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

     ☑ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2003:
Common Stock, $5 Par Value	57,419,908 Shares

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURE		25

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$89,976	$75,625
Mortgage loans held for sale	479,753	660,999
Securities available for sale (amortized cost of $366,534 and $247,573, respectively)	372,232	248,931
Loans	3,954,998	3,656,543
Less allowance for loan losses	(38,269)	(36,077)

Net loans	3,916,729	3,620,466
Premises and equipment	27,084	27,790
Bank owned life insurance	89,192	87,192
Other assets	55,989	57,192

Total assets	$5,030,955	$4,778,195

LIABILITIES
Noninterest-bearing deposits	$298,832	$260,634
Interest-bearing deposits:
NOW accounts	179,855	176,366
Savings and money market accounts	972,034	910,863
Certificates of deposit	1,365,833	1,440,409

Total interest-bearing deposits	2,517,722	2,527,638

Total deposits	2,816,554	2,788,272
Federal funds purchased and other short-term borrowings	266,499	209,070
Short-term FHLB advances	405,000	305,000
Long-term FHLB advances	1,042,804	1,002,943
Accrued expenses and other liabilities	98,836	76,682
Long-term debt	—	13,500

Total liabilities	4,629,693	4,395,467
Trust preferred securities	50,000	50,000
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 57,377,000 and 57,441,000, issued and outstanding, respectively	286,883	287,207
Capital surplus	38,081	40,633
Unearned compensation — restricted stock	(2,357)	(368)
Retained earnings	24,952	4,373
Accumulated other comprehensive income	3,703	883

Total shareholders’ equity	351,262	332,728

Total liabilities and shareholders’ equity	$5,030,955	$4,778,195

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest Income:
Loans, including fees	$62,944	$64,288	$125,880	$133,315
Investment securities	3,898	5,563	6,712	10,071

Total interest income	66,842	69,851	132,592	143,386

Interest Expense:
Deposits	14,432	19,064	29,926	39,704
Short-term borrowings	958	857	1,776	1,640
FHLB advances	14,512	13,653	28,311	27,861
Long-term debt	—	241	39	483

Total interest expense	29,902	33,815	60,052	69,688

Net interest income	36,940	36,036	72,540	73,698
Provision for loan losses	3,000	2,400	6,000	4,800

Net interest income after provision for loan losses	33,940	33,636	66,540	68,898

Noninterest Income:
Mortgage banking income	10,455	8,140	20,191	15,662
Service charges	2,735	2,017	5,387	4,006
Gain on sale of securities	432	417	880	818
Income from bank owned life insurance	1,320	—	2,615	—
Other noninterest income	555	1,423	1,285	2,088

Total noninterest income	15,497	11,997	30,358	22,574

Noninterest Expense:
Salaries and employee benefits	16,040	12,950	30,455	26,877
Occupancy expense of premises	2,496	2,485	5,139	4,972
Equipment expense	1,721	1,665	3,426	3,345
Other noninterest expense	6,444	5,757	12,063	11,460
Dividends on trust preferred securities and preferred stock of subsidiary	1,075	1,755	2,150	3,511

Total noninterest expense	27,776	24,612	53,233	50,165

Income before income taxes	21,661	21,021	43,665	41,307
Provision for income taxes	6,503	6,487	13,354	12,655

Net income	$15,158	$14,534	$30,311	$28,652

Basic earnings per share	$.26	$.25	$.53	$.49

Diluted earnings per share	$.26	$.24	$.52	$.48

Average common shares outstanding — diluted	58,287	59,562	58,294	59,367

Cash dividends declared per common share	$.085	$.077	$.170	$.155

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30 (In thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$30,311	$28,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,750	4,586
Net gains on sale of securities available for sale	(880)	(818)
Net gains on sale of commercial and residential real estate loans	(2,516)	(3,225)
Proceeds from sale of mortgage loans held for sale	1,561,896	1,437,819
Origination of mortgage loans held for sale	(1,380,650)	(886,804)
Net (increase) decrease in other assets	(10,058)	12,928
Net increase (decrease) in other liabilities	22,154	(50,857)
Other, net	(233)	(506)

Total adjustments	195,463	513,123

Net cash provided by operating activities	225,774	541,775

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	41,940	83,238
Proceeds from maturities/payments of securities available for sale	103,927	14,934
Purchases of securities available for sale	(264,568)	(192,590)
Proceeds from sale of commercial and residential real estate loans	89,256	115,874
Net increase in loans made to customers	(381,428)	(202,069)

Net cash used in investing activities	(410,873)	(180,613)

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits	28,282	(79,080)
Net increase in short-term borrowings	57,429	7,000
Net increase (decrease) in short-term FHLB advances	100,000	(360,000)
Proceeds from long-term FHLB advances	100,000	76,952
Payments on long-term FHLB advances	(60,139)	—
Payments on long-term debt	(13,500)	—
Net proceeds from issuance of common shares	6,056	4,310
Repurchase of common shares	(8,892)	(4,724)
Dividends paid on common shares	(9,786)	(9,051)

Net cash provided by (used in) financing activities	199,450	(364,593)

Net increase (decrease) in cash and cash equivalents	14,351	(3,431)
Cash and cash equivalents at beginning of period	75,625	76,734

Cash and cash equivalents at end of period	$89,976	$73,303

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

Note 2 — Principles of Consolidation
The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust I. The consolidated financial statements as of June 30, 2002, also include the accounts of Republic Bank’s wholly-owned subsidiary, D&N Capital Corporation. On July 22, 2002, the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash. Therefore, the consolidated balance sheet as of June 30, 2003 does not include D&N Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Mortgage servicing rights totaling $2.9 million at June 30, 2002 have been reclassified to other assets to conform to the current year presentation. In addition, for a consistent presentation, dividends on trust preferred securities and preferred stock of subsidiary for the three and six months ended June 30, 2002 have been reclassified to noninterest expense.

Note 3 — Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)	2003	2002

Cash paid during the period for:
Interest	$58,340	$69,607
Income taxes	$14,740	$12,984
Non-cash investing activities:
Loan charge-offs	$4,681	$4,737

Note 4 — Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Net income	$15,158	$14,534	$30,311	$28,652
Unrealized holding gains on securities, net of tax	$3,345	$3,770	$3,392	$4,655
Reclassification adjustment for gains included in net income, net of tax of $151, $146, $308 and $286, respectively	(281)	(271)	(572)	(532)

Net unrealized gains on securities, net of tax	3,064	3,499	2,820	4,123

Comprehensive income	$18,222	$18,033	$33,131	$32,775

Note 5 — Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	June 30, 2003	Dec. 31, 2002

Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	(5,402)	(4,907)

Net book value	$5,073	$5,568

Note 5 — Intangible Assets (Continued)
Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended June 30, 2003 and 2002, and $990,000 for the year ended December 31, 2002. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2003 and 2004. The Company expects core deposit intangible amortization expense for the year ended December 31, 2005 to be $936,000 and for each of the years ended December 31, 2006 and 2007 to be $823,000, respectively.

Note 6 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Net income	$15,158	$14,534	$30,311	$28,652
Denominator for basic earnings per share — weighted-average shares	57,459,138	58,493,862	57,499,791	58,411,081
Effect of dilutive securities:
Stock options	770,372	995,086	733,638	888,627
Warrants	57,542	72,565	60,953	67,002

Dilutive potential common shares	827,914	1,067,651	794,591	955,629

Denominator for diluted earnings per share — adjusted weighted-average shares for assumed conversions	58,287,052	59,561,513	58,294,382	59,366,710

Basic earnings per share	$.26	$.25	$.53	$.49

Diluted earnings per share	$.26	$.24	$.52	$.48

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

The following table presents the financial results of each business segment for the three and six months ended June 30, 2003 and 2002.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended June 30, 2003
Net interest income from external customers	$22,514	$(7,846)	$7,477	$14,795	$36,940
Internal funding	(8,966)	34,164	(3,327)	(21,871)	—

Net interest income	13,548	26,318	4,150	(7,076)	36,940
Provision for loan losses	2,508	473	69	(50)	3,000
Noninterest income	355	2,864	12,735	(457)	15,497
Noninterest expense	2,385	7,836	7,390	10,165	27,776

Income before taxes	9,010	20,873	9,426	(17,648)	21,661
Income taxes	3,215	7,447	3,299	(7,458)	6,503

Net income	$5,795	$13,426	$6,127	$(10,190)	$15,158

Depreciation and amortization	$30	$745	$704	$965	$2,444
Capital expenditures	$6	$431	$258	$500	$1,195
Net identifiable assets (in millions)	$1,457	$2,790	$630	$154	$5,031
Return on equity(1)	15.98%	40.39%	85.65%	n/m	17.46%
Return on assets	1.60%	1.92%	4.28%	n/m	1.25%
Efficiency ratio	17.15%	26.85%	43.77%	n/m	51.34%

Note 7 — Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended June 30, 2002
Net interest income from external customers	$24,157	$(12,089)	$6,627	$17,341	$36,036
Internal funding	(10,957)	37,937	(3,311)	(23,669)	—

Net interest income	13,200	25,848	3,316	(6,328)	36,036
Provision for loan losses	941	426	—	1,033	2,400
Noninterest income	786	2,089	6,948	2,174	11,997
Noninterest expense	2,196	7,623	6,522	6,516	22,857

Income before taxes	10,849	19,888	3,742	(11,703)	22,776
Preferred stock dividend	—	—	—	1,755	1,755
Income taxes	3,970	7,270	1,310	(6,063)	6,487

Net income	$6,879	$12,618	$2,432	$(7,395)	$14,534

Depreciation and amortization	$37	$792	$588	$1,050	$2,467
Capital expenditures	$6	$196	$156	$501	$859
Net identifiable assets (in millions)	$1,409	$2,782	$312	$(146)	$4,357
Return on equity(1)	19.77%	39.72%	49.00%	n/m	18.12%
Return on assets	1.98%	1.81%	2.45%	n/m	1.34%
Efficiency ratio	15.70%	27.29%	63.54%	n/m	48.00%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Six Months Ended June 30, 2003
Net interest income from external customers	$45,455	$(16,581)	$15,881	$27,785	$72,540
Internal funding	(18,300)	69,073	(7,236)	(43,537)	—

Net interest income	27,155	52,492	8,645	(15,752)	72,540
Provision for loan losses	4,562	704	137	597	6,000
Noninterest income	687	5,538	27,160	(3,027)	30,358
Noninterest expense	4,692	15,583	14,711	18,247	53,233

Income before taxes	18,588	41,743	20,957	(37,623)	43,665
Income taxes	6,632	14,893	7,335	(15,506)	13,354

Net income	$11,956	$26,850	$13,622	$(22,117)	$30,311

Depreciation and amortization	$62	$1,512	$1,349	$2,827	$5,750
Capital expenditures	$9	$1,020	$358	$1,037	$2,424
Net identifiable assets (in millions)	$1,457	$2,790	$630	$154	$5,031
Return on equity(1)	16.46%	40.53%	94.62%	n/m	17.67%
Return on assets	1.65%	1.92%	4.73%	n/m	1.28%
Efficiency ratio	16.85%	26.85%	41.09%	n/m	50.07%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Six Months Ended June 30, 2002
Net interest income from external customers	$48,452	$(25,928)	$18,407	$32,767	$73,698
Internal funding	(21,711)	77,664	(9,202)	(46,751)	—

Net interest income	26,741	51,736	9,205	(13,984)	73,698
Provision for loan losses	2,223	730	—	1,847	4,800
Noninterest income	1,076	4,087	14,254	3,157	22,574
Noninterest expense	4,647	15,811	13,711	12,485	46,654

Income before taxes	20,947	39,282	9,748	(25,159)	44,818
Preferred stock dividend	—	—	—	3,511	3,511
Income taxes	7,504	14,008	3,412	(12,269)	12,655

Net income	$13,443	$25,274	$6,336	$(16,401)	$28,652

Depreciation and amortization	$71	$1,590	$1,147	$1,778	$4,586
Capital expenditures	$18	$243	$298	$665	$1,224
Net identifiable assets (in millions)	$1,409	$2,782	$312	$(146)	$4,357
Return on equity(1)	19.58%	39.24%	44.61%	n/m	18.13%
Return on assets	1.96%	1.78%	2.23%	n/m	1.29%
Efficiency ratio	16.71%	28.32%	58.45%	n/m	48.88%

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

Note 9 — Stock Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. In the first six months of 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first six months of 2003 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2003.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income (as reported)	$15,158	$14,534	$30,311	$28,652
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	215	285	806	533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(659)	(1,234)	(1,179)

Net income (pro forma)	$14,955	$14,160	$29,883	$28,006

Basic earnings per share (as reported)	$.26	$.25	$.53	$.49
Basic earnings per share (pro forma)	.26	.24	.52	.48
Diluted earnings per share (as reported)	$.26	$.24	$.52	$.48
Diluted earnings per share (pro forma)	.26	.24	.51	.47

Note 10 — Legal Proceedings
D&N Bank, a federally insured institution acquired by the Company in May 1999 and merged into Republic Bank in December 2000, is a plaintiff, along with approximately 120 other institutions, in a currently pending claim and an appeal in the United States Court of Appeals for the Federal Circuit seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act’s mandatory phase-out of the regulatory capital treatment of supervisory goodwill. On July 25, 2003, the Bank filed an appeal through a Petition for Rehearing En Banc with the United States Court of Appeals for the Federal Circuit of the decision of the Court of Federal Claims granting summary judgment to the government on D&N Bank’s contract claims, which a Panel of the Court of Appeals affirmed on June 17, 2003. The ultimate outcome of this matter cannot be determined at this time, however, an adverse ruling as it relates to the Company would not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended June 30, 2003 of $15.2 million. This compares to net income of $14.5 million for the second quarter of 2002. Diluted earnings per share for the second quarter of 2003 were $.26, up 7% from $.24 earned in 2002. Annualized returns on average assets and shareholders’ equity for the quarter ended June 30, 2003 were 1.25% and 17.46%, respectively.

Net income for the six months ended June 30, 2003 was $30.3 million, compared to net income of $28.7 million earned for the same period in 2002. For the six month period ended June 30, 2003, diluted earnings per share were $0.52, an increase of 8% over the $0.48 earned in 2002. Annualized returns on average assets and shareholders’ equity for the first six months of 2003 were 1.28% and 17.67%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Table I and Table II on the following two pages, which identify and quantify the components impacting net interest income for the three and six months ended June 30, 2003 and 2002.

Net interest income, on a fully taxable equivalent (FTE) basis, was $37.7 million for the second quarter of 2003 compared to $37.2 million for the second quarter of 2002. The increase was primarily the result of an increase in the Company’s average interest-earning assets of $442 million. The average mortgage loans held for sale balance increased $113 million, or 44% for the second quarter of 2003 compared to 2002 and the average portfolio loan balance increased $413 million, or 12% during the second quarter of 2003 compared to 2002. The increase in interest-earning assets was offset by a decrease in securities available for sale of $84 million. Average total interest bearing liabilities increased $471 million for the second quarter of 2003 compared to 2002 primarily due to a $119 million increase in total average interest-bearing deposits, a $211 million increase in short-term borrowings and short-term FHLB advances and a $154 million increase in long-term FHLB advances.

The net interest margin (FTE) was 3.24% for the quarter ended June 30, 2003, a decrease of 29 basis points from 3.53% in 2002. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in interest-bearing liabilities primarily as a result of the Company’s asset sensitive position in the declining interest rate environment.

For the six months ended June 30, 2003, net interest income (FTE) was $73.7 million, compared to $76.1 million for the first half of 2002. The decrease was primarily the result of a decrease in the Company’s net interest margin. The net interest margin (FTE) for the six months ended June 30, 2003, declined 30 basis points to 3.23% from 3.53% for the comparable period in 2002. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in interest-bearing liabilities.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2002

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$338	$1	0.61%	$1,080	$4	1.32%
Mortgage loans held for sale	371,728	5,247	5.65	258,254	4,284	6.64
Securities available for sale	345,646	4,635	5.38	429,551	6,723	6.28
Portfolio loans(1):
Commercial loans	1,468,123	22,733	6.13	1,412,915	24,455	6.85
Residential real estate mortgage loans	1,879,731	26,115	5.56	1,517,138	25,222	6.65
Installment loans	582,712	8,849	6.09	587,731	10,327	7.05

Total loans, net of unearned income	3,930,566	57,697	5.85	3,517,784	60,004	6.80

Total interest-earning assets	4,648,278	67,580	5.80	4,206,669	71,015	6.73
Allowance for loan losses	(37,986)			(29,641)
Cash and due from banks	65,150			58,175
Other assets	164,785			99,858

Total assets	$4,840,227			$4,335,061

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$179,959	$161	0.36%	$161,398	$262	0.65%
Savings deposits	953,788	3,285	1.38	843,004	3,861	1.84
Time deposits	1,408,252	10,986	3.13	1,418,331	14,941	4.23

Total interest-bearing deposits	2,541,999	14,432	2.28	2,422,733	19,064	3.16
Short-term borrowings	283,163	958	1.34	183,828	857	1.84
Short-term FHLB advances	275,330	1,037	1.49	163,758	1,410	3.41
Long-term FHLB advances	1,031,727	13,475	5.17	877,881	12,243	5.52
Long-term debt	—	—	—	13,500	241	7.15

Total interest-bearing liabilities	4,132,219	29,902	2.88	3,661,700	33,815	3.68

Noninterest-bearing deposits	273,858			230,346
Other liabilities	36,980			43,408

Total liabilities	4,443,057			3,935,454
Trust preferred securities and preferred stock of subsidiary	50,000			78,719
Shareholders’ equity	347,170			320,888

Total liabilities and shareholders’ equity	$4,840,227			$4,335,061

Net interest income/rate spread (FTE)		$37,678	2.92%		$37,200	3.05%

Net interest margin (FTE)			3.24%			3.53%

Increase (decrease) due to change in:	Volume(2)		Rate(2)		Net Change

Short-term investments	$(2)		$(1)		$(3)
Mortgage loans held for sale	1,673		(710)		963
Securities available for sale	(1,205)		(883)		(2,088)
Portfolio loans(1):
Commercial loans	911		(2,633)		(1,722)
Residential real estate mortgage loans	5,434		(4,541)		893
Installment loans	(87)		(1,391)		(1,478)

Total loans, net of unearned income	6,258		(8,565)		(2,307)

Total interest income	6,724		(10,159)		(3,435)
Interest-bearing demand deposits	27		(128)		(101)
Savings deposits	470		(1,046)		(576)
Time deposits	(106)		(3,849)		(3,955)

Total interest-bearing deposits	391		(5,023)		(4,632)
Short-term borrowings	373		(272)		101
Short-term FHLB advances	656		(1,029)		(373)
Long-term FHLB advances	2,033		(801)		1,232
Long-term debt	(241)		—		(241)

Total interest expense	3,212		(7,125)		(3,913)

Net interest income	$3,512		$(3,034)		$478

(1) Non-accrual loans and overdrafts are included in average balances.

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II — Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$282	$2	1.09%	$924	$8	1.80%
Mortgage loans held for sale	404,546	11,517	5.69	411,163	13,715	6.67
Securities available for sale	308,540	7,891	5.16	398,415	12,451	6.30
Portfolio loans(1):
Commercial loans	1,471,111	45,891	6.20	1,394,752	49,071	7.00
Residential real estate mortgage loans	1,784,837	50,528	5.66	1,505,893	49,820	6.62
Installment loans	585,274	17,944	6.18	586,146	20,709	7.12

Total loans, net of unearned income	3,841,222	114,363	5.95	3,486,791	119,600	6.85

Total interest-earning assets	4,554,590	133,773	5.87	4,297,293	145,774	6.78
Allowance for loan losses	(37,251)			(29,463)
Cash and due from banks	64,716			59,090
Other assets	164,601			103,181

Total assets	$4,746,656			$4,430,101

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$178,200	$347	0.39%	$158,834	$504	0.64%
Savings deposits	941,722	7,033	1.51	838,077	7,556	1.82
Time deposits	1,429,920	22,546	3.18	1,463,308	31,644	4.36

Total interest-bearing deposits	2,549,842	29,926	2.37	2,460,219	39,704	3.25
Short-term borrowings	263,253	1,776	1.34	176,597	1,640	1.85
Short-term FHLB advances	227,072	1,730	1.52	249,127	3,860	3.08
Long-term FHLB advances	1,012,054	26,581	5.22	862,739	24,001	5.53
Long-term debt	1,125	39	6.93	13,500	483	7.15

Total interest-bearing liabilities	4,053,346	60,052	2.97	3,762,182	69,688	3.71

Noninterest-bearing deposits	262,403			229,156
Other liabilities	37,844			43,922

Total liabilities	4,353,593			4,035,260
Trust preferred securities and preferred stock of subsidiary	50,000			78,719
Shareholders’ equity	343,063			316,122

Total liabilities and shareholders’ equity	$4,746,656			$4,430,101

Net interest income/rate spread (FTE)		$73,721	2.90%		$76,086	3.07%

Net interest margin (FTE)			3.23%			3.53%

Increase (decrease) due to change in:	Volume(2)		Rate(2)		Net Change

Short-term investments	$(4)		$(2)		$(6)
Mortgage loans held for sale	(217)		(1,981)		(2,198)
Securities available for sale	(2,530)		(2,030)		(4,560)
Portfolio loans(1):
Commercial loans	2,584		(5,764)		(3,180)
Residential real estate mortgage loans	8,505		(7,797)		708
Installment loans	(31)		(2,734)		(2,765)

Total loans, net of unearned income	11,058		(16,295)		(5,237)

Total interest income	8,307		(20,308)		(12,001)
Interest-bearing demand deposits	57		(214)		(157)
Savings deposits	873		(1,396)		(523)
Time deposits	(707)		(8,391)		(9,098)

Total interest-bearing deposits	223		(10,001)		(9,778)
Short-term borrowings	664		(528)		136
Short-term FHLB advances	(317)		(1,813)		(2,130)
Long-term FHLB advances	3,967		(1,387)		2,580
Long-term debt	(429)		(15)		(444)

Total interest expense	4,108		(13,744)		(9,636)

Net interest income	$4,199		$(6,564)		$(2,365)

(1) Non-accrual loans and overdrafts are included in average balances.

(2) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income
Total noninterest income increased $3.5 million, or 29%, for the quarter ended June 30, 2003, compared to the same period in 2002. The increase was primarily due to higher levels of service charges, mortgage banking income, and income from bank owned life insurance. Service charges were $2.7 million for the second quarter of 2003, an increase of $718,000, or 36%, due primarily to an increase in service fees. Mortgage banking income increased due to higher levels of loan fundings of loans sold into the secondary market offset by lower gross margins. Additionally, the Company had income of $1.3 million from bank owned life insurance, which is used to fund future employee benefit costs.

For the six months ended June 30, 2003, total noninterest income increased $7.8 million, or 34%, compared to the same period in 2002. This increase was also primarily due to higher levels of service charges, mortgage banking income and income from bank owned life insurance.

Mortgage Banking Income
The Company closed $1.3 billion in single-family residential mortgage loans in the second quarter of 2003, an increase of 96% compared to $668 million closed in the same period last year. During the first half of 2003, mortgage loan closings were $2.30 billion, an increase of 66% compared to $1.38 billion for the comparable period in 2002. Mortgage loan volumes during 2003 increased primarily due to the decrease in interest rates which resulted in a higher level of mortgage refinance activity. Refinancings for the second quarter of 2003 represented approximately 71% of total closings compared to 38% in the second quarter of 2002. During the first half of 2003, refinancings represented 73% of total closings compared to 48% for the first half of 2002.

For the three months ended June 30, 2003, mortgage banking income increased $2.3 million, or 28%, to $10.5 million from $8.1 million a year earlier. The increase is primarily due to higher funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $702 million during the second quarter of 2003 compared to $596 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.00% for the second quarter of 2003, compared to 2.15% for the second quarter 2002.

For the six months ended June 30, 2003, mortgage banking income increased $4.5 million, or 29%, compared to the first half of 2002. The increase is primarily due to higher funding levels of loans sold into the secondary market and an improved ratio of mortgage loan production income to mortgage loans held for sale fundings. For the six months ended June 30, 2003, mortgage loans held for sale fundings totaled $1.56 billion compared to $1.48 billion during the first six months of 2002. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 1.98% for the first six months of 2003, compared to 1.95% for the comparable period in 2002.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $14.1 million and $12.8 million for the second quarter of 2003 and 2002, respectively, and $30.9 million and $28.0 million for the six months ended June 30, 2003 and 2002, respectively. Commissions and incentives paid were $12.1 million and $6.6 million for the second quarters of 2003 and 2002, respectively, and $20.3 million and $12.0 million for the six months ended June 30, 2003 and 2002, respectively. For the second quarter of 2003, the SFAS 91 credit to mortgage banking income totaled $6.7 million compared to a SFAS 91 credit of $37,000 for the second quarter of 2002. For the first half of 2003, the SFAS 91 credit totaled $7.4 million compared to a SFAS 91 debit of $2.8 million for the first half of 2002.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $1.8 million and $1.9 million for the second quarters of 2003 and 2002, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. Mortgage loan portfolio sales totaled $65.9 million and $63.5 million for the second quarters of 2003 and 2002, respectively, and $83.7 million and $102.1 million for the six months ended June 20, 2003 and 2002, respectively.

During the quarter ended June 30, 2003, the Company had mortgage loan applications of $1.8 billion and at June 30, 2003, the Company’s mortgage loan pipeline of applications in process was $991 million. Subsequently, the composite 30-year fixed mortgage interest rate has increased over 100 basis points from historic lows reached during the quarter ended June 30, 2003. Consequently, the Company anticipates that mortgage applications for the quarter ended September 30, 2003 will range from $800 to $900 million.

Noninterest Expense
Total noninterest expense for the quarter ended June 30, 2003 increased $3.2 million, to $27.8 million compared to $24.6 million for the second quarter of 2002 due primarily to an increase in salaries and employee benefits. Total noninterest expense for the six months ended June 30, 2003, increased $3.0 million to $53.2 million compared to $50.2 million in 2002 due primarily to an increase in salaries and employee benefits, partially offset by a decrease in dividends on preferred stock of subsidiary resulting from the 2002 redemption of D&N Capital Corporation 9% Noncumulative Preferred Stock. The increase in salaries and employee benefits for the quarter and six months ended June 30, 2003 reflects a higher level of incentive accruals driven by the strong results for each business line and above peer group results in earnings per share and return on equity for the Company.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 2003, the Company had $5.03 billion in total assets, an increase of $253 million, or 5%, from $4.78 billion at December 31, 2002. The increase is primarily the result of an increase in the Company’s total portfolio loans and securities available for sale, partially offset by a decrease in mortgage loans held for sale.

Securities
Investment securities available for sale increased $123 million, to $372 million, representing 7.4% of total assets at June 30, 2003. At December 31, 2002, the investment securities portfolio totaled $249 million, or 5.2% of total assets. During the first half of 2003, the Company sold $41.1 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $918,388 and $38,019, respectively. During the first half of 2003, the Company had $44.9 million of government agency securities that were called prior to the maturity date.

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The debt securities portfolio is comprised primarily of municipal securities and government agency securities. Fixed rate securities within the portfolio, excluding municipal securities, totaled $65.8 million and $65.7 million at June 30, 2003 and December 31, 2002, respectively.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at June 30, 2003:

	Securities Available for Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt Securities:
Government agency securities	$86,903	$549	$—	$87,452
Collateralized mortgage obligations	15,391	—	144	15,247
Mortgage-backed securities	5,572	145	30	5,687
Municipal and other securities	179,134	5,344	166	184,312

Total debt securities	287,000	6,038	340	292,698
Investment in FHLB	79,534	—	—	79,534

Total securities available for sale	$366,534	$6,038	$340	$372,232

Certain securities having a carrying value of approximately $6.0 million and $76.9 million at June 30, 2003 and December 31, 2002, respectively, were pledged to secure FHLB advances and public deposits as required by law.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $480 million at June 30, 2003, a decrease of $181 million from $661 million at December 31, 2002. The decrease was primarily due to a decrease in residential mortgage loan closings during the second quarter of 2003 of $1.3 billion compared to $1.4 billion closed during the fourth quarter of 2002 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). In addition, $326 million of mortgage loan closings during the second quarter 2003 were portfolio loan closings compared to $235 million during the fourth quarter of 2002.

Portfolio Loans
Total portfolio loans were $3.95 billion at June 30, 2003, an increase of $298 million from $3.66 billion at December 31, 2002. The increase was primarily due to increases in the residential real estate mortgage loan balance. The residential portfolio loan balance increased $300 million during the first half of 2003 due to the addition of $761 million of fixed rate and variable rate residential loan closings which were offset by $461 million in mortgage principal payments and paid-off residential loans. During the six months ended June 30, 2003 and 2002, the Company closed $20.9 million and $25.1 million in Small Business Administration (SBA) loans, respectively. The Company sold $3.0 million and $10.5 million of the guaranteed portion of SBA loans in the first six months of 2003 and 2002, respectively, resulting in corresponding gains of $291,000 and $750,000, respectively.

Portfolio Loans (Continued)
The commercial portfolio loan balance at June 30, 2003 was $1.48 billion, compared to $1.47 billion at December 31, 2002.

The consumer direct installment loan portfolio increased $5.3 million during the first half of 2003 due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $14.7 million during the first half of 2003 due to the anticipated pay-off of these loans.

The following table provides further information regarding the Company’s loan portfolio:

	June 30, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial loans:
Commercial and industrial	$44,352	1.1%	$48,509	2.0%
Commercial real estate mortgage	1,432,456	36.2	1,420,758	37.4

Total commercial loans	1,476,808	37.3	1,469,267	39.4
Residential real estate mortgages	1,894,246	47.9	1,593,929	43.7
Installment loans:
Consumer direct	561,782	14.2	556,507	14.4
Consumer indirect	22,162	0.6	36,840	2.5

Total installment loans	583,944	14.8	593,347	16.9

Total portfolio loans	$3,954,998	100.0%	$3,656,543	100.0%

Credit Quality
The Company attempts to minimize credit risk in the loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans and home equity loans). As of June 30, 2003, such loans comprised approximately 97% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less and secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Non-Performing Assets:
Non-accrual loans:
Commercial	$16,696	$19,167
Residential real estate mortgages	10,534	15,215
Installment	1,523	2,876

Total non-accrual loans	28,753	37,258
Restructured loans	—	2,309
Other real estate owned	3,456	2,904

Total non-performing assets	$32,209	$42,471

Non-performing assets as a percentage of:
Portfolio loans and OREO	.81%	1.16%
Portfolio loans, mortgage loans held for sale and OREO	.73%	.98%
Total assets	.64%	.89%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$—

At June 30, 2003, approximately $23.4 million, or .53% of total loans were 30-89 days delinquent, compared to $26.5 million, or .61%, at December 31, 2002. The Company also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors. As of June 30, 2003, total loans on the watch list, excluding those categorized as non-accrual loans, were $45.7 million, or 1.16% of total portfolio loans, compared to $33.3 million, or .90% of total portfolio loans at December 31, 2002. The increase of total loans on the watch list, which is primarily due to an increase in commercial loans, may result in an increase in commercial delinquencies, non-accrual loans or restructured loans in the second half of 2003.

Provision and Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

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

During the six months ended June 30, 2003, the Company recorded provision for loan losses of $6.0 million, an increase of $1.2 million from the comparable period in 2002. The increase in 2003 was deemed necessary by management as a result of higher non-accrual commercial loan balances and higher commercial loan charge-off ratios in the first half of 2003 as compared to the first half of 2002 as well as the increase in the loan portfolio balance as compared to June 30, 2002. The Company anticipates that the provision for loan losses and net charge-offs for the quarter ended September 30, 2003 to be in the range of amounts recorded during each of the first two quarters of 2003.

Provision and Allowance for Loan Losses (Continued)
The following table provides an analysis of the allowance for loan losses:

	Six Months Ended
	June 30,

(Dollars in thousands)	2003	2002

Allowance for loan losses:
Balance at January 1	$36,077	$29,157
Loans charged off	(4,681)	(4,737)
Recoveries of loans previously charged off	873	650

Net charge-offs	(3,808)	(4,087)
Provision charged to expense	6,000	4,800

Balance at June 30	$38,269	$29,870

Annualized net charge-offs as a percentage of average loans (including loans held for sale)	.18%	.21%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.97%	.84%
Allowance for loan losses as a percentage of non-performing loans	133.10%	103.44%

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At June 30, 2003 and December 31, 2002, no liability is recorded for the commitments to extend credit or the standby letters of credit.

At June 30, 2003, the Company had outstanding $541 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

Off-Balance Sheet Instruments (Continued)
At June 30, 2003, the Company had outstanding mandatory forward commitments to sell $974 million of residential mortgage loans, which includes put options on 10-year treasury futures with a notional amount of $5 million. These mandatory forward commitments covered $459 million of mortgage loans held for sale and $515 million of Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 2003 without producing any material gains or losses.

The Company implemented FAS 133, as amended effective January 1, 2001. For the quarter ended June, 2003, the impact of FAS 133 on net income was immaterial.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at June 30, 2003 and December 31, 2002.

	June 30,	December 31,
(In thousands)	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$516,826	$340,615
Commitments to fund commercial real estate loans	248,336	142,332
Other unused commitments to extend credit, primarily revolving consumer loans	387,518	374,692
Standby letters of credit	47,967	46,480
Financial instruments subject to interest rate risk:
Residential real estate loan applications with agreed-upon rates	541,033	181,042
Forward commitments to sell residential real estate mortgage loans	973,900	789,037

LIABILITIES

Total liabilities were $4.63 billion at June 30, 2003, a $234 million, or 5% increase from $4.40 billion at December 31, 2002. This increase was primarily due to increases in core deposits, federal funds purchased and short-term and long-term FHLB advances.

Deposits
Total deposits increased $28 million, or 1%, to $2.82 billion at June 30, 2003 from $2.79 billion at December 31, 2002. Noninterest bearing deposits increased $38.2 million, or 15%; NOW and savings and money market accounts increased $64.7 million, or 6%; and certificates of deposit decreased $74.6 million, or 5%, for the period.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 2003 and the year ended December 31, 2002, were as follows:

	June 30, 2003			December 31, 2002

			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period

Federal funds purchased	$266,000	$262,967	1.34%	$208,500	$201,621	1.77%
Other short-term borrowings	499	286	1.07	570	508	1.38

Total short-term borrowings	$266,499	$263,253	1.34%	$209,070	$202,129	1.75%

At June 30, 2003 and December 31, 2002, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at June 30, 2003 and December 31, 2002, were as follows:

	June 30, 2003		December 31, 2002

		Average		Average
	Ending	Rate At	Ending	Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End

Short-term FHLB advances	$405,000	1.36%	$305,000	1.33%
Long-term FHLB advances	1,042,804	5.13	1,002,943	5.30

Total	$1,447,804	4.08%	$1,307,943	4.37%

The long-term FHLB advances have original maturities ranging from July 2003 to October 2017.

CAPITAL
Shareholders’ equity was $351 million at June 30, 2003, an $18 million, or 6%, increase from $333 million at December 31, 2002. This increase primarily resulted from the retention of $20.5 million in earnings after the payment of dividends. Capital was utilized through the repurchase of 707,500 shares of common stock during the first six months of 2003 which more than offset an increase in accumulated other comprehensive income and the issuance of common shares through the exercise of stock options and shares granted to employees under the incentive stock plan.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines require minimum capital ratios of 8.00% for Total risk-based capital, 4.00% for Tier 1 risk-based capital and 3.00% for Tier 1 leverage. To be considered well-capitalized under the regulatory framework, minimum capital ratios of 10.00% for Total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage must be maintained.

As of June 30, 2003, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company’s capital ratios were as follows:

	June 30,	December 31,
	2003	2002

Total capital to risk-weighted assets (1)	12.50%	12.26%
Tier 1 capital to risk-weighted assets (1)	11.38	11.18
Tier 1 capital to average assets (1)	8.09	7.81

(1)	As defined by the regulations.

As of June 30, 2003, the Company’s total risk-based capital was $429 million and Tier 1 risk-based capital was $391 million, an excess of $86 million and $185 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

ACCOUNTING AND FINANCIAL REPORTING DEVELOPMENTS (Continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The requirements of the statement are effective July 1, 2003 and restatement is not permitted. Beginning July 1, 2003, SFAS 150 will require the Company to reclassify its trust preferred securities balance of $50 million as long-term debt and the dividends paid on its trust preferred securities as interest expense. The requirements of SFAS 150 will not impact the Company’s net income or earnings per share, however, the reclassification to interest expense will decrease its net interest margin by approximately 9 basis points.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides principles on how to identify variable interest entities (VIEs), and requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company must apply the provisions of FIN 46 to its existing variable interests in a VIE no later than July 1, 2003. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations. As a result of adoption, the Company expects that it will need to deconsolidate its trust preferred securities subsidiary. Deconsolidation of this subsidiary will not change the classification of this debt, but will change the description from trust preferred securities to subordinated debt. Banking regulators announced that, “until notice is given to the contrary,” this debt would continue to qualify as Tier 1 Capital.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Guarantees subject to the disclosure requirements of FIN 45 but not to the recognition provisions include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Instruments. The requirements of FIN 45 did not have a material impact on the financial position or results of operations for the quarter ended June 30, 2003.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words “believes,” “expects,” “plans,” “anticipates,” “estimates,” “seeks,” “intends,” “outlook,” “forecast,” “target,” “project,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “trends,” and variations of such words and similar expressions we are making forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com, or in our press releases, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general political, industry and economic conditions, either domestically or internationally, that are worse than expected;

•	adverse developments concerning credit quality in our business segments that may result in increases in our provisions for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods.

The primary objective of asset and liability management is to maintain stability in the level of net interest income by producing an appropriate yield and maturity mix of assets and liabilities within the interest rate risk limits set by the Company’s Asset and Liability Management Committee (ALCO) and consistent with projected liquidity needs and capital adequacy requirements.

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

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. While each of these interest rate risk measurements has limitations, the Company believes that evaluating these measures together provides a reasonably comprehensive view of the Company’s exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2003 the Company’s cumulative one-year gap was a positive 14.81% of total earning assets.

The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that permit a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to +15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. Management also believes that this range complements the Company’s strong retail mortgage banking franchise.

Earnings Simulation Modeling: On a monthly basis, Management uses an earnings simulation model to estimate the effects of various hypothetical changes in interest rates on the Company’s projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

As of June 30, 2003, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	5.17%	3.37%	1.77%	-0.89%	-1.41%	-6.85%

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

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 10 of this report.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s internal controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Disclosure Controls And Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in collecting such information and in processing, summarizing and disclosing such information.

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

In the ordinary course of business, the Company and its subsidiaries are parties to certain routine litigation. Based on current knowledge and after consultation with legal counsel, management believes that the aggregate liabilities, if any, arising from such legal proceedings would not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

*Filed herewith

(b)	Reports on Form 8-K

On April 15, 2003, the Company filed a report on Form 8-K reporting that the Company released its first quarter results on April 14, 2003 and held a conference call on April 15, 2003 to discuss the earnings release. The press release was included as an exhibit.

On April 22, 2003, the Company filed a report on Form 8-K reporting that on April 22, 2003, the Company announced that it would be added to Standard & Poor’s S&P SmallCap 600 Index after the close of trading on April 23, 2003.

On May 19, 2003, the Company filed a report on Form 8-K reporting that on May 15, 2003, the Company announced that its Board of Directors declared a $.085 per share cash dividend to shareholders of record as of June 6, 2003 and payable July 7, 2003.

On June 6, 2003, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation on June 5, 2003 at the Keefe, Bruyette & Woods, Inc. Midwestern Bank Conference in Chicago, Illinois. A slide presentation was included by exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC. (Registrant)

Date: August 13, 2003	BY:	/s/ Thomas F. Menacher Thomas F. Menacher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
*Filed herewith