Form 10-Q
period 2003-09-30
REPUBLIC BANCORP INC
filed 2003-11-13
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission File Number:	0-15734

REPUBLIC BANCORP INC

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

☑ Yes	☐ No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2003:
Common Stock, $5 Par Value Per Share	57,751,962 Shares

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2003
	and December 31, 2002	3

	Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6 - 9

Item 2	Management’s Discussion and Analysis of
	Results of Operations and Financial Condition	10 - 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 6	Exhibits and Reports on Form 8-K	24

SIGNATURE		25

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$76,566	$75,625
Mortgage loans held for sale	391,369	660,999
Securities available for sale (amortized cost of $464,549 and $169,098, respectively)	459,933	170,456
Loans	3,999,974	3,656,543
Less allowance for loan losses	(39,212)	(36,077)

Net loans	3,960,762	3,620,466
Federal Home Loan Bank stock (at cost)	80,502	78,475
Premises and equipment	26,564	27,790
Bank owned life insurance	106,858	87,192
Other assets	57,771	57,192

Total assets	$5,160,325	$4,778,195

LIABILITIES
Noninterest-bearing deposits	$287,640	$260,634
Interest-bearing deposits:
NOW accounts	183,195	176,366
Savings and money market accounts	1,110,161	910,863
Certificates of deposit	1,340,925	1,440,409

Total interest-bearing deposits	2,634,281	2,527,638

Total deposits	2,921,921	2,788,272
Federal funds purchased and other short-term borrowings	483,136	209,070
Short-term FHLB advances	250,000	305,000
Long-term FHLB advances	1,026,529	1,002,943
Accrued expenses and other liabilities	73,437	76,682
Long-term debt	—	13,500

Total liabilities	4,755,023	4,395,467
Trust preferred securities	50,000	50,000
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 57,427,000 and 57,441,000, issued and outstanding, respectively	287,133	287,207
Capital surplus	37,953	40,633
Unearned compensation — restricted stock	(2,058)	(368)
Retained earnings	35,274	4,373
Accumulated other comprehensive (loss) income	(3,000)	883

Total shareholders’ equity	355,302	332,728

Total liabilities and shareholders’ equity	$5,160,325	$4,778,195

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest Income:
Loans, including fees	$62,004	$65,120	$187,884	$198,435
Interest on securities and FHLB stock dividends	4,556	5,355	11,268	15,426

Total interest income	66,560	70,475	199,152	213,861

Interest Expense:
Deposits	13,172	18,209	43,098	57,913
Short-term borrowings	1,056	1,008	2,832	2,648
FHLB advances	14,847	14,481	43,158	42,342
Long-term debt	—	241	39	724

Total interest expense	29,075	33,939	89,127	103,627

Net interest income	37,485	36,536	110,025	110,234
Provision for loan losses	3,000	6,200	9,000	11,000

Net interest income after provision for loan losses	34,485	30,336	101,025	99,234

Noninterest Income:
Mortgage banking income	10,567	7,715	30,758	23,101
Service charges	2,972	2,484	8,359	6,490
Gain on sale of securities	619	1,933	1,499	2,751
Income from bank owned life insurance	1,432	874	4,047	874
Other noninterest income	560	1,135	1,845	3,499

Total noninterest income	16,150	14,141	46,508	36,715

Noninterest Expense:
Salaries and employee benefits	15,847	13,535	46,302	40,412
Occupancy expense of premises	2,542	2,467	7,681	7,439
Equipment expense	1,752	1,750	5,178	5,095
Other noninterest expense	7,106	5,290	19,169	16,750
Dividends on trust preferred securities and preferred stock of subsidiary	1,075	1,242	3,225	4,753

Total noninterest expense	28,322	24,284	81,555	74,449

Income before income taxes	22,313	20,193	65,978	61,500
Provision for income taxes	6,523	5,910	19,877	18,565

Net Income	$15,790	$14,283	$46,101	$42,935

Basic earnings per share	$.28	$.25	$.80	$.74

Diluted earnings per share	$.27	$.24	$.79	$.72

Average common shares outstanding — diluted	58,259	59,038	58,283	59,250

Cash dividends declared per common share	$.095	$.077	$.265	$.232

     See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30 (In thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$46,101	$42,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,023	8,078
Net gains on sale of securities available for sale	(1,499)	(2,751)
Net gains on sale of commercial and residential real estate loans	(3,235)	(4,069)
Proceeds from sale of mortgage loans held for sale	2,531,599	1,756,447
Origination of mortgage loans held for sale	(2,261,969)	(1,549,240)
Net (increase) decrease in other assets	(21,179)	14,801
Net decrease in other liabilities	(3,245)	(15,854)
Other, net	3,136	4,116

Total adjustments	251,631	211,528

Net cash provided by operating activities	297,732	254,463

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	54,764	211,455
Proceeds from maturities/payments of securities available for sale	116,915	42,682
Purchases of securities available for sale	(454,477)	(250,528)
Purchases of FHLB stock	(2,027)	(1)
Purchase/additions of bank owned life insurance	(16,500)	(85,000)
Proceeds from sale of commercial and residential real estate loans	122,138	158,772
Net increase in loans made to customers	(458,434)	(463,298)
Premises and equipment expenditures	(3,470)	(2,168)

Net cash used in investing activities	(641,091)	(388,086)

Cash Flows From Financing Activities:
Net increase in total deposits	133,649	75,791
Net increase in short-term borrowings	274,066	49,000
Net decrease in short-term FHLB advances	(55,000)	(125,000)
Proceeds from long-term FHLB advances	100,000	192,952
Payments on long-term FHLB advances	(76,414)	—
Payments on long-term debt	(13,500)	—
Redemption of preferred stock of subsidiary	—	(30,250)
Net proceeds from issuance of common shares	8,918	4,477
Repurchase of common shares	(12,751)	(12,760)
Dividends paid on common shares	(14,668)	(13,571)

Net cash provided by financing activities	344,300	140,639

Net increase in cash and cash equivalents	941	7,016
Cash and cash equivalents at beginning of period	75,625	76,734

Cash and cash equivalents at end of period	$76,566	$83,750

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

Note 2 — Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc., its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., CAS Properties, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.) and Republic Capital Trust I. The consolidated statements of income and cash flows for the three and nine months ended September 30, 2002, also include the accounts of Republic Bank’s wholly-owned subsidiary, D&N Capital Corporation. On July 22, 2002, the Company redeemed all 1,210,000 issued and outstanding shares of D&N Capital Corporation’s 9.0% Noncumulative Preferred Stock, Series A (liquidation preference $25.00 per share) at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash. All significant intercompany accounts and transactions have been eliminated in consolidation.

On the consolidated balance sheets, Federal Home Loan Bank (FHLB) stock totaling $78.5 million has been reclassified at December 31, 2002 from securities available for sale to Federal Home Loan Bank stock, at cost, to conform to the current period presentation. In addition, on the consolidated statements of cash flows, mortgage servicing rights totaling $2.8 million at September 30, 2002 have been reclassified to other assets to conform to the current year presentation.

Note 3 — Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)	2003	2002

Cash paid during the period for:
Interest	$90,141	$99,138
Income taxes	$19,624	$18,626
Non-cash investing activities:
Loan charge-offs	$7,182	$8,077

Note 4 — Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Net income	$15,790	$14,283	$46,101	$42,935
Unrealized holding (losses) gains on securities, net of tax	$(6,301)	$3,967	$(2,909)	$8,622
Reclassification adjustment for gains included in net income, net of tax of $217, $677, $525 and $963, respectively	(402)	(1,256)	(974)	(1,788)

Net unrealized (losses) gains on securities, net of tax	(6,703)	2,711	(3,883)	6,834

Comprehensive income	$9,087	$16,994	$42,218	$49,769

Note 5 — Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	(5,649)	(4,907)

Net book value	$4,826	$5,568

Note 5 — Intangible Assets (Continued)

Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended September 30, 2003 and 2002, and $990,000 for the year ended December 31, 2002. The Company expects core deposit intangible amortization expense to be $990,000 for each of the years ending December 31, 2003 and 2004. The Company expects core deposit intangible amortization expense for the year ended December 31, 2005 to be $936,000 and for each of the years ended December 31, 2006 and 2007 to be $823,000, respectively.

Note 6 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Net income	$15,790	$14,283	$46,101	$42,935
Denominator for basic earnings per share — weighted-average shares	57,410,468	58,199,708	57,469,689	58,339,849
Effect of dilutive securities:
Stock options	789,018	773,190	752,301	844,256
Warrants	60,004	64,884	60,634	66,288

Dilutive potential common shares	849,022	838,074	812,935	910,544

Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	58,259,490	59,037,782	58,282,624	59,250,393

Basic earnings per share	$.28	$.25	$.80	$.74

Diluted earnings per share	$.27	$.24	$.79	$.72

Note 7 — Segment Information

The Company’s operations are managed as three major business segments: (1) commercial banking, (2) retail banking, and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and outside funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources and operation costs.

In 2003, the allocated capital to the retail banking segment was decreased to 5% of total deposits compared to 10% in 2002. All prior period amounts have been restated to conform to the current year presentation.

The following table presents the financial results of each business segment for the three and nine months ended September 30, 2003 and 2002.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended September 30, 2003
Net interest income from external customers	$21,538	$(6,997)	$8,889	$14,055	$37,485
Internal funding	(8,282)	32,683	(3,777)	(20,624)	—

Net interest income	13,256	25,686	5,112	(6,569)	37,485
Provision for loan losses	2,370	276	68	286	3,000
Noninterest income	103	3,082	14,953	(1,988)	16,150
Noninterest expense	2,659	8,121	7,857	9,685	28,322

Income before taxes	8,330	20,371	12,140	(18,528)	22,313
Income taxes	2,972	7,268	4,249	(7,966)	6,523

Net income	$5,358	$13,103	$7,891	$(10,562)	$15,790

Depreciation and amortization	$29	$740	$496	$1,008	$2,273
Capital expenditures	$44	$544	$91	$367	$1,046
Net identifiable assets (in millions)	$1,454	$2,784	$572	$350	$5,160
Return on equity(1)	14.77%	39.63%	93.05%	n/m	17.95%
Return on assets	1.48%	1.89%	4.64%	n/m	1.24%
Efficiency ratio	19.90%	28.23%	39.16%	n/m	51.39%

Note 7 — Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Three Months Ended September 30, 2002
Net interest income from external customers	$24,676	$(10,745)	$6,337	$16,268	$36,536
Internal funding	(10,627)	37,576	(3,156)	(23,793)	—

Net interest income	14,049	26,831	3,181	(7,525)	36,536
Provision for loan losses	2,354	357	—	3,489	6,200
Noninterest income	341	2,691	10,567	542	14,141
Noninterest expense	2,710	8,040	6,944	6,590	24,284

Income before taxes	9,326	21,125	6,804	(17,062)	20,193
Income taxes	3,341	7,537	2,381	(7,349)	5,910

Net income	$5,985	$13,588	$4,423	$(9,713)	$14,283

Depreciation and amortization	$36	$785	$657	$2,014	$3,492
Capital expenditures	$20	$70	$177	$677	$944
Net identifiable assets (in millions)	$1,453	$2,931	$697	$(166)	$4,915
Return on equity(1)	16.65%	41.86%	83.85%	n/m	17.33%
Return on assets	1.66%	1.91%	4.19%	n/m	1.25%
Efficiency ratio	18.83%	27.23%	50.51%	n/m	47.27%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Nine Months Ended September 30, 2003
Net interest income from external customers	$66,993	$(23,578)	$24,770	$41,840	$110,025
Internal funding	(26,582)	101,756	(11,013)	(64,161)	—

Net interest income	40,411	78,178	13,757	(22,321)	110,025
Provision for loan losses	6,932	980	205	883	9,000
Noninterest income	790	8,620	42,113	(5,015)	46,508
Noninterest expense	7,351	23,704	22,568	27,932	81,555

Income before taxes	26,918	62,114	33,097	(56,151)	65,978
Income taxes	9,604	22,161	11,584	(23,472)	19,877

Net income	$17,314	$39,953	$21,513	$(32,679)	$46,101

Depreciation and amortization	$91	$2,252	$1,845	$3,835	$8,023
Capital expenditures	$53	$1,564	$449	$1,404	$3,470
Net identifiable assets (in millions)	$1,454	$2,784	$572	$350	$5,160
Return on equity(1)	15.90%	40.23%	94.04%	n/m	17.77%
Return on assets	1.59%	1.91%	4.70%	n/m	1.26%
Efficiency ratio	17.84%	27.31%	40.39%	n/m	50.52%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated

For the Nine Months Ended September 30, 2002
Net interest income from external customers	$73,128	$(36,673)	$24,744	$49,035	$110,234
Internal funding	(32,338)	115,240	(12,358)	(70,544)	—

Net interest income	40,790	78,567	12,386	(21,509)	110,234
Provision for loan losses	4,577	1,087	—	5,336	11,000
Noninterest income	1,417	6,778	24,821	3,699	36,715
Noninterest expense	7,357	23,851	20,655	22,586	74,449

Income before taxes	30,273	60,407	16,552	(45,732)	61,500
Income taxes	10,845	21,545	5,793	(19,618)	18,565

Net income	$19,428	$38,862	$10,759	$(26,114)	$42,935

Depreciation and amortization	$107	$2,374	$1,804	$3,793	$8,078
Capital expenditures	$38	$313	$475	$1,342	$2,168
Net identifiable assets (in millions)	$1,453	$2,931	$697	$(166)	$4,915
Return on equity(1)	18.57%	40.03%	55.24%	n/m	17.85%
Return on assets	1.86%	1.83%	2.76%	n/m	1.28%
Efficiency ratio	17.43%	27.95%	55.51%	n/m	48.33%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.

n/m — Not meaningful

Note 8 — Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. In the first nine months of 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first nine months of 2003 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2003.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income (as reported)	$15,790	$14,283	$46,101	$42,935
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	214	308	1,020	841
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(414)	(604)	(1,648)	(1,783)

Net income (pro forma)	$15,590	$13,987	$45,473	$41,993

Basic earnings per share (as reported)	$.28	$.25	$.80	$.74
Basic earnings per share (pro forma)	.27	.24	.79	.72
Diluted earnings per share (as reported)	$.27	$.24	$.79	$.72
Diluted earnings per share (pro forma)	.27	.24	.78	.71

Note 9 — Legal Proceedings

D&N Bank, a Federal Savings Bank acquired by the Company in May 1999 and merged into Republic Bank in December 2000, was a plaintiff, along with approximately 120 other institutions, in a claim and an appeal in the United States Court of Appeals for the Federal Circuit seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act’s mandatory phase-out of the regulatory capital treatment of supervisory goodwill. On July 25, 2003, Republic Bank as successor in interest to D&N Bank, filed a Petition for Rehearing En Banc of Plaintiff-Appellant D&N Bank, FSB, from the United States Court of Appeals for the Federal Circuit Panel Decision of June 17, 2003 which affirmed summary judgment in favor of government in the matter of D&N Bank v. United States of America. The United States Court of Appeals denied Republic Bank’s request for rehearing En Banc, and accordingly no further action will be taken in this matter by Republic Bank.

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

Note 10 — Subsequent Event

On October 16, 2003 the Board of Directors declared a 10% stock dividend to shareholders of record on November 7, 2003 and payable on December 1, 2003.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended September 30, 2003 of $15.8 million. This compares to net income of $14.3 million for the third quarter of 2002. Diluted earnings per share for the third quarter of 2003 were $.27, up 12% from $.24 earned in 2002. Annualized returns on average assets and average shareholders’ equity for the quarter ended September 30, 2003 were 1.24% and 17.95%, respectively.

Net income for the nine months ended September 30, 2003 was $46.1 million, compared to net income of $42.9 million earned for the same period in 2002. For the nine month period ended September 30, 2003, diluted earnings per share were $.79, an increase of 9% over the $.72 earned in 2002. Annualized returns on average assets and average shareholders’ equity for the first nine months of 2003 were 1.26% and 17.77%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

The following discussion should be read in conjunction with Table I and Table II on the following two pages, which identify and quantify the components impacting net interest income for the three and nine months ended September 30, 2003 and 2002.

Net interest income, on a fully taxable equivalent (FTE) basis, was $38.5 million for the third quarter of 2003 compared to $37.6 million for the third quarter of 2002. The increase was primarily the result of an increase in the Company’s average interest earning assets of $503 million, or 11%. The average mortgage loans held for sale balance increased $205 million, or 76%, the average securities available for sale balance increased $31 million, or 9%, and the average portfolio loan balance increased $270 million, or 7%, during the third quarter of 2003 compared to 2002. The increase in the average portfolio loan balance reflects a $15 million, or 1%, increase in average commercial loans and a $261 million, or 16%, increase in average residential real estate mortgage loans partially offset by a decrease of $6 million in average installment loans. The decrease in average installment loans is a result of a $32 million decrease in the average indirect installment loan balance partially offset by an increase of $26 million in the average direct installment loan balance. Average total interest bearing liabilities increased $458 million for the third quarter of 2003 compared to 2002 primarily due to a $40 million increase in total average interest-bearing deposits, a $381 million increase in average short-term borrowings and short-term FHLB advances, and a $50 million increase in average long-term FHLB advances.

The net interest margin (FTE) was 3.15% for the quarter ended September 30, 2003, a decrease of 27 basis points from 3.42% in 2002. The decrease in the margin was primarily attributable to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities as a result of the Company’s asset sensitive position in the declining interest rate environment over the past twelve months.

For the nine months ended September 30, 2003, net interest income (FTE) was $112.2 million, compared to $113.7 million for the first nine months of 2002. The decrease was primarily the result of a decrease in the Company’s net interest margin offsetting the net interest income generated from the $340 million, or 8%, growth in average interest-earning assets. The net interest margin (FTE) for the nine months ended September 30, 2003, declined 30 basis points to 3.20% from 3.50% for the comparable period in 2002. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities as a result the Company’s asset sensitive position in the declining interest rate environment over the past twelve months.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$149	$—	0.39%	$4,806	$27	2.21%
Mortgage loans held for sale	473,378	6,537	5.52	268,625	4,290	6.39
Securities available for sale (2)	379,558	4,793	5.01	348,699	5,185	5.90
Portfolio loans(1):
Commercial loans	1,471,587	21,738	5.78	1,456,255	24,953	6.71
Residential real estate mortgage loans	1,888,933	25,273	5.35	1,627,474	25,687	6.31
Installment loans	589,833	8,456	5.69	596,228	10,190	6.78

Total loans, net of unearned income	3,950,353	55,467	5.56	3,679,957	60,830	6.54
Federal Home Loan Bank stock	80,270	800	3.95	79,086	1,243	6.23

Total interest-earning assets	4,883,708	67,597	5.49	4,381,173	71,575	6.47
Allowance for loan losses	(39,003)			(30,344)
Other assets	249,829			214,754

Total assets	$5,094,534			$4,565,583

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$183,522	$123	0.27%	$162,358	$279	0.68%
Savings and money market accounts	1,017,166	3,131	1.22	879,180	3,961	1.79
Time deposits	1,344,575	9,918	2.93	1,463,248	13,969	3.79

Total interest-bearing deposits	2,545,263	13,172	2.05	2,504,786	18,209	2.88
Short-term borrowings	390,042	1,056	1.06	216,062	1,008	1.83
Short-term FHLB advances	398,250	1,309	1.29	190,978	1,236	2.53
Long-term FHLB advances	1,029,274	13,538	5.15	979,214	13,245	5.29
Long-term debt	—	—	—	13,500	241	7.15

Total interest-bearing liabilities	4,362,829	29,075	2.62	3,904,540	33,939	3.43

Noninterest-bearing deposits	284,685			244,053
Other liabilities	45,199			30,971

Total liabilities	4,692,713			4,179,564
Trust preferred securities and preferred stock of subsidiary	50,000			56,406
Shareholders’ equity	351,821			329,613

Total liabilities and shareholders’ equity	$5,094,534			$4,565,583

Net interest income/rate spread (FTE)		$38,522	2.87%		$37,636	3.04%

Net interest margin (FTE)			3.15%			3.42%

Increase (decrease) due to change in:	Volume(3)	Rate(3)	Net Change

Short-term investments	$(15)	$(12)	$(27)
Mortgage loans held for sale	2,898	(651)	2,247
Securities available for sale	429	(821)	(392)
Federal Home Loan Bank stock	19	(462)	(443)
Portfolio loans(1):
Commercial loans	251	(3,466)	(3,215)
Residential real estate mortgage loans	3,800	(4,214)	(414)
Installment loans	(108)	(1,626)	(1,734)

Total loans, net of unearned income	3,943	(9,306)	(5,363)

Total interest income	7,274	(11,252)	(3,978)
Interest-bearing demand deposits	31	(187)	(156)
Savings deposits	553	(1,383)	(830)
Time deposits	(1,066)	(2,985)	(4,051)

Total interest-bearing deposits	(482)	(4,555)	(5,037)
Short-term borrowings	578	(530)	48
Short-term FHLB advances	866	(793)	73
Long-term FHLB advances	645	(352)	293
Long-term debt	(241)	—	(241)

Total interest expense	1,366	(6,230)	(4,864)

Net interest income	$5,908	$(5,022)	$886

(1)	Non-accrual loans and overdrafts are included in average balances.

(2)	The FTE adjustment for tax-exempt securities interest income totaled $1,032,000 and $1,073,000 for the quarters ended September 30, 2003 and 2002, respectively.

(3)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II — Year-to-Date Net Interest Income and Rate/Volume Analysis (FTE)

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$237	$2	0.94%	$2,232	$35	2.10%
Mortgage loans held for sale	427,742	18,053	5.63	363,128	18,005	6.61
Securities available for sale (2)	280,178	10,511	5.02	329,237	15,247	6.19
Portfolio loans(1):
Commercial loans	1,471,271	67,629	6.06	1,415,478	74,024	6.90
Residential real estate mortgage loans	1,819,917	75,801	5.55	1,546,865	75,508	6.51
Installment loans	586,811	26,401	6.02	589,543	30,898	7.01

Total loans, net of unearned income	3,877,999	169,831	5.82	3,551,886	180,430	6.75
Federal Home Loan Bank stock	79,346	2,955	4.98	79,076	3,638	6.15

Total interest-earning assets	4,665,502	201,352	5.74	4,325,559	217,355	6.68
Allowance for loan losses	(37,842)			(29,760)
Other assets	236,218			179,963

Total assets	$4,863,878			$4,475,762

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$179,993	$471	0.35%	$160,021	$782	0.65%
Savings and money market accounts	967,147	10,163	1.40	851,936	11,518	1.81
Time deposits	1,401,159	32,464	3.10	1,463,288	45,613	4.17

Total interest-bearing deposits	2,548,299	43,098	2.26	2,475,245	57,913	3.13
Short-term borrowings	305,980	2,832	1.22	189,897	2,648	1.84
Short-term FHLB advances	284,758	3,040	1.41	229,531	5,096	2.93
Long-term FHLB advances	1,017,857	40,118	5.20	901,991	37,246	5.45
Long-term debt	750	39	6.93	13,500	724	7.15

Total interest-bearing liabilities	4,157,644	89,127	2.85	3,810,164	103,627	3.61

Noninterest-bearing deposits	269,911			234,177
Other liabilities	40,341			39,683

Total liabilities	4,467,896			4,084,024
Trust preferred securities and preferred stock of subsidiary	50,000			71,119
Shareholders’ equity	345,982			320,619

Total liabilities and shareholders’ equity	$4,863,878			$4,475,762

Net interest income/rate spread (FTE)		$112,225	2.89%		$113,728	3.07%

Net interest margin (FTE)			3.20%			3.50%

Increase (decrease) due to change in:	Volume(3)	Rate(3)	Net Change

Short-term investments	$(20)	$(13)	$(33)
Mortgage loans held for sale	2,938	(2,890)	48
Securities available for sale	(2,088)	(2,648)	(4,736)
Federal Home Loan Bank stock	12	(695)	(683)
Portfolio loans(1):
Commercial loans	2,798	(9,193)	(6,395)
Residential real estate mortgage loans	12,296	(12,003)	293
Installment loans	(143)	(4,354)	(4,497)

Total loans, net of unearned income	14,951	(25,550)	(10,599)

Total interest income	15,793	(31,796)	(16,003)
Interest-bearing demand deposits	87	(398)	(311)
Savings deposits	1,452	(2,807)	(1,355)
Time deposits	(1,867)	(11,282)	(13,149)

Total interest-bearing deposits	(328)	(14,487)	(14,815)
Short-term borrowings	1,257	(1,073)	184
Short-term FHLB advances	1,007	(3,063)	(2,056)
Long-term FHLB advances	4,609	(1,737)	2,872
Long-term debt	(664)	(21)	(685)

Total interest expense	5,881	(20,381)	(14,500)

Net interest income	$9,912	$(11,415)	$(1,503)

(1)	Non-accrual loans and overdrafts are included in average balances.

(2)	The FTE adjustment for tax-exempt securities interest income totaled $2.2 million and $3.5 million for the nine month periods ending September 30, 2003 and 2002, respectively.

(3)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income

Total noninterest income increased $2.0 million, or 14%, for the quarter ended September 30, 2003, compared to the same period in 2002. The increase was primarily due to higher levels of service charges, mortgage banking income, and income from bank owned life insurance, offset by lower gains on sale of securities. Service charges were $3.0 million for the third quarter of 2003, an increase of $488,000, or 20%, due primarily to an increase in retail bank service fees. Mortgage banking income increased due to higher levels of loan fundings of loans sold into the secondary market. Additionally, the Company had income of $1.4 million from bank owned life insurance during the third quarter of 2003, an increase of $558,000 over the same period of 2002. Bank owned life insurance is used to fund future employee benefit costs. During the quarter ended September 30, 2003, gain on sale of securities was $619,000, a decrease of $1.3 million from the third quarter of 2002.

For the nine months ended September 30, 2003, total noninterest income increased $9.8 million, or 27%, compared to the same period in 2002. This increase was also primarily due to higher levels of service charges, mortgage banking income and income from bank owned life insurance.

Mortgage Banking Income

The Company closed $1.22 billion in single-family residential mortgage loans in the third quarter of 2003, an increase of 7% compared to $1.14 billion closed in the same period last year. During the first nine months of 2003, mortgage loan closings were $3.52 billion, an increase of 39% compared to $2.52 billion for the comparable period in 2002. Refinancings for the third quarter of 2003 represented 64% of total closings compared to 65% in the third quarter of 2002. During the nine months ended September 30, 2003, refinancings represented 70% of total closings compared to 56% for the same period of 2002. Mortgage loan volumes during the first nine months of 2003 increased primarily due to the decrease in interest rates which resulted in a higher level of mortgage refinance activity.

For the three months ended September 30, 2003, mortgage banking income increased $2.9 million, or 37%, to $10.6 million from $7.7 million a year earlier. The increase is primarily due to higher funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $970 million during the third quarter of 2003 compared to $319 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.12% for the third quarter of 2003, compared to 2.38% for the third quarter 2002.

For the nine months ended September 30, 2003, mortgage banking income increased $7.7 million, or 33%, compared to the same period of 2002. The increase is also primarily due to higher funding levels of loans sold into the secondary market. For the nine months ended September 30, 2003, mortgage loans held for sale fundings totaled $2.53 billion compared to $1.76 billion during the first nine months of 2002. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 2.03% for both the first nine months of 2003 and 2002.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $20.5 million and $7.6 million for the third quarters of 2003 and 2002, respectively, and $51.4 million and $35.6 million for the nine months ended September 30, 2003 and 2002, respectively. Commissions and incentives paid were $13.2 million and $10.2 million for the third quarters of 2003 and 2002, respectively, and $33.6 million and $22.4 million for the nine months ended September 30, 2003 and 2002, respectively. The SFAS 91 credit to mortgage banking income totaled $2.6 million and $9.7 million for the third quarters of 2003 and 2002, respectively, and $10.0 million and $6.8 million for the first nine months of 2003 and 2002, respectively.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $700,000 and $579,000 for the third quarters of 2003 and 2002, respectively, and $2.9 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively. Mortgage loan portfolio sales totaled $31.9 million and $38.7 million for the third quarters of 2003 and 2002, respectively, and $115.6 million and $140.8 million for the nine months ended September 30, 2003 and 2002, respectively.

During the quarter ended September 30, 2003, the Company had mortgage loan applications of $972 million and at September 30, 2003, the Company’s mortgage loan pipeline of applications in process was $427 million. The Company anticipates that mortgage applications for the quarter ended December 31, 2003 will range from $550 to $650 million as refinancings have remained at lower levels.

Noninterest Expense

Total noninterest expense for the quarter ended September 30, 2003 increased $4.0 million, to $28.3 million compared to $24.3 million for the third quarter of 2002. For the nine months ended September 30, 2003, total noninterest expense increased $7.1 million to $81.6 million compared to $74.4 million in 2002. The increase in both periods is due primarily to increases in salaries and employee benefits and other noninterest expense. The increase in salaries and employee benefits reflects a higher level of incentive accruals driven by the strong results for each business line and Republic Bank, and above peer group results in earnings per share and return on equity for the Company. The increase in other noninterest expense primarily reflects increases in advertising expense, state tax accruals, recruiting fees and other miscellaneous expenses.

BALANCE SHEET ANALYSIS

ASSETS

At September 30, 2003, the Company had $5.16 billion in total assets, an increase of $382 million, or 8%, from $4.78 billion at December 31, 2002. The increase is primarily the result of an increase in the Company’s total portfolio loans and securities available for sale, partially offset by a decrease in mortgage loans held for sale.

Securities

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The securities portfolio is comprised primarily of government agency securities and municipal securities. Investment securities available for sale increased $290 million from December 31, 2002, to $460 million, representing 8.9% of total assets at September 30, 2003. Fixed rate securities within the portfolio, excluding municipal securities, totaled $93.6 million and $65.7 million at September 30, 2003 and December 31, 2002, respectively. The Company’s securities portfolio increased during the quarter, driven primarily by the purchase of adjustable rate government agency securities, to offset the decline in mortgage loans held for sale.

During the nine months ended September 2003, the Company sold $53.3 million of investment securities and realized gross gains and losses on the sales of available for sale securities of $1.54 million and $38,019 respectively. During the nine months ended September 2003, the Company had $44.9 million of government agency securities that were called prior to the maturity date resulting in no material gains or losses.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at September 30, 2003:

	Securities Available for Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Securities:
Government agency securities	$238,176	$59	$987	$237,248
Collateralized mortgage obligations	13,473	—	137	13,336
Mortgage-backed securities	3,165	32	16	3,181
Municipal and other securities	209,735	1,333	4,900	206,168

Total securities available for sale	$464,549	$1,424	$6,040	$459,933

Certain securities having a carrying value of $184.4 million and $76.9 million at September 30, 2003 and December 31, 2002, respectively, were pledged to secure FHLB advances, securities sold under agreements to repurchase and public deposits as required by law.

The Company anticipates that its securities portfolio will increase during the fourth quarter to further offset the decline in mortgage loans held for sale.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million and $78.5 million at September 30, 2003 and December 31, 2002, respectively. The Company earned an average dividend of 3.95% on the FHLB stock during the third quarter.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $391 million at September 30, 2003, a decrease of $270 million from $661 million at December 31, 2002. The decrease was primarily due to a decrease in residential mortgage loan closings during the third quarter of 2003 compared to the fourth quarter of 2002 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). Residential mortgage loan closings during the third quarter of 2003 were $1.2 billion compared to $1.4 billion closed during the fourth quarter of 2002 ($306 million of mortgage loan closings during the third quarter 2003 were portfolio loan closings compared to $235 million during the fourth quarter of 2002).

The Company anticipates that mortgage loans held for sale will further decline in the fourth quarter due to an expected decrease of mortgage loan closings in the fourth quarter of 2003.

Portfolio Loans

Total portfolio loans were $4.0 billion at September 30, 2003, an increase of $343 million from $3.66 billion at December 31, 2002. The increase was primarily due to increases in the residential real estate mortgage loan balance. The residential portfolio loan balance increased $335 million during the first nine months of 2003 due to the addition of $1.1 billion of fixed rate and variable rate portfolio residential loan closings which were offset by $719 million in mortgage principal payments and paid-off residential loans.

The commercial portfolio loan balance was $1.47 billion at September 30, 2003 and December 31, 2002. During the nine months ended September 30, 2003 and 2002, the Company closed $30.7 million and $31.3 million in Small Business Administration (SBA) loans, respectively. The Company sold $3.3 million and $13.9 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2003 and 2002, respectively, resulting in corresponding gains of $310,000 and $1.0 million respectively.

The consumer direct installment loan portfolio increased $23.1 million during the nine months ended September 30, 2003, primarily due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $19.7 million during the nine months ended September 30, 2003 due to the anticipated pay-off of these loans.

The following table provides further information regarding the Company’s loan portfolio:

	September 30, 2003		December 31, 2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial loans:
Commercial and industrial	$41,668	1.1%	$48,509	2.0%
Commercial real estate mortgage	1,432,260	35.8	1,420,758	37.4

Total commercial loans	1,473,928	36.9	1,469,267	39.4
Residential real estate mortgages	1,929,312	48.2	1,593,929	43.7
Installment loans:
Consumer direct	579,623	14.5	556,507	14.4
Consumer indirect	17,111	0.4	36,840	2.5

Total installment loans	596,734	14.9	593,347	16.9

Total portfolio loans	$3,999,974	100.0%	$3,656,543	100.0%

Credit Quality

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans and home equity loans). As of September 30, 2003, such loans comprised approximately 98% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or for conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

The majority of the Company’s commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rate of Republic Bank, as well as fixed rates for terms generally ranging from three to five years. Management believes that the Company’s historically low net charge-offs are reflective of the emphasis on real estate-secured lending and adherence to conservative underwriting standards.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Non-Performing Assets:
Non-accrual loans:
Commercial	$23,699	$19,167
Residential real estate mortgages	11,456	15,215
Installment	1,241	2,876

Total non-accrual loans	36,396	37,258
Restructured loans	—	2,309
Other real estate owned	3,219	2,904

Total non-performing assets	$39,615	$42,471

Non-performing assets as a percentage of:
Portfolio loans and OREO	.99%	1.16%
Portfolio loans, mortgage loans held for sale and OREO	.90%	.98%
Total assets	.77%	.89%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$—

At September 30, 2003, approximately $27.5 million, or .63% of total loans were 30-89 days delinquent, compared to $26.5 million, or .61%, at December 31, 2002. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of monitoring where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. As of September 30, 2003, total potential problem loans were $30.9 million, or 0.70% of total loans, compared to $36.9 million, or .85% of total loans at December 31, 2002.

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

During the nine months ended September 30, 2003, the Company recorded provision for loan losses of $9.0 million, a decrease of $2.0 million from the comparable period in 2002. The decrease in the provision in 2003 was primarily due to lower levels of non-performing assets and a decrease in net charge-offs during the first nine months of 2003. Non-performing assets have decreased $2.9 million, or 7%, since year-end and net charge-offs are $1.2 million, or 17%, lower than the nine months ended September 30, 2002. The Company anticipates that the net charge-offs for the fourth period of 2003 to be in the range of amounts recorded during each of the first three quarters of the year.

Provision and Allowance for Loan Losses (Continued)

The following table provides an analysis of the allowance for loan losses:

	Nine Months Ended
	September 30,

(Dollars in thousands)	2003	2002

Allowance for loan losses:
Balance at January 1	$36,077	$29,157
Loans charged off	(7,182)	(8,077)
Recoveries of loans previously charged off	1,317	1,044

Net charge-offs	(5,865)	(7,033)
Provision charged to expense	9,000	11,000

Balance at September 30	$39,212	$33,124

Annualized net charge-offs as a percentage of average loans (including loans held for sale)	.18%	.24%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.98%	.88%
Allowance for loan losses as a percentage of non-performing loans	107.74%	90.16%

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are considered impaired. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Bank Owned Life Insurance

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. In the third quarter of 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy. The Non-Modified Endowment Contract policy allows for additional investments in each of the next five years without increasing the face amount of the insurance policy or requiring the participation of more employees. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

Off-Balance Sheet Instruments

In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit and forward commitments to sell mortgage loans that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company’s involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, management believes that they do not represent unusual risks for the Company and management does not anticipate any significant losses to arise from these transactions.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At September 30, 2003, no liability is recorded for the commitments to extend credit, while deferred revenue for standby letters of credit was $83,000. At December 31, 2002, there was no liability or deferred revenue recorded for the commitments to extend credit or the standby letters of credit.

Off-Balance Sheet Instruments (Continued)

At September 30, 2003, the Company had outstanding $93 million of commitments to fund residential real estate loan applications with agreed-upon rates (Interest Rate Lock Commitments). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and Interest Rate Lock Commitments at specified future dates to various third parties.

At September 30, 2003, the Company had outstanding mandatory forward commitments to sell $441 million of residential mortgage loans, which includes put options on 10-year treasury futures with a notional amount of $600,000. These mandatory forward commitments covered $360 million of mortgage loans held for sale and $81 million of Interest Rate Lock Commitments. These outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 2003 without producing any material gains or losses.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended effective January 1, 2001. For the quarter ended September 30, 2003, the impact of SFAS 133 on net income was immaterial.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at September 30, 2003 and December 31, 2002.

	September 30,	December 31,
(In thousands)	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$391,114	$340,615
Commitments to fund commercial real estate loans	276,105	142,332
Other unused commitments to extend credit, primarily revolving consumer loans	406,219	374,692
Standby letters of credit	54,515	46,480
Financial instruments subject to interest rate risk:
Residential real estate loan applications with agreed-upon rates	93,302	181,042
Forward commitments to sell residential real estate mortgage loans	440,936	789,037

LIABILITIES

Total liabilities were $4.76 billion at September 30, 2003, a $360 million, or 8% increase from $4.40 billion at December 31, 2002. This increase was primarily due to increases in total deposits and federal funds purchased and other short-term borrowings.

Deposits

Total deposits increased $134 million, or 5%, to $2.92 billion at September 30, 2003 from $2.79 billion at December 31, 2002. Noninterest bearing deposits increased $27 million, or 10%; savings and money market accounts increased $199 million, or 22%; and certificates of deposit decreased $99 million, or 7%, for the period.

A significant portion of the increase of savings and money market accounts ($107 million) resulted from the deposit of a single money management company. The amount of deposit with the money management company may change significantly on a quarterly basis.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 2003 and the year ended December 31, 2002, were as follows:

	September 30, 2003			December 31, 2002

			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period

Federal funds purchased	$326,500	$274,956	1.26%	$208,500	$201,621	1.77%
Securities sold under agreements to repurchase	156,137	30,695	0.87	—	—	—
Other short-term borrowings	499	329	0.94	570	508	1.38

Total short-term borrowings	$483,136	$305,980	1.22%	$209,070	$202,129	1.75%

At September 30, 2003 and December 31, 2002, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

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

FHLB advances outstanding at September 30, 2003 and December 31, 2002, were as follows:

	September 30, 2003		December 31, 2002

		Average		Average
	Ending	Rate At	Ending	Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End

Short-term FHLB advances	$250,000	1.33%	$305,000	1.33%
Long-term FHLB advances	1,026,529	5.15	1,002,943	5.30

Total	$1,276,529	4.40%	$1,307,943	4.37%

The long-term FHLB advances have original maturities ranging from May 2004 to October 2017.

CAPITAL

Shareholders’ equity was $355 million at September 30, 2003, a $22 million, or 7%, increase from $333 million at December 31, 2002. This increase primarily resulted from the retention of $30.9 million in earnings after the payment of dividends. Capital was reduced by $12.7 million through the repurchase of 991,500 shares of common stock during the nine months ended September 30, 2003.

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

As of September 30, 2003, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company’s capital ratios were as follows:

	September 30,	December 31,
	2003	2002

Total capital to risk-weighted assets (1)	12.70%	12.26%
Tier 1 capital to risk-weighted assets (1)	11.57	11.18
Tier 1 capital to average assets (1)	7.90	7.81

(1)	As defined by the regulations.

As of September 30, 2003, the Company’s total risk-based capital was $441 million and Tier 1 risk-based capital was $402 million, an excess of $94 million and $194 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

On November 7, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 150-3, which deferred for an indefinite period the application of the measurement and recognition guidance in SFAS No. 150 for mandatory redeemable noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150 because the subsidiary has a limited life (i.e., trust preferred securities). As a result of the deferral of SFAS 150, trust preferred securities will continue to be classified as mezzanine financing and the dividends paid as a component of noninterest expense. The Company cannot predict when the requirements of SFAS 150 will apply to its trust preferred securities.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides principles on how to identify variable interest entities (VIEs), and requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company must apply the provisions of FIN 46 to its existing variable interests in a VIE no later than December 31, 2003. As a result of adoption, the Company expects that it will need to deconsolidate its trust preferred securities subsidiary. Deconsolidation of this subsidiary will change the classification of the trust preferred securities to subordinated debt at December 31, 2003, and the dividends paid on its trust preferred securities as interest expense beginning January 1, 2004. Banking regulators announced that, “until notice is given to the contrary,” this debt would continue to qualify as Tier 1 Capital. The adoption of the provisions of FIN 46 will not impact the Company’s net income or earnings per share, however, reclassification to interest expense in 2004 will decrease the Company’s net interest margin by approximately 9 basis points.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Guarantees subject to the disclosure requirements of FIN 45 but not to the recognition provisions include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Instruments. The requirements of FIN 45 did not have a material impact on the financial position or results of operations of the Company for the quarter or period ended September 30, 2003.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words “believes,” “expects,” “plans,” “anticipates,” “estimates,” “seeks,” “intends,” “outlook,” “forecast,” “target,” “project,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “trends,” and variations of such words and similar expressions we are making forward-looking statements.

The process of determining quarterly earnings involves, among other things, an evaluation of credit quality and reserves which is only completed at the end of each quarter and which must be performed in accordance with the requirements of GAAP and applicable regulatory requirements. Therefore, any estimates of future reserve requirements that are imbedded in current earnings guidance are just current estimates that are subject to significant potential revisions based on the facts and circumstances which may exist at future period ends.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;

•	adverse developments concerning credit quality in our business segments that may result in increases in our provisions for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

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

The Company’s ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management is responsible for ensuring that the Company’s asset and liability management procedures adhere to corporate policies and risk limits established by the board of directors.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. While each of these interest rate risk measurements has limitations, the Company believes that evaluating these measures together provides a reasonably comprehensive view of the Company’s exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2003 the Company’s cumulative one-year gap was a positive 9.00% of total earning assets.

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

As of September 30, 2003, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	4.33%	2.43%	1.28%	-1.93%	-3.29%	-12.78%

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

ITEM 4: Disclosure Controls and Procedures

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

Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is collected and then processed, summarized and disclosed within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in collecting such information and in processing, summarizing and disclosing such information.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

*	Filed herewith

(b)	Reports on Form 8-K

On July 15, 2003, the Company filed a report on Form 8-K reporting that the Company released its second quarter results and held a conference call on July 15, 2003 to discuss the earnings release. The press release was included as an exhibit.

On July 18, 2003, the Company filed a report on Form 8-K reporting that on July 17, 2003, the Company announced a 12% increase in its common stock cash dividend and a new stock repurchase program of two million shares. The press release was included as an exhibit.

On July 22, 2003, the Company filed a report on Form 8-K reporting that the Company announced a blackout period to its Board of Directors and Executive Officers beginning on August 15, 2003 and ending on August 27, 2003. This blackout period corresponded with the blackout period for the participants in the Company’s tax-deferred savings plan resulting from certain servicing enhancements to the plan.

On September 19, 2003, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, simulcast a presentation for the RBC Capital Markets Financial Institutions Conference on September 19, 2003. A slide presentation was included as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC.
(Registrant)

Date: November 13, 2003	BY:	/s/ Thomas F. Menacher

Thomas F. Menacher
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*