Form 10-K
period 2003-12-31
REPUBLIC BANCORP INC
filed 2004-03-12
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number: 0-15734

REPUBLIC BANCORP INC.

(Exact name of registrant as specified in its charter)
www.republicbancorp.com

Michigan	38-2604669
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1070 East Main Street, Owosso, Michigan 48867
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (989) 725-7337

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $5.00 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of the Registrant’s common stock held by non-affiliates, based on the closing price on June 30, 2003 of $12.18, was $768.9 million.

     Number of shares of Registrant’s common stock outstanding as of March 10, 2004: 63,982,414.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

PART I
ITEM 1. BUSINESS
General Description
Business Segments
Competition
Employees
Principal Sources of Revenue
Monetary Policy and Economic Controls
Supervision and Regulation
Forward-Looking Statements
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Third Amendment to Revolving Credit Agreement
Form of Indemnity Agreement
Change in Control Severance Agrmt-Cluckey
Change in Control Severance Agrmt-Menacher
Change in Control Severance Agrmt-Eckhold
Change in Control Severance Agrmt-Campbell
Computation of Ratios
Subsidiaries of the Company
Consent of Independent Auditors, Ernst & Young LLP
Powers of Attorney
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of CEO
Certification of CFO

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General Description

     Republic Bancorp Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company’s principal office is located in Ann Arbor, Michigan. Through its wholly-owned subsidiary, Republic Bank, a Michigan banking corporation, the Company provides commercial, retail and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service commercial bank and operates 93 offices and 93 ATMs in 7 market areas in Michigan, the greater Cleveland, Ohio area, and Indianapolis, Indiana. In addition, Republic Bank operates a loan production office in Massachusetts.

     Republic Bank has three wholly owned subsidiaries; Quincy Investment Services, Inc., a licensed insurance agency that could provide investment and insurance services, Republic Bank Real Estate Finance, LLC, a Michigan limited liability company and Republic Management Company, Inc., a Michigan corporation, which were formed to hold certain commercial real estate loans. Quincy Investment Services, Inc. is inactive.

     In October 2001, the Company formed Republic Capital Trust I, a Delaware business trust, for the purpose of issuing $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference $25 per preferred security). The preferred securities trade on The NASDAQ Stock Market® under the symbol “RBNCP”.

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section on the Company’s website at www.republicbancorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Segments

     The Company engages in three lines of business—Commercial Banking, Retail Banking and Mortgage Banking. See Note 22 to the Consolidated Financial Statements for financial information concerning the Company’s business segments.

Commercial Banking

     Republic Bank provides traditional commercial banking products and services to small- and medium-sized businesses in Michigan, Ohio and Indiana. Products and services offered include commercial and small business loans, other types of installment loans and commercial products and deposit services. Lending activity at Republic Bank is primarily focused on real estate-secured lending (e.g., fixed and variable rate commercial real estate mortgage loans and commercial real estate construction loans) to small- and medium-sized businesses. In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans and United States Department of Agriculture (USDA) loans. Commercial loans are typically secured by the customer’s assets, (primarily real estate at a 75% or less loan-to-value ratio) and by personal guarantees. Management believes that the Company’s historically low net charge-offs are reflective of its emphasis on real estate-secured lending and adherence to conservative underwriting standards.

Retail Banking

     Republic Bank provides traditional retail banking products and services to consumers at 83 offices in Michigan and Ohio. Products and services offered include home equity loans and lines of credit, other types of installment loans, and demand, savings and time deposit accounts. Republic Bank targets consumers interested in receiving personalized banking service. The Company’s deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2003, retail deposits comprised 83% of total deposits.

Mortgage Banking

     Mortgage banking activities encompass mortgage loan production and in a limited capacity, mortgage loan servicing for others. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Bank. All mortgage loan originations are funded by Republic Bank.

     The Company’s current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income in its Michigan, Ohio and Indiana markets while managing interest rate and liquidity risks as well as operating costs. Additionally, the Company seeks to capitalize on the opportunity to cross-sell products using a shared customer base between its commercial, mortgage and retail banking business lines.

Mortgage Loan Production

     Retail residential mortgage loans are originated by the Company’s own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Ohio and Indiana and a loan production office located in Massachusetts. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by utilizing a combination of proprietary automated underwriting systems developed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and the underwriting department for compliance with the Company’s underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

     The Company originates primarily conventional mortgage loans secured by residential properties which conform to the underwriting guidelines for sale to Fannie Mae and Freddie Mac. Loans guaranteed by the Department of Veterans Affairs (VA) and insured through the Federal Housing Administration (FHA) are originated in compliance with their underwriting guidelines permitting conversion of such loans into mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

     The Company’s residential mortgage origination business during 2003 was funded primarily with Republic Bank’s retail deposits and short-term borrowings, including federal funds purchased, short-term reverse repurchase agreements and Federal Home Loan Bank (FHLB) advances. The majority of all mortgage loans originated are generally sold within a period of 30 to 60 days after closing. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

     Consistent with the Company’s strategy of managing interest rate risk, the majority of long-term fixed rate mortgages originated are typically securitized and sold, or sold directly to secondary market investors. During 2003, the majority of variable rate mortgages were retained in the loan portfolio of Republic Bank. Such loans may be securitized at a later date and either sold or held as securities available for sale.

Mortgage Loan Servicing for Others

     The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors and supervision of foreclosures and property dispositions in the event of unremedied defaults. In 2001, in conjunction with the sale of its Market Street Mortgage Corporation mortgage banking subsidiary, the Company sold its $1.8 billion mortgage servicing portfolio of loans serviced for others and substantially exited the servicing business.

Competition

     Commercial, retail and mortgage banking are highly competitive businesses in which the Company faces numerous banking and non-banking institutions as competitors. By reason of changes in Federal law and Michigan law, the number and types of potential depository institution competitors have substantially increased. (See Interstate Banking and Branching and Gramm-Leach-Bliley on pages 5 and 6.)

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

Employees

     As of February 29, 2004, the Company and its subsidiaries had 1,182 full-time equivalent employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

Principal Sources of Revenue

     The principal sources of revenue for the Company are interest income from interest and fees on loans and mortgage banking income. Interest and fees on loans totaled $247.1 million in 2003, a decrease of 7% from $266.4 million in 2002 and down 22% from $316.3 million in 2001. In 2003, interest and fees on loans accounted for 76% of total revenues, compared to 78% of total revenues in 2002 and 2001. Mortgage banking income, the largest component of noninterest income, totaled $39.0 million in 2003, an increase of 14% from $34.1 million in 2002 and down 17% from $46.8 million in 2001. Mortgage loan banking revenue represented 12% of total revenues in 2003, compared to 10% in 2002 and 12% in 2001.

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

     The Federal Reserve Board’s monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. During 2003 and 2002, the Federal Reserve Board maintained interest rates at historically low levels. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company’s operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

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

     Republic Bank is chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services (“OFIS”). As an insured bank chartered by state regulatory authorities, Republic Bank is also regulated by the Federal Deposit Insurance Company (“FDIC”).

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

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits, (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years, (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank’s assets available for call by a state sponsored housing entity, and (d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers, subject to the provisions noted above in (i) and to any state laws that “opt-out” of the provision entirely); and (iii) authorizes states to enact legislation permitting interstate de novo branching.

     The Michigan Banking Code permits, in appropriate circumstances and with notice to, or the approval of the Commissioner of OFIS: (i) the acquisition of Michigan-chartered banks (such as Republic Bank) by FDIC-insured banks, savings banks or savings and loan associations located in other states; (ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity; (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another state; (iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state; (v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states with the resulting organization chartered either by Michigan or one of such other states; (vi) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; (vii) the establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction; and (viii) the establishment by foreign banks of branches located in Michigan.

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

Gramm-Leach-Bliley

     Enacted late in 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley”), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Great Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-managed, well-capitalized and have received a “satisfactory” rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of their nonpublic personal information and generally enables financial institution customers to “opt-out” of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to non-customers for use of its ATMs must disclose the fee on a sign placed on the ATM and before the transaction is made as part of the on-screen display or by paper notice issued by the machine. The Company currently does not intend to apply for financial bank holding company status.

FIRREA

     Banking statutes, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 (“FIRREA”) and FDICIA (described below), have broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the FDIC is liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

FDICIA

     In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

     Regulations establishing the specific capital tiers provide that an institution is well capitalized if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and is not subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the Company and Republic Bank are considered to be well capitalized as of December 31, 2003.

     FDICIA directed each federal banking agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation and other standards as they deem appropriate. The “Interagency Guidelines Establishing Standards for Safety and Soundness” describing such systems and controls were issued jointly by the agencies on August 9, 1995.

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

FDIC Insurance Assessments

     Republic Bank is generally subject to FDIC deposit insurance assessments paid to the Bank Insurance Fund (“BIF”). Republic Bank is also subject to FDIC deposit insurance assessments paid to the Savings Association Insurance Fund (“SAIF”) with respect to deposits acquired from thrift institutions, including those deposits held by Republic Savings Bank prior to the January 1, 1999 merger of Republic Savings Bank with and into Republic Bank, and those deposits held by D&N Bank prior to the December 1, 2000 merger of D&N Bank with and into Republic Bank. Pursuant to FDICIA, the FDIC has implemented a risk-based assessment methodology. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). The assessment rate applicable to the Company’s bank subsidiary depends in part upon the risk assessment classification assigned to Republic Bank by the FDIC and in part on the BIF and SAIF assessment schedules adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF and SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

     Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, Republic Bank is required to pay, in addition to the BIF and SAIF deposit insurance assessments, if any, the Financing Corporation (“FICO”) assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment bases for the BIF and SAIF. The current FICO annual assessment rate for BIF and SAIF is 1.54 cents per $100 of deposits.

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

     As a seller of mortgage loans, the Company’s banking subsidiary is a participant in the secondary mortgage market with some or all of the following: private investors, Fannie Mae, GNMA, Freddie Mac, VA and FHA. In its dealings with these agencies, Republic Bank is subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans that they originate are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to Fannie Mae, Freddie Mac, GNMA, VA, FHA and private investors, Republic Bank represents and warrants that all such mortgage loans sold by them conform to their requirements. If the mortgage loans sold are found to be non-conforming mortgage loans, such agency may require Republic Bank to repurchase the non-conforming mortgage loans. Additionally, Fannie Mae, Freddie Mac, GNMA, VA, FHA and private investors may require Republic Bank to indemnify them against all losses arising from their failure to perform their contractual obligations under the applicable selling contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of Fannie Mae and Freddie Mac.

Regulation of Proposed Acquisitions

     In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, requires the prior written approval of the Federal Reserve Board under the BHC Act. In acting on such applications, the Federal Reserve Board considers various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

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

Forward-Looking Statements

     From time to time, we may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words “appropriate,” “believes,” “considers,” “expects,” “plans,” “anticipates,” “estimates,” “seeks,” “intends,” “outlook,” “forecast,” “target,” “project,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “trends” and variations of such words and similar expressions we are making forward-looking statements. Our disclosures on pages 30-32 appearing under “Market Risk Management” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;

•	adverse developments concerning credit quality in our business segments that may result in increases in our provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or other regulatory agencies;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of new litigation or changes in existing litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

     The Company’s executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 2003, the Company had 93 commercial, retail, and mortgage banking offices in Michigan, Ohio and Indiana, of which 40 were owned and 53 were leased. Additionally, the Company has a loan production office in Massachusetts, which is leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 to the Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiary are parties to litigation and claims arising in the normal course of their activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the aggregate liability, if any, resulting from such matters would not have a material adverse effect on the Company’s consolidated financial condition. See also Note 20 to the Consolidated Financial Statements included in Item 8 of this document.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Quarterly Dividends and Market Price Summary

		Common Stock
	Dividends	Price Range (1)
	Declared
	Per Share(1)	High	Low
2003
Fourth quarter	$0.095	$14.150	$12.064
Third quarter	0.087	12.955	11.273
Second quarter	0.077	12.464	10.409
First quarter	0.077	11.609	10.382

Year	$0.336	$14.150	$10.382

2002
Fourth quarter	$0.077	$11.855	$9.281
Third quarter	0.071	12.374	9.314
Second quarter	0.070	12.726	11.017
First quarter	0.070	11.876	9.603

Year	$0.288	$12.726	$9.281

(1)	Dividends and market price data have been restated to reflect the issuance of stock dividends.

     The Company’s common stock is traded on The NASDAQ Stock Market® under the symbol RBNC. There were approximately 23,500 shareholders of record of the Company’s common stock as of March 10, 2004. See also the response to Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2003	2002	2001	2000	1999
Earnings Summary (in thousands)
Interest income	$265,680	$284,704	$333,376	$348,328	$299,662
Interest expense	123,183	142,852	193,422	216,403	174,119
Net interest income	142,497	141,852	139,954	131,925	125,543
Provision for loan losses	12,000	16,000	8,700	6,500	11,650
Mortgage banking revenue	38,976	34,132	46,808	55,720	80,368
Other noninterest income	21,803	21,895	24,576	15,118	12,315
Noninterest expense	104,654	100,515	132,213	127,641	180,920
Net income	60,726	56,677	47,910	45,677	14,911

Per Common Share(1)
Basic earnings	$.96	$.89	$.73	$.69	$.23
Diluted earnings	.95	.87	.72	.69	.22
Cash dividends declared	.34	.29	.26	.24	.23
Book value (year-end)	5.82	5.27	4.74	4.48	4.02
Closing price of common stock (year-end)	13.49	10.70	11.45	8.12	8.29
Dividend payout ratio (operating)	35%	33%	34%	35%	33%

Operating Data (in millions)
Loan closings:
Residential mortgage loans	$4,041	$3,928	$5,340	$3,852	$5,200
Commercial loans	442	493	490	531	462
SBA loans	47	42	34	32	44
Direct consumer loans	508	486	438	359	291
Indirect consumer loans	—	—	—	65	191
Mortgage loan servicing portfolio (year-end)	232	307	189	2,229	3,089

Year-End Balances (in millions)
Total assets	$5,354	$4,778	$4,741	$4,611	$4,302
Total earning assets	5,137	4,567	4,573	4,375	4,052
Mortgage loans held for sale	135	661	748	385	459
Total portfolio loans	4,158	3,657	3,458	3,772	3,373
Total deposits	2,815	2,788	2,753	2,729	2,613
Total short-term borrowings, reverse repurchase agreements and FHLB advances	2,058	1,517	1,477	1,385	1,229
Long-term debt	50	64	92	76	76
Shareholders’ equity	369	333	305	295	266

Ratios
Return on average assets	1.23%	1.24%	1.04%	1.02%	.36%
Return on average equity	17.33	17.52	15.76	16.28	5.64
Net interest margin (2)	3.07	3.31	3.24	3.08	3.21
Net loan charge-offs to average total loans (3)	.18	.23	.19	.13	.17
Allowance for loan losses as a percentage of year-end portfolio loans	.97	.99	.84	.75	.80
Non-performing assets as a percentage of year-end total assets	.79	.89	.66	.56	.52
Efficiency ratio (4)	52.04	52.35	62.98	62.99	80.21
Net interest income to operating expenses	136.16	141.13	105.85	103.36	69.39
Average shareholders’ equity to average assets	7.09	7.10	6.63	6.26	6.46
Tier 1 risk-based capital	11.72	11.18	11.43	9.50	9.67
Total risk-based capital	12.85	12.26	12.31	10.38	10.60
Tier 1 leverage	8.04	7.81	8.34	6.82	6.59

(1)	All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.

(2)	Net interest income (FTE) expressed as a percentage of average interest-earnings assets.

(3)	Includes mortgage loans held for sale.

(4)	Total noninterest expense divided by total revenue, excluding gains or losses on sale of securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s 2003 results of operations reflected the following trends in earnings:

•	Net interest income increased $645,000 for the year ended December 31, 2003 compared to 2002, primarily due to an increase in interest earning assets offset by a decrease in net interest margin.

•	Net interest margin was 3.07% in 2003 compared to 3.31% in 2002. The decrease in the net interest margin during 2003 was due to the Company’s yield on interest-earning assets declining during the year more than the decrease in the cost of funds on interest-bearing liabilities.

•	The commercial loan portfolio balance grew $52 million, or 4% over 2002 to $1.52 billion after increasing 8% in 2002, reflecting lower loan closings in 2003 compared to 2002.

•	The residential loan portfolio grew $421 million, or 26% over 2002 to $2.01 billion after increasing 5% in 2002, as the Company’s retention of fixed and variable-rate portfolio single-family residential mortgages more than offset significant pay-offs of loans resulting from the strong refinance activity during 2003.

•	The direct consumer loan portfolio grew $52 million, or 9% over 2002 to $608 million after increasing 12% in 2002, reflecting continued success of specifically targeted sales and marketing efforts in home equity lending.

•	Mortgage banking income increased 14% during 2003 following a decrease of 27% in 2002. Strong mortgage production, higher funding levels of loans sold into the secondary market, and improved margins on the sale of residential loans were the primary drivers of the increase.

     Shareholders’ equity totaled $369.4 million at December 31, 2003. Market capitalization, which is computed by multiplying the number of shares outstanding (63.5 million) by the closing price of the Company’s common stock at year-end ($13.49), was $857.0 million at December 31, 2003. Capital ratios remain in excess of regulatory requirements for a well-capitalized financial institution.

Business Segments

     The Company’s operations are managed as three major business segments: (1) commercial banking (2) retail banking, and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by branch management, personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. As discussed earlier, the Company sold Market Street Mortgage in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company substantially exited the mortgage servicing business. Mortgage loan production is conducted in all offices of Republic Bank. See Note 22 to the Consolidated Financial Statements for further information concerning the Company’s business segments.

Commercial and Retail Banking

     The remaining disclosures and analyses within this Management’s Discussion and Analysis of the Company’s financial condition and results of operations relate principally to the commercial and retail banking segments. The results of operations of the mortgage banking segment are described in “Mortgage Banking Income” on page 16.

Results of Operations

Net Interest Income

     Net interest income is defined as the difference between total interest income generated by earning assets and the cost of funding those assets. To permit the comparable analysis of tax-exempt and fully taxable income, net interest income is stated on a fully taxable equivalent (FTE) basis, reflecting adjustments based on a 35% tax rate made to the yields of tax-exempt investment securities included in earning assets. The net interest margin is net interest income (FTE) expressed as a percentage of average earning assets and measures how effectively the Company utilizes its earning assets in relationship to the interest cost of funding them. The following discussion should be read in conjunction with Table 1 and Table 2 on pages 14 and 15, which identify and quantify the components impacting net interest income for the years ending December 31, 2003, 2002 and 2001.

     Net interest income (FTE) totaled $145.7 million and $145.8 million in 2003 and 2002, respectively, as the increase in average earning assets was offset by a decrease in the Company’s net interest margin. Average earning assets increased $343.6 million, or 8%, to $4.7 billion in 2003, as the increase in average portfolio loans and total investment securities more than offset a reduction in average mortgage loans held for sale. Net interest margin decreased by 24 basis points to 3.07% in 2003 compared to 3.31% in 2002. The decrease in the margin was due to the Company’s cost of funds decreasing less than the yields on average earning assets during 2003.

     In 2002, net interest margin increased 7 basis points to 3.31%, compared to 3.24% in 2001. The increase in the margin was due to the Company’s cost of funds decreasing more than the yields on average earning assets during 2002.

Table 1
Analysis of Net Interest Income (FTE)

	2003			2002			2001
Year Ended December 31	Average		Avg.	Average		Avg.	Average		Avg.
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Average Assets:
Short-term investments	$322	$2	0.68%	$1,818	$37	2.03%	$2,448	$102	4.17%
Mortgage loans held for sale	359,486	20,339	5.66	429,381	27,677	6.45	520,565	37,900	7.28
Securities available for sale	339,593	16,630	4.90	295,610	17,420	5.89	214,941	14,373	6.69
Securities held to maturity	24,574	1,140	4.64	—	—	—	—	—	—
Portfolio loans: (1)
Commercial loans	1,478,397	88,878	5.93	1,432,793	98,594	6.79	1,258,535	103,671	8.12
Real estate mortgage loans	1,864,960	103,118	5.53	1,565,739	99,400	6.35	1,730,386	122,350	7.07
Installment loans	592,342	34,790	5.87	591,417	40,761	6.89	611,619	52,371	8.56

Total loans, net of unearned income	3,935,699	226,786	5.73	3,589,949	238,755	6.61	3,600,540	278,392	7.69
FHLB stock (at cost)	79,700	3,978	4.99	79,005	4,778	6.05	78,144	5,798	7.42

Total interest-earning assets	4,739,374	268,875	5.65	4,395,763	288,667	6.54	4,416,638	336,565	7.59
Allowance for loan losses	(38,352)			(31,065)			(28,970)
Cash and due from banks	63,898			60,885			66,371
Other assets	174,035			133,285			132,397

Total assets	$4,938,955			$4,558,868			$4,586,436

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$181,947	599	0.33	$163,191	1,019	0.62	$147,694	1,967	1.33
Savings deposits	995,637	13,648	1.37	863,424	15,358	1.78	724,655	22,251	3.07
Time deposits	1,381,271	42,058	3.04	1,469,788	58,795	4.00	1,604,469	90,386	5.63

Total interest bearing deposits	2,558,855	56,305	2.20	2,496,403	75,172	3.01	2,476,818	114,604	4.63
Short-term borrowings	603,847	7,689	1.26	450,943	10,022	2.19	627,607	27,662	4.41
Long-term FHLB advances and reverse repurchase agreements	1,063,695	54,850	5.16	928,228	50,865	5.40	792,660	46,050	5.73
Long-term debt	50,563	4,339	8.58	79,356	6,793	8.56	59,677	5,106	8.56

Total interest bearing liabilities	4,276,960	123,183	2.86	3,954,930	142,852	3.59	3,956,762	193,422	4.89
Noninterest-bearing deposits	269,436			240,902			262,493
Other liabilities	42,236			39,476			63,104

Total liabilities	4,588,632			4,235,308			4,282,359
Shareholders’ equity	350,323			323,560			304,077

Total liabilities and shareholders’ equity	$4,938,955			$4,558,868			$4,586,436

Net interest income/ Rate spread (FTE)		$145,692	2.79%		$145,815	2.95%		$143,143	2.70%

FTE adjustment		$3,195			$3,963			$3,189

Impact of noninterest- bearing sources of funds			.28			.36			.54

Net interest margin (FTE)			3.07%			3.31%			3.24%

(1)	Non-accrual loans and overdrafts are included in average balances.

Table 2
Rate/Volume Analysis (FTE)

	2003/2002			2002/2001
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance(1)	Rate(1)	Change	Balance(1)	Rate(1)	Change
Interest Income:
Short-term investments	$(19)	$(16)	$(35)	$(22)	$(43)	$(65)
Mortgage loans held for sale	(4,187)	(3,151)	(7,338)	(6,192)	(4,031)	(10,223)
Securities available for sale	2,378	(3,168)	(790)	4,919	(1,872)	3,047
Securities held to maturity	1,140	—	1,140	—	—	—
Loans, net of unearned income (2)	20,606	(32,575)	(11,969)	243	(39,880)	(39,637)
FHLB stock (at cost)	42	(842)	(800)	63	(1,083)	(1,020)

Total interest income	19,960	(39,752)	(19,792)	(989)	(46,909)	(47,898)
Interest Expense:
Interest-bearing demand deposits	104	(524)	(420)	189	(1,137)	(948)
Savings deposits	2,144	(3,855)	(1,711)	3,695	(10,587)	(6,892)
Time deposits	(3,357)	(13,379)	(16,736)	(7,101)	(24,491)	(31,592)

Total interest-bearing deposits	(1,109)	(17,758)	(18,867)	(3,217)	(36,215)	(39,432)
Short-term borrowings	830	(3,163)	(2,333)	(7,351)	(10,289)	(17,640)
Long-term FHLB advances and reverse repurchase agreements	6,470	(2,485)	3,985	7,516	(2,701)	4,815
Long-term debt	(2,470)	16	(2,454)	1,687	—	1,687

Total interest expense	3,721	(23,390)	(19,669)	(1,365)	(49,205)	(50,570)

Net interest income (FTE)	$16,239	$(16,362)	$(123)	$376	$2,296	$2,672

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income

     Noninterest income is a significant source of revenue for the Company, contributing 19% of total revenues in 2003, compared to 16% in 2002 and 15% in 2001 (excluding the gain of sale of subsidiary). Details of the largest component of noninterest income are presented in the “Mortgage Banking Income” section on page 16. Exclusive of mortgage banking revenue, noninterest income was $21.8 million and $21.9 million in 2003 and 2002, respectively.

     Service charges collected on customer accounts increased to $11.1 million, or 21% during 2003 after increasing 19% during 2002. The increases were primarily due to a higher level of collection of fees for overdraft protection and ancillary fees.

     During 2003, the Company sold $68.3 million of investment securities available for sale resulting in a net gain of $2.2 million. During 2002, the Company sold $317.6 million of investment securities for a net gain of $5.9 million. During 2001, the Company sold $175.3 million of investment securities for a net gain of $1.4 million.

     During 2002, the Company purchased $85 million of separate account bank owned life insurance. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The increase in the cash surrender value of these insurance contracts resulted in income of $5.5 million and $2.2 million in 2003 and 2002, respectively.

     The guaranteed portion of SBA loans are regularly sold to investors. In 2003, the Company sold $3.5 million of the guaranteed portion of SBA loans, compared to $23.8 million in 2002 and $18.4 million in 2001, resulting in gains of $322,000, $1,447,000 and $882,000, respectively, which are included in other noninterest income.

Table 3
Noninterest Income

Year Ended December 31
(In thousands)	2003	2002	2001
Mortgage banking income	$38,976	$34,132	$46,808
Service charges	11,097	9,206	7,720
Gains on sale of securities	2,190	5,859	1,425
Income from banked owned life insurance	5,519	2,192	—
Other noninterest income	2,997	4,638	3,431
Gain on sale of subsidiary	—	—	12,000

Total noninterest income	$60,779	$56,027	$71,384

Mortgage Banking Income

     The Company’s total closings of single-family mortgage loans increased $113 million, or 3% to $4.0 billion in 2003. The increase in origination volume was primarily due to a decrease in interest rates, which resulted in a higher level of refinance activity. Refinances totaled $2.7 billion, or 66% of total closings in 2003, compared to $2.5 billion, or 63% of total closings in 2002. In 2002, total mortgage loan closings decreased 26% to $3.9 billion compared to $5.3 billion in 2001. The decrease in origination volume in 2002 was primarily the result of the sale of Market Street Mortgage. Excluding Market Street Mortgage, origination volume decreased $219 million, or 5% in 2002 compared to 2001. The Company’s pipeline of mortgage loan applications in process was $312 million at December 31, 2003, compared to $545 million at December 31, 2002.

Table 4
Residential Mortgage Loan Closings

Year Ended December 31
(Dollars in thousands)	2003	2002	2001
Republic Bank	$4,041,243	$3,928,064	$4,146,685
Market Street Mortgage	—	—	1,193,476

Total closings	$4,041,243	$3,928,064	$5,340,161

     Mortgage banking income, the largest component of total noninterest income, increased $4.8 million, or 14%, to $39.0 million in 2003. The increase was primarily due to higher funding levels of loans sold into the secondary market and improved margins. Mortgage loans held for sale fundings were $3.1 billion during 2003 compared to $2.7 billion during 2002. For the year ended December 31, 2002, mortgage banking income decreased $12.7 million, or 27% from 2001, to $34.1 million. The decrease was primarily due to lower funding levels of loans sold to the secondary market. Mortgage loans held for sale fundings were $2.7 billion during 2002 compared to $4.1 billion during 2001. The ratio of mortgage loans production income to mortgage loans held for sale fundings was 2.11% in 2003, compared to 2.00% and 2.03% in 2002 and 2001, respectively.

     Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $65.0 million, $54.7 million and $84.9 million for 2003, 2002, and 2001, respectively. Commissions and incentives paid were $38.4 million, $35.9 million, and $51.2 million for 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, the SFAS 91 credit totaled $9.2 million, $10.4 million and $11.8 million, respectively.

     Mortgage banking income also included gains on sale of residential real estate loans totaling $3.2 million, $5.0 million and $1.3 million for 2003, 2002 and 2001, respectively. Residential real estate loan sales totaled $134.2 million, $232.4 million and $163.6 million for 2003, 2002 and 2001, respectively.

Noninterest Expense

     Total noninterest expense increased 4% in 2003 to $104.7 million, after decreasing 24% in 2002. Excluding the $19.0 million in restructuring costs incurred in connection with the Company’s exiting the mortgage servicing business in 2001, noninterest expense would have decreased $12.7 million, or 11%, in 2002. Salaries and employee benefits expense increased $1.3 million, or 2%, in 2003, following a decrease of $5.2 million, or 8%, in 2002. The increase in salaries and employee benefits expense in 2003 reflects increases in sales incentives to commercial and retail banking personnel and an increase in benefit costs during the year. The decrease in salaries and employee benefits expense in 2002 reflects the decrease in the average number of hourly and salaried employees, primarily due to the sale of Market Street Mortgage in 2001.

     Occupancy expense increased 4% in 2003 after decreasing 13% in 2002, and equipment expense decreased 2% in 2003 and 12% in 2002. The decreases in 2002 were primarily due to the sale of Market Street Mortgage in June 2001. Other noninterest expense increased 11% in 2003 after decreasing 17% in 2002. The increase in 2003 primarily reflects increases in state tax accruals, recruiting fees and other miscellaneous expenses. The decrease in 2002 was due to the sale of Market Street Mortgage.

Table 5
Noninterest Expense

Year Ended December 31
(In thousands)	2003	2002	2001
Salaries and employee benefits	$60,454	$59,134	$64,377
Occupancy expense of premises	10,296	9,926	11,427
Equipment expense	6,768	6,903	7,847
Other noninterest expense	27,136	24,552	29,562
Restructuring costs to exit the mortgage servicing business	—	—	19,000

Total noninterest expense	$104,654	$100,515	$132,213

Income Taxes

     The provision for income taxes was $25.9 million in 2003, compared to $24.7 million in 2002 and $22.5 million in 2001. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 29.9% for 2003, compared to 30.3% for 2002 and 32.0% for 2001. The effective tax rate in 2003 decreased primarily as a result of an increase in the tax-exempt income from bank owned life insurance. The decrease in the effective tax rate in 2002 was primarily a result of an increase in interest income from tax-exempt securities and an increase in tax-exempt income from bank owned life insurance.

Financial Condition

     Total assets were $5.4 billion at December 31, 2003 and $4.8 billion at December 31, 2002. The increase in total assets reflects the growth in total portfolio loans, securities available for sale and securities held to maturity, which were funded primarily by increases in core deposits, short and long-term borrowings and a decrease in mortgage loans held for sale.

Assets

Investment Securities

     The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Treasury and Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At December 31, 2003, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $404.0 million compared to $144.1 million at December 31, 2002. At December 31, 2003, $306.7 million of these fixed rate investment securities were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans compared to $20.8 million at December 31, 2002. These hybrid adjustable rate securities provide for an interest rate reset cap of 2% to 5% at the first reset date.

     Investment securities available for sale totaled $607.5 million at December 31, 2003, a $437.0 million increase from $170.5 million at December 31, 2002. Investment securities available for sale totaled $285.6 million at December 31, 2001. The increase from 2002 primarily reflects purchases of 5/1 and 7/1 hybrid adjustable rate collateralized mortgage obligations and mortgage-backed securities, which offset the decline in mortgage loans held for sale. The investment securities available for sale portfolio constituted 11.3% of the Company’s assets at December 31, 2003, compared to 3.6% a year earlier.

     During the fourth quarter of 2003, the Company purchased $157.6 million of securities classified as held to maturity. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans and constituted 2.9% of the Company’s assets at December 31, 2003.

     The following table summarizes the composition of the Company’s investment securities portfolio at December 31, 2003, 2002 and 2001.

Table 6
Investment Securities

December 31
(In thousands)	2003	2002	2001
Securities Available For Sale (Estimated Fair Value):
U.S. Treasury and Government agency securities	$238,718	$43,684	$8,396
Collateralized mortgage obligations	88,958	46,160	49,329
Mortgage-backed securities	77,125	6,242	1,952
Municipal and other securities	202,649	74,370	225,876

Total securities available for sale	$607,450	$170,456	$285,553

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$133,882	$—	$—
Mortgage-backed securities	22,673	—	—

Total securities held to maturity	$156,555	$—	$—

     The maturity distribution of and average yield information for the investment securities portfolio as of December 31, 2003 is provided in the following table.

Table 7
Maturity Distribution of Investment Securities Portfolio

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
December 31, 2003	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities Available For Sale:
U.S. Treasury and Government agency securities	$—	—%	$—	—%	$64,051	4.78%	$174,667	3.28%	$238,718	3.68%
Collateralized mortgage obligations (2) (3)	—	—	88,958	3.84	—	—	—	—	88,958	3.84
Mortgage-backed securities (2) (3)	—	—	77,125	4.12	—	—	—	—	77,125	4.12
Municipal and other securities (1)	11	3.66	12	8.48	15,014	5.20	187,612	6.08	202,649	6.02

Total securities available for sale	$11	3.66%	$166,095	3.97%	$79,065	4.86%	$362,279	4.73%	$607,450	4.54%

Securities Held To Maturity:
Collateralized mortgage obligations (2) (3)	$—	—%	$129,316	4.73%	$4,977	5.23%	$—	—%	$134,293	4.75%
Mortgage-backed securities (2) (3)	—	—	22,774	4.22	—	—	—	—	22,774	4.22

Total securities held to maturity	$—	—%	$152,090	4.65%	$4,977	5.23%	$—	—%	$157,067	4.68%

(1)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(2)	Collateral guaranteed by U.S. Government agencies or private label securities rated “AAA” by a major rating agency.

(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives. The average yield presented represents the current yield on these securities calculated using amortized cost.

Portfolio Loans

     The Company’s loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2003 and 2002, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding was insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

Table 8
Loan Portfolio Analysis

	2003		2002		2001		2000		1999
December 31
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial loans:
Commercial and industrial	$38,319	0.9%	$48,509	1.3%	$68,428	2.0%	$79,544	2.1%	$88,370	2.6%
Real estate construction	247,393	6.0	250,546	6.9	250,040	7.2	211,754	5.6	149,480	4.4
Commercial real estate mortgages	1,235,421	29.7	1,170,212	32.0	1,044,594	30.2	840,994	22.3	650,642	19.3

Total commercial loans	1,521,133	36.6	1,469,267	40.2	1,363,062	39.4	1,132,292	30.0	888,492	26.3
Residential real estate mortgages	2,014,809	48.5	1,593,929	43.6	1,511,831	43.7	1,964,394	52.1	1,773,795	52.6
Installment loans:
Consumer direct	608,190	14.6	556,507	15.2	496,972	14.4	459,359	12.2	368,095	10.9
Consumer indirect	13,382	0.3	36,840	1.0	86,516	2.5	215,631	5.7	343,043	10.2

Total installment loans	621,572	14.9	593,347	16.2	583,488	16.9	674,990	17.9	711,138	21.1

Total portfolio loans	$4,157,514	100.0%	$3,656,543	100.0%	$3,458,381	100.0%	$3,771,676	100.0%	$3,373,425	100.0%

     The total portfolio loans balance increased $501.0 million, or 14%, to $4.2 billion at December 31, 2003, after increasing 6% in 2002. Commercial loans increased $51.9 million, or 4%, to $1.5 billion at December 31, 2003, after increasing 8% in 2002, reflecting lower loan closings in 2003 compared to 2002. The increase in 2003, which was concentrated in commercial real estate loans, reflects the Company’s efforts to complement traditional residential mortgage lending with quality commercial real estate lending.

     Residential real estate mortgage loans increased $420.9 million, or 26%, to $2.0 billion at December 31, 2003, after increasing 5% a year earlier. During 2003, the mortgage portfolio continued to experience a high rate of payoffs as a result of significant refinance activity. Mortgage principal payments and paid-off residential loans totaled $823 million and the Company also sold $134 million of mortgage portfolio loans during the year. However, the Company more than replaced the loans paid-off and loans sold with current mortgage production through the addition of $1.4 billion of fixed-rate and variable-rate portfolio loans.

     Consumer direct installment loans increased $51.7 million, or 9%, to $608.2 million at December 31, 2003, after rising 12% a year ago, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending. Consumer indirect installment loans decreased $23.5 million, or 64%, to $13.4 million at December 31, 2003, after decreasing 57% in 2002. The decreases during 2003 and 2002 in indirect loan balances were primarily a result of loan payoffs after the Company discontinued its indirect lending line of business during the first quarter of 2000.

Table 9
Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

		After One
December 31, 2003	Within	But Within	After
(In thousands)	One Year	Five Years	Five Years	Total
Commercial loans:
Commercial and industrial	$11,932	$14,653	$11,734	$38,319
Real estate construction	143,618	63,293	40,482	247,393
Commercial real estate mortgages	129,996	664,736	440,689	1,235,421

Total commercial loans	$285,546	$742,682	$492,905	$1,521,133

Commercial Loans Maturing After One Year With:
Predetermined rates		$216,085	$24,101
Floating or adjustable rates		526,597	468,804

Total		$742,682	$492,905

     The commercial loan portfolio contained no aggregate loans to any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 2003. The Company’s total loan portfolio is geographically concentrated primarily in Michigan, Ohio and Indiana as shown in the following table.

Table 10
Geographic Distribution of Loan Portfolio

December 31, 2003		Percent
(Dollars in thousands)	Amount	of Total
Michigan	$3,279,827	79%
Ohio	573,597	14
Indiana	169,756	4
Massachusetts	37,887	1
Other states	96,447	2

Total	$4,157,514	100%

Mortgage Loans Held for Sale

     Mortgage loans held for sale decreased $525.6 million, to $135.4 million at December 31, 2003, after decreasing 12% to $661.0 million at December 31, 2002. The decrease in 2003 was primarily due to a decrease in residential mortgage loan closings during the fourth quarter of 2003 compared to the fourth quarter of 2002 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). Residential mortgage loan closings during the fourth quarter of 2003 were $526 million compared to $1.4 billion during the fourth quarter of 2002.

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

Commercial Loans

     Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower’s ability to repay and by obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2003, commercial real estate loans accounted for 97% of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial loans are generally secured by the borrower’s assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

Residential Real Estate Mortgage Loans

     The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 unit family residential property. At December 31, 2003, these loans accounted for 48.5% of total portfolio loans. Credit risk in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to income ratios, credit bureau scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

     Credit risk in the installment loan portfolio is controlled through consistent adherence to conservative underwriting standards that consider, but are not necessarily limited to, debt to income levels, past payment tendencies as evidenced by credit bureau reports, and loan-to-value ratios as to any collateral.

Asset Quality

Non-Performing Assets

     Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. When a loan is placed on non-accrual status, interest accruals cease and any uncollected interest is charged against current income. Interest subsequently received on non-accrual loans is applied against the principal balance.

Table 11
Non-Performing Assets

December 31
(Dollars in thousands)	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial	$27,666	$19,167	$6,413	$5,499	$4,651
Residential real estate mortgages	11,181	15,215	18,808	13,429	10,449
Installment	873	2,876	2,957	2,167	2,419

Total non-accrual loans	39,720	37,258	28,178	21,095	17,519
Restructured Loans	—	2,309	—	—	—
Other real estate owned	2,718	2,904	2,978	4,906	4,743

Total non-performing assets	$42,438	$42,471	$31,156	$26,001	$22,262

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.02%	1.16%	.90%	.69%	.66%
Portfolio loans, mortgage loans held for sale and OREO	.99	.98	.74	.62	.58
Total assets	.79	.89	.66	.56	.52
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—	$144	$209	$100
Residential real estate mortgages	—	—	—	—	—
Installment	—	—	—	—	—

Total loans past due 90 days or more	$—	$—	$144	$209	$100

     Non-performing assets totaled $42.4 million at December 31, 2003, compared to $42.5 million at December 31, 2002. The increase in non-accrual commercial loans described in the table above was due primarily to two commercial real estate loan relationships located in Michigan. The Company believes the risk-allocated allowance for loan losses attributable to these loans is adequate under present economic conditions and circumstances.

     Approximately $28.2 million, or 0.66%, of total loans at December 31, 2003 were 30 to 89 days delinquent, compared to $26.5 million, or 0.61% of total loans at December 31, 2002. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of monitoring where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of December 31, 2003, total potential problem loans, excluding those categorized as non-accrual loans, were $30.8 million, or 0.72% of total loans, compared to $36.9 million, or 0.85% of total loans at December 31, 2002.

     The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2003, 2002 and 2001 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

Table 12
Forgone Interest on Non-Performing Loans

	2003		2002		2001
For the Year Ended December 31
(In thousands)	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
Pro forma interest income	$2,997	$—	$2,935	$121	$3,164	$—
Interest income earned	1,100	—	966	121	946	—

Forgone interest income	$1,897	$—	$1,969	$—	$2,218	$—

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

     At December 31, 2003 and 2002, the gross recorded investment in impaired loans totaled $27.7 million and $21.5 million, respectively. Similar to non-accrual loans, interest payments subsequently received on impaired loans are applied against the principal balance. See Note 5 to the Consolidated Financial Statements for further discussion of impaired loans.

Provision and Allowance for Loan Losses

     The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

     Due to the inherent risks and uncertainties related to the operation of a financial institution, management must depend on estimates, appraisals and valuations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be adversely impacted.

     Net loan charge-offs decreased $1.3 million to $7.8 million in 2003, compared to $9.1 million in 2002 and $8.0 million in 2001. The decrease in 2003 is primarily due to decreases in the Company’s indirect installment loan charge-offs, which reflect the anticipated run-off of these loans following the Company’s discontinuance of its indirect lending business in the first quarter of 2000. Net charge-offs on indirect installment loans decreased to $299,000 in 2003 from $1.7 million in 2002.

     The ratio of net loan charge-offs to average loans, including loans held for sale, was .18% in 2003, compared to .23% for 2002 and .19% for 2001. Commercial loan net charge-offs as a percentage of average commercial loans was .36% for 2003 and 2002 compared to .32% for 2001. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was .04% for 2003 compared to .05% for 2002 and .03% for 2001. Installment loan net charge-offs as a percentage of average installment loans was .29% for 2003, compared to .50% for 2002 and .55% for 2001.

     The Company’s policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. If management determines a loan to be under-collateralized, then a charge-off will generally be recommended no later than the month in which the loan becomes 90 days past due. Open-end installment loans (home equity lines of credit) are generally charged off when they become 180 days past due.

Table 13
Analysis of the Allowance for Loan Losses

Year Ended December 31
(Dollars in thousands)	2003	2002	2001	2000	1999
Balance at beginning of year	$36,077	$29,157	$28,450	$27,128	$21,446
Loan charge-offs:
Commercial loans	6,122	5,449	4,137	1,884	3,452
Residential real estate mortgage loans	842	989	671	724	572
Installment loans	2,559	3,947	4,159	3,922	3,376

Total loan charge-offs	9,523	10,385	8,967	6,530	7,400
Recoveries:
Commercial loans	856	285	149	452	691
Residential real estate mortgage loans	—	9	—	178	27
Installment loans	861	1,011	825	722	714

Total recoveries	1,717	1,305	974	1,352	1,432

Net loan charge-offs	7,806	9,080	7,993	5,178	5,968
Provision charged to expense	12,000	16,000	8,700	6,500	11,650

Balance at end of year	$40,271	$36,077	$29,157	$28,450	$27,128

Allowance for loan losses as a percentage of year-end portfolio loans	.97%	.99%	.84%	.75%	.80%
Allowance for loan losses as a percentage of year-end non-performing loans	101.39	91.18	103.47	134.87	154.85
Net charge-offs as a percentage of average total loans (including loans held for sale)	.18	.23	.19	.13	.17

     The following table summarizes the Company’s allocation of the allowance for loan losses for risk allocated and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The increase in the risk allocated allowance of $5.5 million for commercial loans at December 31, 2003 compared to 2002 is primarily due to the increase in non-accrual commercial loans in 2003 compared to 2002 as described in Table 11. The entire allowance, however, is available for use against any type of loan loss deemed appropriate by management. During the five years presented, the Company did not utilize specific allocated allowances.

Table 14
Allocation of the Allowance for Loan Losses

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
December 31		total		total		total		total		total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Risk allocated allowances:
Commercial loans	$16,993	37%	$11,507	40%	$8,597	39%	$7,109	30%	$4,705	26%
Residential real estate mortgage loans	3,562	48	3,721	44	4,203	44	4,009	52	5,643	53
Installment loans	8,795	15	8,377	16	7,905	17	8,089	18	8,717	21

Total risk allocated allowances	29,350		23,605		20,705		19,207		19,065
Unallocated allowances	10,921	—	12,472	—	8,452	—	9,243	—	8,063	—

Total allowance for loan losses	$40,271	100%	$36,077	100%	$29,157	100%	$28,450	100%	$27,128	100%

     The following table summarizes the graded loan categories used by the Company to determine the adequacy of the risk allocated allowance for loan losses at December 31, 2003, 2002 and 2001.

Table 15
Graded Loan Categories Used in the
Allocation of the Allowance for Loan Losses

	2003	2002	2001
December 31	Loan	Loan	Loan
(Dollar amounts in thousands)	Amount(1)	Amount(1)	Amount(1)
Graded loan categories:
Pass (Superior, High, Satisfactory and Moderate)	$4,928,346	$4,876,561	$4,724,893
Monitor	60,123	—	—
Watch	25,016	33,315	38,713
Substandard	44,520	42,082	36,739
Doubtful	727	—	—
Loss	—	—	—

Total loans	$5,058,732	$4,951,958	$4,800,345

(1)	Loan amounts include mortgage loans held for sale and unfunded commitments of $766 million, $634 million and $594 million at December 31, 2003, 2002 and 2001, respectively.

     Each element of the risk allocated allowance for December 31, 2003, 2002 and 2001 was determined by applying the following risk percentages to each grade of loan: Pass – from .10% to 1.25%, depending on category of loans classified as Superior, High, Satisfactory and Moderate; Monitor – from 2.5% to 5%; Watch – from 3.75% to 10%; Substandard – from 5% to 20%; Doubtful — 50%; and Loss — 100%. The risk percentages were developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered by management to be a prudent measurement of the risk associated with the Company’s loan portfolio. Such risk percentages are applied to individual loans based on loan type. Non-accrual loans are included in the “substandard” and “doubtful” classifications in the Company’s risk rating methodology.

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on management’s understanding of the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis and computes the allocation for allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk percentage in computing the risk allocated or specific allocated allowance.

     The Company also maintains an unallocated allowance in recognition of the imprecision in estimating and measuring probable credit losses. The unallocated allowance is utilized to cover losses that may arise from new business migration and imprecision in the risk rating system. New business migration risk arises from new commercial loans that are typically graded “pass”, having a short payment history in which to evaluate the performance of the loan. Imprecision in the risk rating system may result from either inaccuracy in assigning the risk ratings or stale risk ratings which may not have been updated for recent negative trends in the particular credits. The unallocated allowance for loan losses was $10.9 million at December 31, 2003 and deemed adequate but not excessive by management after assessing the dollar amount of new commercial loans and the current economic environment.

     The provision for loan losses decreased to $12.0 million during 2003 from $16.0 million in 2002. In 2002, the provision for loan losses increased to $16.0 million from $8.7 million in 2001. The increase in the provision in 2002 was due to a significant increase in the size of the loan portfolio, an increase in net charge-offs and an increase in non-accrual loans in during the year. In 2003, while the loan portfolio continued to grow, the majority of the growth was concentrated in the residential mortgage loan portfolio, which historically has experienced very low charge-off percentages. In addition, net loan charge-offs in 2003 decreased 14% from 2002 and total non-performing assets decreased slightly from December 31, 2002 to December 31, 2003. As a result of the improvement in credit quality, the Company determined the provision for loan losses during 2003 should be lower than the provision for loan losses in 2002.

     There have been no changes in the Company’s estimation methods since 1996, however, risk percentages for certain loan classifications within the “pass” category were adjusted in 2000. In 2003, the Company added an additional risk rating category, “Monitor”. The Monitor category is utilized for loans that have potential weaknesses that require the added attention of management. These loans have characteristics, which if not corrected, could impact the ability of such borrowers to comply with the repayment terms. In addition, the risk percentages for the “Watch” rated loans were increased during 2003 to reflect management’s revised estimates of potential losses on these loans.

Liabilities

Deposits

     Total deposits, the Company’s primary source of funding, increased 1% to $2.82 billion at December 31, 2003, after increasing 1% a year earlier. During 2003, the Company’s emphasis was on core deposits, which represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts and money market accounts. At December 31, 2003, core deposits totaled $1.45 billion, a 7% increase when compared to $1.35 billion at December 31, 2002.

Table 16
Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)	2003
Three months or less	$258,287
Over three months through six months	80,531
Over six months through twelve months	101,758
Over twelve months	200,596

Total	$641,172

     The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2003, these deposits totaled $119.5 million and $318.8 million, respectively, and represented 16% of total deposits on a combined basis. At December 31, 2002, brokered certificates of deposit totaled $124.7 million and municipal certificates of deposit totaled $334.0 million, also representing 16% of total deposits on a combined basis.

Short-Term Borrowings

     Short-term borrowings increased $282.2 million to $491.2 million at December 31, 2003, following a $32.6 million increase to $209.1 million a year earlier. Short-term borrowings at December 31, 2003 and 2002 consisted of federal funds purchased, reverse repurchase agreements and treasury, tax and loan demand notes. The amount provided by these funding sources increased during 2003 primarily to fund a portion of the variable rate commercial, residential and consumer portfolio loan increases. See Note 10 to the Consolidated Financial Statements for further information regarding short-term borrowings.

Short-Term FHLB Advances

     Republic Bank utilizes short-term FHLB advances to provide funding for mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances. Short-term FHLB advances totaled $280 million at December 31, 2003, compared to $305 million at December 31, 2002. See Note 11 to the Consolidated Financial Statements for further information regarding short-term FHLB advances.

Long-Term FHLB Advances and Reverse Repurchase Agreements

     Republic Bank routinely utilizes long-term FHLB advances and reverse repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. Total long-term FHLB advances and reverse repurchase agreements were $1.29 billion at December 31, 2003 compared to $1.0 billion at December 31, 2002. See Note 12 to the Consolidated Financial Statements for further information regarding long-term FHLB advances and reverse repurchase agreements.

Long-Term Debt

     Long-term debt totaled $50.0 million December 31, 2003 compared to $63.5 million at December 31, 2002. Senior debentures of $13.5 million matured and were paid in full in January 2003. See Note 13 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

     Shareholders’ equity increased $36.7 million, or 11%, to $369.4 million at December 31, 2003, after increasing 9% to $332.7 million a year earlier. The increase in shareholders’ equity during 2003 resulted primarily from net income of $60.7 million and the issuance of shares through the exercise of stock options of $9.2 million, offset by $21.3 million in cash dividends to shareholders and $15.0 million in stock repurchases. The total cash dividend paid in 2003 represented a 16% increase over the amount paid in 2002, reflecting an increase in the quarterly dividend per share declared in July 2003 from $.085 to $.095 and the increase in the shares outstanding that resulted from the Company’s 10% stock dividend.

     On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,000 shares. The 2001 Stock Repurchase Program was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2003 Stock Repurchase Program will commence at the conclusion of the 2001 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 1,160,000 shares and 1,467,000 shares under the 2001 Program during 2003 and 2002, respectively. As of December 31, 2003, there were 2,200,000 and 8,000 shares available for repurchase under the 2003 and 2001 Programs, respectively.

     The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company’s total risk-based capital ratio was 12.85% at December 31, 2003 compared to 12.26% at December 31, 2002. For further information regarding regulatory capital requirements, see Note 26 to the Consolidated Financial Statements.

Contractual Obligations

     The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

Table 17
Contractual Obligations

	Note	Due Within	One to	Three to	Five Years
(Dollars in thousands)	Reference	One Year	Three Years	Five Years	or Over	Total
December 31, 2003
Deposits without a stated maturity (1)		$1,495,339	$—	$—	$—	$1,495,339
Certificates of deposits (1)		823,122	307,876	173,969	14,963	1,319,930
Short-term borrowings	10	491,245	—	—	—	491,245
Short-term FHLB advances	11	280,000	—	—	—	280,000
Long-term FHLB advances and reverse repurchase agreements	12	37,500	272,983	324,925	651,318	1,286,726
Long-term debt	13	—	—	—	50,000	50,000
Operating leases	7	4,629	6,951	4,101	4,263	19,944

(1)	See “Deposits” on page 26 for further discussion on deposit balances.

Off-Balance Sheet Transactions

     In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company’s involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, they do not represent unusual risks for the Company and management does not anticipate any significant losses to arise from these transactions.

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

     The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2003, no liability is recorded for the commitments to extend credit, while deferred revenue for standby letters of credit was $189,000. At December 31, 2002, there was no liability or deferred revenue recorded for the commitments to extend credit or for the standby letters of credit.

     The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at December 31, 2003 and 2002:

Table 18
Off-Balance Sheet Contractual Obligations

December 31
(In thousands)	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$296,978	$340,615
Commitments to fund commercial real estate loans	306,062	142,332
Other unused commitments to extend credit	421,619	374,692
Standby letters of credit	71,834	46,480

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

     Short-term liquidity is available from federal funds purchased, reverse repurchase agreements, deposit growth, retail, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from reverse repurchase agreements, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2003 the Company’s balance of certificates of deposit maturing within the next twelve months was $823.1 million. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company’s success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

     At December 31, 2003, Republic Bank had available $229.5 million in unused lines of credit with third parties for federal funds purchased and $193.5 million available in unused borrowings with the FHLB.

     Republic Bancorp Inc. has four major funding sources to meet its liquidity requirements: interest earning deposits, dividends from Republic Bank, access to the capital markets and a revolving credit agreement with a third party. On December 31, 2003, $161.7 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, compared to $134.5 million at December 31, 2002. Also, at December 31, 2003, the parent company had interest-earning deposits of $26.4 million at Republic Bank to meet any liquidity requirements. In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2003, which expires on December 26, 2004. Depending on market conditions and liquidity requirements, the Company would also consider the issuance of additional debt or equity instruments to provide additional liquidity, if necessary.

     As discussed in Item 1 of this Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company’s ability to meet its cash obligations.

Market Risk Management

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company’s business is subject to many factors beyond its control (see Forward-Looking Statements on page 9) in managing the Company’s assets and liabilities, and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company’s press releases and public documents.

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

Interest Rate Risk Management

     The Company’s ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at Republic Bank is responsible for ensuring that the Bank’s asset and liability management procedures adhere to corporate policies and risk limits established by their respective board of directors.

     During 2003, short-term interest rates decreased and long-term interest rates increased. The three-month treasury bill decreased 27 basis points and the prime-lending rate decreased 25 basis points from December 31, 2002 to December 31, 2003, while the 30-year treasury bond increased 29 basis points during 2003. The demand for residential loans continued to be high for the majority of 2003 as mortgage rates remained low by all historical measures. The increase in long-term interest rates did slow residential loan demand in the fourth quarter of 2003. The Company’s residential real estate mortgage balance increased during the year, as new mortgage loan production more than offset loan payoffs within the portfolio. Commercial loan balances grew due to the successful efforts by our team of experienced commercial lenders and the lower prime lending rates. Lower interest rates also continued to attract home equity borrowers as the balance of consumer direct loans grew in 2003.

     The mortgage loans held for sale balance is the Company’s most interest rate sensitive asset. It is also short-term in nature as the majority of loans held for sale are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to both closely match its liquidity needs, as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment, and maintain a consistent interest rate spread when the yield curve moves in parallel shifts. As is discussed in Note 24 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale exposes the Company to market risk during the period after the loans close but before they are sold to investors. To reduce this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates and prices to various third parties.

     The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but the Company believes that when evaluated together, they provide a reasonably comprehensive view of the Company’s exposure interest rate risk.

     Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. Table 19 presents the static gap analysis. At December 31, 2003, the cumulative one-year gap was a positive 7.80% of total earning assets. At December 31, 2002, the cumulative one-year gap was a positive 17.87% of total earning assets.

     The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that reflect a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to 15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company’s strong retail mortgage banking franchise. The one-year gap at December 31, 2002 exceeded this range primarily due to the prepayment assumptions the model uses in estimating the maturity terms of the residential mortgage portfolio. With residential mortgage rates at historical lows, prepayment speed assumptions were at high levels resulting in a high level of assumed maturities within the one-year period. The slow-down in prepayment speed assumptions to more normalized levels in the latter part of 2003 significantly reduced the cumulative one-year gap percentage.

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

     As of December 31, 2003, the earnings simulation model projects the following change in net interest income from base net interest incomes, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	5.1%	2.9%	1.5%	-1.7%	-3.6%	-13.8%

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

Table 19
Static Gap Analysis(1)

	Within	4 Months	1 to	5 Years
(Dollars in thousands)	3 Months	to 1 Year	5 Years	or Over	Total
December 31, 2003
Interest-Earning Assets:
Federal funds sold and other money market investments	$109	$—	$—	$—	$109
Mortgage loans held for sale	135,360	—	—	—	135,360
Investment securities	178,925	59,190	189,256	336,634	764,005
Loans, net of unearned income	1,539,322	615,075	1,475,902	487,495	4,117,794
FHLB stock (at cost)	80,500	—	—	—	80,500

Total interest-earning assets	$1,934,216	$674,265	$1,665,158	$824,129	$5,097,768

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$—	$—	$147,374	$36,843	$184,217
Savings and money market accounts	94,094	471,571	357,196	131,996	1,054,857
Certificates of deposit:
Under $100,000	85,793	296,753	286,972	9,240	678,758
$100,000 or more	258,287	182,289	194,873	5,723	641,172

Total certificates of deposit	344,080	479,042	481,845	14,963	1,319,930

Total interest-bearing deposits	438,174	950,613	986,415	183,802	2,559,004
Short-term borrowings (2)	491,245	—	—	—	491,245
Short-term FHLB advances	183,481	96,519	—	—	280,000
Long-term FHLB advances and reverse repurchase agreements	—	50,940	587,262	648,524	1,286,726
Long-term debt	—	—	50,000	—	50,000

Total interest-bearing liabilities	$1,112,900	$1,098,072	$1,623,677	$832,326	$4,666,975

Interest rate sensitivity gap	$821,316	$(423,807)	$41,481	$(8,197)	$430,793
As a percentage of total interest-earning assets	16.11%	(8.32)%	0.81%	(0.16)%	8.45%
Cumulative interest rate sensitivity gap	$821,316	$397,509	$438,990	$430,793
As a percentage of total interest-earning assets	16.11%	7.80%	8.61%	8.45%
December 31, 2002
Interest-Earning Assets:
Federal funds sold and other money market investments	$85	$—	$—	$—	$85
Mortgage loans held for sale	660,999	—	—	—	660,999
Investment securities	34,722	11,555	8,459	115,720	170,456
Loans, net of unearned income	1,163,835	755,265	1,484,456	213,420	3,616,976
FHLB stock (at cost)	78,475	—	—	—	78,475

Total interest-earning assets	$1,938,116	$766,820	$1,492,915	$329,140	$4,526,991

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$—	$—	$141,092	$35,274	$176,366
Savings and money market accounts	37,030	434,864	327,880	111,089	910,863
Certificates of deposit:
Under $100,000	102,419	265,247	368,841	13,509	750,016
$100,000 or more	254,697	191,270	238,325	6,101	690,393

Total certificates of deposit	357,116	456,517	607,166	19,610	1,440,409

Total interest-bearing deposits	394,146	891,381	1,076,138	165,973	2,527,638
Short-term borrowings (2)	209,070	—	—	—	209,070
Short-term FHLB advance	305,000	—	—	—	305,000
Long-term FHLB advances	52,275	30,392	254,314	665,962	1,002,943
Long-term debt	13,500	—	50,000	—	63,500

Total interest-bearing liabilities	$973,991	$921,773	$1,380,452	$831,935	$4,108,151

Interest rate sensitivity gap	$964,125	$(154,953)	$112,463	$(502,795)	$418,840
As a percentage of total interest-earning assets	21.30%	(3.42)%	2.48%	(11.11)%	9.25%
Cumulative interest rate sensitivity gap	$964,125	$809,172	$921,635	$418,840
As a percentage of total interest-earning assets	21.30%	17.87%	20.36%	9.25%

(1)	Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for loans, NOW accounts, savings, and money market accounts to more accurately reflect repricing and retention.

(2)	Includes federal funds purchased, reverse repurchase agreements and other short-term borrowings.

Accounting and Financial Reporting Developments

     The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the Consolidated Financial Statements. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses. See pages 23-26 and Notes 1 and 5 to the Consolidated Financial Statements for further information regarding the policy on allowance for loan losses.

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provision of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

     In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

     Effective December 31, 2003, the Company adopted the provisions of FIN 46 for all interests held in a VIE. The Company evaluated various entities in which it held an interest to determine if these entities met the definition of a variable interest entity (VIE), and whether the Company was the primary beneficiary and should consolidate the entity based on the variable interests it held. The Company owns 100% of the common stock of Republic Capital Trust I, which was formed in 2001 to issue trust preferred securities. Prior to the fourth quarter 2003 adoption of FIN 46, the Company consolidated this entity as a result of its ownership of the outstanding common securities. This entity met the FIN 46 definition of a VIE, but the Company is not the primary beneficiary in the entity. As such, the Company was required to deconsolidate the entity in the fourth quarter 2003. Deconsolidation of the entity changed the classification of the trust preferred securities held by the Company ($50 million) to subordinated debt. Banking regulators announced that, “until notice is given to the contrary,” such debt will continue to qualify as Tier 1 Capital. No other entities in which the Company held significant interest were determined to be VIE’s under FIN 46. All prior periods have been restated to reflect the adoption of FIN 46. The requirements of FIN 46 did not impact the Company’s net income or earnings per share.

     In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method of accounting under SFAS 123, if a company so elects.

     Effective January 1, 2003 the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options was applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003 continued to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005. In 2003, the Company primarily issued restricted stock in lieu of stock option grants. As a result, the income statement impact associated with expensing stock options was immaterial in 2003. As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will continue to be immaterial assuming options are granted in future years at a similar level. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate option values.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Guarantees subject to the disclosure requirements of FIN 45 but not to the recognition provisions include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 23. The requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and was adopted by the Company beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations in 2003.

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for the Company beginning January 1, 2003 and its adoption did not have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section entitled “Market Risk Management” included under Item 7 of this document and is incorporated herein by reference. See also Note 24 to the Consolidated Financial Statements included under Item 8 of this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Republic Bancorp Inc. and Subsidiaries
 Consolidated Balance Sheets

December 31
(Dollars in thousands)	2003	2002
Assets
Cash and due from banks	$63,749	$75,540
Interest-earning deposits with banks	109	85

Cash and cash equivalents	63,858	75,625
Mortgage loans held for sale	135,360	660,999
Securities available for sale	607,450	170,456
Securities held to maturity (fair value of $157.1 in 2003)	156,555	—
Loans, net of unearned income	4,157,514	3,656,543
Less allowance for loan losses	(40,271)	(36,077)

Net loans	4,117,243	3,620,466
Federal Home Loan Bank stock (at cost)	80,500	78,475
Premises and equipment	26,928	27,790
Bank owned life insurance	108,330	87,192
Other assets	57,464	57,192

Total assets	$5,353,688	$4,778,195

Liabilities
Noninterest-bearing deposits	$256,265	$260,634
Interest bearing deposits:
NOW accounts	184,217	176,366
Savings and money market accounts	1,054,857	910,863
Certificates of deposit	1,319,930	1,440,409

Total interest-bearing deposits	2,559,004	2,527,638

Total deposits	2,815,269	2,788,272
Federal funds purchased and other short-term borrowings	491,245	209,070
Short-term FHLB advances	280,000	305,000
Long-term FHLB advances and reverse repurchase agreements	1,286,726	1,002,943
Accrued expenses and other liabilities	61,028	76,682
Long-term debt	50,000	63,500

Total liabilities	4,984,268	4,445,467
Shareholders’ Equity
Preferred stock, $25 stated value; $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value; 75,000,000 shares authorized; 63,527,000 and 63,185,000 shares issued and outstanding in 2003 and 2002, respectively	317,633	287,207
Capital surplus	50,358	40,633
Unearned compensation – restricted stock	(1,666)	(368)
Retained earnings	3,893	4,373
Accumulated other comprehensive income (loss)	(798)	883

Total shareholders’ equity	369,420	332,728

Total liabilities and shareholders’ equity	$5,353,688	$4,778,195

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
 Consolidated Statements of Income

Years Ended December 31
(Dollars in thousands, except per share data)	2003	2002	2001
Interest Income
Interest and fees on loans	$247,125	$266,432	$316,292
Interest on investment securities and FHLB stock dividends	18,555	18,272	17,084

Total interest income	265,680	284,704	333,376

Interest Expense
Interest on deposits:
NOW accounts	599	1,019	1,967
Savings and money market accounts	13,648	15,358	22,251
Certificates of deposits	42,058	58,795	90,386

Total interest expense on deposits	56,305	75,172	114,604
Federal funds purchased and other short-term borrowings	7,689	10,022	27,662
Long-term FHLB advances and reverse repurchase agreements	54,850	50,865	46,050
Long-term debt	4,339	6,793	5,106

Total interest expense	123,183	142,852	193,422

Net interest income	142,497	141,852	139,954
Provision for loan losses	12,000	16,000	8,700

Net interest income after provision for loan losses	130,497	125,852	131,254

Noninterest Income
Mortgage banking income	38,976	34,132	46,808
Service charges	11,097	9,206	7,720
Gains on sale of securities	2,190	5,859	1,425
Income from bank owned life insurance	5,519	2,192	—
Other noninterest income	2,997	4,638	3,431
Gain on sale of subsidiary	—	—	12,000

Total noninterest income	60,779	56,027	71,384

Noninterest Expense
Salaries and employee benefits	60,454	59,134	64,377
Occupancy expense of premises	10,296	9,926	11,427
Equipment expense	6,768	6,903	7,847
Other noninterest expenses	27,136	24,552	29,562
Restructuring costs to exit mortgage servicing business	—	—	19,000

Total noninterest expense	104,654	100,515	132,213

Income before income taxes	86,622	81,364	70,425
Provision for income taxes	25,896	24,687	22,515

Net Income	$60,726	$56,677	$47,910

Basic earnings per share	$.96	$.89	$.73

Diluted earnings per share	$.95	$.87	$.72

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders’
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity
Balances at January 1, 2001	49,424	$247,119	$46,236	$(1,275)	$2,994	$(210)	$294,864
Comprehensive income:
Net income					47,910		47,910
Unrealized holding losses on securities, net of $1,084 income tax benefit						(2,013)	(2,013)
Reclassification adjustment for gains included in net income, net of $499 income tax expense						(926)	(926)

Net unrealized losses on securities, net of tax						(2,939)	(2,939)

Comprehensive income							44,971
Cash dividends declared ($.26 per share)					(17,163)		(17,163)
Awards of common stock under Incentive Stock Plan	66	330	465	(795)			—
Amortization of restricted stock				825			825
Cancellations of restricted stock				687			687
10% common share dividend	4,877	24,388	5,787		(30,199)		(24)
Issuance of common shares:
Through exercise of stock options	609	3,045	1,168				4,213
Through exercise of stock warrants	14	70	43				113
Through employee stock awards	25	125	167				292
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			1,555				1,555
Repurchase of common shares	(1,849)	(9,246)	(16,170)				(25,416)

Balances at December 31, 2001	53,166	265,831	39,251	(558)	3,542	(3,149)	304,917
Comprehensive income:
Net income					56,677		56,677
Unrealized holding gains on securities, net of $4,222 income tax expense						7,840	7,840
Reclassification adjustment for gains included in net income, net of $2,051 income tax expense						(3,808)	(3,808)

Net unrealized gains on securities, net of tax						4,032	4,032

Comprehensive income							60,709
Cash dividends declared ($.29 per share)					(18,401)		(18,401)
Awards of common stock under Incentive Stock Plan	137	685	1,007	(1,692)			—
Amortization of restricted stock				1,527			1,527
Cancellations of restricted stock				355			355
10% common share dividend	5,246	26,232	11,193		(37,445)		(20)
Redemption of preferred stock of subsidiary			(1,531)				(1,531)
Issuance of common shares:
Through exercise of stock options	351	1,755	838				2,593
Through exercise of stock warrants	2	10	9				19
Through employee stock awards	6	28	354				382
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			748				748
Repurchase of common shares	(1,467)	(7,334)	(11,236)				(18,570)

Balances at December 31, 2002	57,441	$287,207	$40,633	$(368)	$4,373	$883	$332,728

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders’
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity
Balances at December 31, 2002	57,441	$287,207	$40,633	$(368)	$4,373	$883	$332,728
Comprehensive income:
Net income					60,726		60,726
Unrealized holding losses on securities, net of $139 income tax benefit						(258)	(258)
Reclassification adjustment for gains included in net income, net of $767 income tax expense						(1,423)	(1,423)

Net unrealized losses on securities, net of tax						(1,681)	(1,681)

Comprehensive income							59,045
Cash dividends declared ($.34 per share)					(21,289)		(21,289)
Awards of common stock under Incentive Stock Plan	268	1,342	1,960	(3,302)			—
Amortization of restricted stock				1,869			1,869
Cancellations of restricted stock				135			135
10% common share dividend	5,777	28,886	11,008		(39,917)		(23)
Issuance of common shares:
Through exercise of stock options	1,139	5,695	3,475				9,170
Through exercise of stock warrants	44	220	45				265
Through employee stock awards	18	83	146				229
Impact of stock option expense			4				4
Tax benefit relating to exercise of stock options and warrants and vesting of restricted stock			2,309				2,309
Repurchase of common shares	(1,160)	(5,800)	(9,222)				(15,022)

Balances at December 31, 2003	63,527	$317,633	$50,358	$(1,666)	$3,893	$(798)	$369,420

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

Year Ended December 31
(In thousands)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$60,726	$56,677	$47,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,958	9,211	8,554
Amortization and impairment of mortgage servicing rights	1,159	1,194	20,433
Net gains on sale of mortgage servicing rights	—	—	(21,521)
Net gains on sale of securities available for sale	(2,190)	(5,859)	(1,425)
Net gains on sale of loans	(3,545)	(6,444)	(3,697)
Net gain on sale of subsidiary	—	—	(12,000)
Proceeds from sale of mortgage loans held for sale	3,078,308	2,736,693	4,074,133
Origination of mortgage loans held for sale	(2,552,669)	(2,649,229)	(4,652,237)
Net (increase) decrease in other assets	(13,350)	23,432	7,668
Net increase (decrease) in other liabilities	(15,654)	(36,101)	33,267
Other, net	4,442	7,071	705

Total adjustments	505,459	79,968	(546,120)

Net cash provided by (used in) operating activities	566,185	136,645	(498,210)
Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	70,445	323,444	176,764
Proceeds from maturities/payments of securities available for sale	170,955	86,412	12,197
Proceeds from maturities/principal payments of securities held to maturity	1,072	—	—
Purchases of securities available for sale	(679,770)	(283,209)	(344,303)
Purchases of securities held to maturity	(157,627)	—	—
Purchases/additions of bank owned life insurance	(16,500)	(85,000)	—
Proceeds from sale of consumer loans	—	—	39,485
Proceeds from sale of commercial and residential real estate loans	141,185	262,670	182,018
Net (increase) decrease in loans made to customers	(634,579)	(449,614)	95,395
Proceeds from sale of subsidiary and payments received on related borrowings	—	—	193,248
Proceeds from sale of mortgage servicing rights	1,284	—	96,994
Additions to mortgage servicing rights	(1,115)	(1,506)	(49,768)
Premises and equipment expenditures	(5,546)	(3,335)	(3,501)

Net cash (used in) provided by investing activities	(1,110,196)	(150,138)	398,529
Cash Flows From Financing Activities:
Net increase in total deposits	37,676	34,804	24,942
Sale of bank branch deposits	(10,679)	—	—
Net increase in short-term borrowings	282,175	32,570	174,771
Net decrease in short-term FHLB advances	(25,000)	(180,000)	(70,000)
Proceeds from long-term FHLB advances and reverse repurchase agreements	366,450	192,952	160,000
Payments on long-term FHLB advances	(82,667)	(5,727)	(172,795)
Payments on long-term debt	(13,500)	—	(34,000)
Redemption of preferred stock of subsidiary	—	(30,250)	—
Net proceeds from issuance of trust preferred securities	—	—	47,963
Net proceeds from issuance of common shares	12,970	4,687	5,411
Repurchase of common shares	(15,022)	(18,570)	(25,416)
Dividends paid on common shares	(20,159)	(18,082)	(16,838)

Net cash provided by financing activities	532,244	12,384	94,038

Net decrease in cash and cash equivalents	(11,767)	(1,109)	(5,643)
Cash and cash equivalents at beginning of year	75,625	76,734	82,377

Cash and cash equivalents at end of year	$63,858	$75,625	$76,734

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$122,576	$143,579	$201,900
Income taxes	25,795	23,615	27,832
Supplemental Schedule of Non-Cash Investing Activities:
Portfolio loan charge-offs	$9,523	$10,385	$8,967

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

     Republic Bancorp Inc. and Subsidiaries (the “Company”) is a bank holding company headquartered in Ann Arbor, Michigan. The Company has three primary lines of business: commercial banking, retail banking and mortgage banking. The Company’s bank subsidiary, Republic Bank, offers financial products to consumers and businesses through its 93 retail, commercial and mortgage banking branches located in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

Principles of Consolidation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Republic Bancorp Inc. and its wholly-owned bank subsidiary, Republic Bank (including its wholly-owned subsidiaries, Quincy Investment Services, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.). The consolidated statements of income, changes in shareholders’ equity and cash flows also include the operations of Republic Bank’s 80% majority owned mortgage company subsidiary, Market Street Mortgage Corporation, through June 29, 2001, when the subsidiary was sold. Due to the date of such sale, the consolidated balance sheets as of December 31, 2003 and 2002 do not include Market Street Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

     The Company’s investment securities classified as available for sale are stated at fair market value with unrealized gains and losses, net of income taxes, reported as a component of shareholders’ equity. Gains and losses on sales of securities are computed based on specific identification of the adjusted cost of each security and included in gains on sales of securities.

     The Company’s investment securities classified as held to maturity are stated at aggregate cost.

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

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost basis of mortgage loans held for sale is adjusted by loan origination and commitment fees and certain direct loan origination costs. The value of mortgage loans held for sale is hedged by utilizing mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

     Loans are stated at the principal amount outstanding, net of unearned income. Interest income earned on all loans is accrued daily. Loans for which the accrual of interest has been discontinued are designated as non-accrual loans. Commercial loans are placed on non-accrual status at the time the loan is 90 or more days past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the related loan as an adjustment to the yield on the loan.

     SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are considered impaired. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Allowance for Loan Losses

     The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through additions to the provision for loan losses. An appropriate level of the risk allocated allowance is determined based on the application of risk percentages to graded loans by categories. Specific reserves are established for individual loans when deemed necessary by management. In addition, management considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends and economic conditions and industry trends.

     Due to the inherent risks and uncertainties related to the operation of a financial institution, management must depend on estimates, appraisals and evaluations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be adversely impacted.

     Each element of the risk allocated allowance for December 31, 2003, 2002 and 2001 was determined by applying the following risk percentages to each grade of loan: Pass – from .10% to 1.25%, depending on category of loans classified as Superior, High, Satisfactory and Moderate; Monitor – from 2.5% to 5%; Watch – from 3.75% to 10%; Substandard – from 5% to 20%; Doubtful — 50%; and Loss — 100%. The risk percentages were developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered by management to be a prudent measurement of the risk associated with the Company’s loan portfolio. Such risk percentages are applied to individual loans based on loan type. Non-accrual loans are included in the “substandard” and “doubtful” classification in the Company’s risk rating methodology.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain individual loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on management’s understanding of the financial condition of the borrower and collateral values.

     Based upon these reviews, the Company determines the grade for its loan portfolio on a monthly basis and computes the allocation for allowance for loan losses. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the risk allocated or specific allocated allowance.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms. Long-lived assets held for use, held for disposal and goodwill are measured for impairment and are accounted for under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective January 1, 2002. The adoption of SFAS 144 had no impact on the financial position or results of operations of the Company.

Goodwill and Core Deposit Intangibles

     The excess of cost over the fair value of net assets acquired is included in other assets and prior to January 1, 2002 was amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 to 15 years. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized, but reviewed annually for impairment. Core deposit intangibles continue to be amortized. See Note 8 for a summary of the Company’s core deposit intangibles and goodwill.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensations-Transition and Disclosure, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, using the intrinsic value method for its employee stock compensation plans. Therefore, the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2006. The Company uses the Black-Scholes model to estimate option values. See Note 16 for further information concerning stock-based compensation.

     During 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options during 2003 was immaterial. The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion No. 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock totaled $1.7 million and $368,000 at December 31, 2003 and 2002, respectively, and is a reduction to capital surplus.

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

Notes to Consolidated Financial Statements

Note 3. Investment Securities

     Information regarding the Company’s investment securities portfolio follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available For Sale:
December 31, 2003:
U.S. Treasury and Government agency securities	$238,979	$215	$476	$238,718
Collateralized mortgage obligations	89,224	70	336	88,958
Mortgage-backed securities	76,580	556	11	77,125
Municipal and other securities	203,894	2,009	3,254	202,649

Total securities available for sale	$608,677	$2,850	$4,077	$607,450

December 31, 2002:
U.S. Treasury and Government agency securities	$43,615	$91	$22	$43,684
Collateralized mortgage obligations	46,482	185	507	46,160
Mortgage-backed securities	6,131	150	39	6,242
Municipal and other securities	72,870	1,552	52	74,370

Total securities available for sale	$169,098	$1,978	$620	$170,456

Securities Held To Maturity:
December 31, 2003:
Collateralized mortgage obligations	$133,882	$977	$566	$134,293
Mortgage-backed securities	22,673	131	30	22,774

Total securities held to maturity	$156,555	$1,108	$596	$157,067

     The amortized cost and estimated market value of investment securities at December 31, 2003, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies.

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
		Estimated		Estimated		Estimated		Estimated		Estimated
December 31, 2003	Amortized	Market	Amortized	Market	Amortized	Market	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Securities Available For Sale:
U.S. Treasury and Government agency securities	$—	$—	$—	$—	$64,064	$64,051	$174,915	$174,667	$238,979	$238,718
Collateralized mortgage obligations (1)	—	—	89,224	88,958	—	—	—	—	89,224	88,958
Mortgage-backed securities (1)	—	—	76,580	77,125	—	—	—	—	76,580	77,125
Municipal and other securities	11	11	11	12	14,798	15,014	189,074	187,612	203,894	202,649

Total securities available for sale	$11	$11	$165,815	$166,095	$78,862	$79,065	$363,989	$362,279	$608,677	$607,450

Securities Held To Maturity:
Collateralized mortgage obligations (1)	$—	$—	$128,954	$129,316	$4,928	$4,977	$—	$—	$133,882	$134,293
Mortgage-backed securities (1)	—	—	22,673	22,774	—	—	—	—	22,673	22,774

Total securities held to maturity	$—	$—	$151,627	$152,090	$4,928	$4,977	$—	$—	$156,555	$157,067

(1)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives. The average yield presented represents the current yield on these securities calculated using amortized cost.

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

     The following table summarizes the composition of investment securities which have unrealized losses at December 31, 2003. The table distinguishes between those securities which have been in a continuous unrealized loss position for less than 12 months versus 12 months or greater.

	Less Than 12 Months		12 Months or More		Total
December 31, 2003	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities Available For Sale:
U.S. Treasury and government agency securities	$146,424	$476	$755	$11	$147,179	$487
Collateralized mortgage obligations	68,469	266	10,121	70	78,590	336
Mortgage-backed securities	—	—	—	—	—	—
Municipal and other securities	100,950	3,254	—	—	100,950	3,254

Total temporarily impaired securities available for sale	$315,843	$3,996	$10,876	$81	$326,719	$4,077

Securities Held To Maturity:
Collateralized mortgage obligations	$38,699	$566	$—	$—	$38,699	$566
Mortgage-backed securities	4,875	30	—	—	4,875	30

Total temporarily impaired securities held to maturity	$43,574	$596	$—	$—	$43,574	$596

     The Company believes that the unrealized losses in the table above are temporary. At December 31, 2003, all of the unrealized losses in the securities portfolio were comprised of securities guaranteed by U.S. Government agencies, investment grade municipalities and private label securities rated “AAA” by the major rating agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. Five debt securities with unrealized losses totaling $81,000 have been in a continuous unrealized loss position for more than 12 months, and all of the remaining securities have been in an unrealized loss position for less than six months. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

     Sales of investment securities resulted in the following realized gains and losses:

Year Ended December 31
(In thousands)	2003	2002	2001
Proceeds from sales	$70,445	$323,444	$176,764
Realized gains (losses):
Securities gains	$2,228	$6,156	$1,809
Securities losses	(38)	(297)	(384)

Net gain on sales of securities	$2,190	$5,859	$1,425

     Certain securities with a carrying value of $418.4 million and $76.9 million at December 31, 2003 and 2002 respectively, were pledged to secure FHLB advances, reverse repurchase agreements and public deposits as required by law.

Notes to Consolidated Financial Statements

Note 4. Loans

     Information regarding the Company’s loan portfolio follows:

December 31
(In thousands)	2003	2002
Commercial:
Commercial and industrial	$38,319	$48,509
Real estate construction	247,393	250,546
Commercial real estate mortgages	1,235,421	1,170,212

Total commercial loans	1,521,133	1,469,267
Residential real estate mortgages	2,014,809	1,593,929
Installment loans	621,572	593,347

Total loans, net of unearned income	$4,157,514	$3,656,543

     A geographic concentration exists within the Company’s loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2003, approximately 79% of outstanding portfolio loans were concentrated in Michigan and 14% were in Ohio. At December 31, 2003, there were no aggregate loan concentrations of 10% or more of total portfolio loans to any particular industry.

Note 5. Allowance for Loan Losses and Impaired Loans

     An analysis of changes in the allowance for loan losses follows:

Year Ended December 31
(In thousands)	2003	2002	2001
Balance at beginning of year	$36,077	$29,157	$28,450
Loans charged off	(9,523)	(10,385)	(8,967)
Recoveries on loans previously charged off	1,717	1,305	974

Net loans charged off	(7,806)	(9,080)	(7,993)
Provision for loan losses	12,000	16,000	8,700

Balance at end of year	$40,271	$36,077	$29,157

Amount of balance at end of year:
Related to impaired loans	$—	$—	$—
Related to all other loans	$40,271	$36,077	$29,157

     SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are considered impaired.

     The following impaired loans were included in non-performing loans, which totaled $39.7 million and $39.6 million at December 31, 2003 and 2002, respectively:

December 31
(In thousands)	2003	2002	2001
Average recorded investment in impaired loans for the year	$20,867	$13,909	$6,677
Gross recorded investment in impaired loans (year-end)	$27,666	$21,476	$6,413
Impaired loans requiring a specific allocated allowance	—	—	—
Specific impairment allowance	—	—	—
Interest income recognized on impaired loans	$738	$679	$526

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

Note 6. Federal Home Loan Bank Stock

     As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million and $78.5 million at December 31, 2003 and 2002, respectively. The company earned an average dividend on the FHLB stock of 4.99% and 6.05% during 2003 and 2002, respectively.

Note 7. Premises and Equipment

     Premises and equipment consisted of the following:

December 31
(In thousands)	2003	2002
Land	$3,301	$3,384
Furniture, fixtures and equipment	51,195	48,129
Buildings and improvements	28,280	27,657

	82,776	79,170
Less accumulated amortization and depreciation	(55,848)	(51,380)

Premises and equipment	$26,928	$27,790

     The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2003, 2002 and 2001 totaled $5.4 million, $5.7 million and $5.7 million, respectively.

     As of December 31, 2003, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

Year Ending	Operating
(In thousands)	Lease Payments
2004	$4,629
2005	3,804
2006	3,147
2007	2,311
2008	1,790
2009 and thereafter	4,263

Total minimum lease payments required	$19,944

Notes to Consolidated Financial Statements

Note 8. Intangible Assets

     Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill. The goodwill balance at December 31, 2003 and 2002 was $1.2 million. Goodwill amortization during the year ended December 31, 2001 was not material.

     The following table summarized the Company’s core deposit intangible asset which is subject to amortization:

December 31,
(In thousands)	2003	2002
Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	5,897	4,907

Net book value	$4,578	$5,568

     Amortization expense on the core deposit intangible asset total $990,000 for each of the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the future core deposit intangible amortization expense is as follows:

Year Ending	Amortization
(In thousands)	Expense
2004	$990
2005	936
2006	823
2007	823
2008	663
2009 and thereafter	343

Total amortization required	$4,578

Note 9. Bank Owned Life Insurance

     On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The Non-Modified Endowment Contract policy allows for additional investments in each of the next five years without increasing the face amount of the insurance policy or requiring the participation of more employees. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

Notes to Consolidated Financial Statements

Note 10. Short-Term Borrowings

     Short-term borrowings were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(Dollars in thousands)	Balance	At Year-End	Balance	During Year	Balance
December 31, 2003
Federal funds purchased	$313,000	1.12%	$280,745	1.21%	$326,500
Reverse repurchase agreements	177,745	1.00	56,637	0.91	177,745
Other short-term borrowings	500	0.75	339	0.90	500

Total short-term borrowings	$491,245	1.08%	$337,721	1.16%	$504,745

December 31, 2002
Federal funds purchased	$208,500	1.31%	$201,621	1.77%	$241,500
Other short-term borrowings	570	1.00	508	1.38	824

Total short-term borrowings	$209,070	1.31%	$202,129	1.77%	$242,324

     Federal funds purchased mature within one day following the transaction date. At December 31, 2003, Republic Bank had $229.5 million of unused lines of credit available with third parties for federal funds purchased. Short-term reverse repurchase agreements are secured by certain securities with a carrying value of $187.6 million. Other short-term borrowings at December 31, 2003 and 2002 were comprised of treasury, tax and loan demand notes.

     In December 2000, the Company entered into a $30 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2003 or 2002. The agreement expires on December 26, 2004.

Note 11. Short-Term FHLB Advances

     Short-term FHLB advances were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(Dollars in thousands)	Balance	At Year-End	Balance	During Year	Balance
December 31, 2003
Short-term FHLB advances	$280,000	1.19%	$266,126	1.38%	$490,000
December 31, 2002
Short-term FHLB advances	$305,000	1.33%	$248,814	2.55%	$450,000

     Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $193.5 million available in unused borrowings with the FHLB at December 31, 2003.

Notes to Consolidated Financial Statements

Note 12. Long-Term FHLB Advances And Reverse Repurchase Agreements

     Long-term FHLB advances and reverse repurchase agreements outstanding as of December 31, 2003 and 2002 are presented below. Classifications are based on original maturities.

	2003		2002
		Average		Average
December 31	Ending	Rate at	Ending	Rate at
(Dollars in thousands)	Balance	Year-End	Balance	Year-End
Long-term FHLB advances	$1,090,276	5.02%	$1,002,943	5.30%
Long-term reverse repurchase agreements	196,450	2.67	—	—

Total long-term FHLB advances and reverse repurchase agreements	$1,286,726	4.66%	$1,002,943	5.30%

     Republic Bank routinely utilizes long-term FHLB advances and reverse repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term reverse repurchase agreements are secured by certain securities with a carrying value of $207.4 million.

     The principal maturities of long-term FHLB advances and reverse repurchase agreements outstanding at December 31, 2003 are as follows:

(In thousands)	Amount
2004	$37,500
2005	131,353
2006	141,630
2007	198,485
2008	126,440
2009 and thereafter	651,318

Total	$1,286,726

Note 13. Long-Term Debt

     Long-term debt consists of the following:

December 31
(In thousands)	2003	2002
Subordinated notes, interest at 8.60% payable quarterly, maturing 2031	$50,000	$50,000
Senior debentures, interest at 6.95% payable semi-annually, maturing 2003	—	13,500

Total long-term debt	$50,000	$63,500

     In October 2001, Republic Capital Trust I (Trust), a Delaware business trust and then newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time on or after December 31, 2006, subject to regulatory approval. The preferred securities trade on The NASDAQ Stock Market® under the symbol RBNCP. The Company used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock. The Trust relies solely on the interest payments made by the Company on the subordinated debentures issued by the Company to the Trust. During 2003 and 2002, Republic Capital Trust I utilized the interest received by the Company and declared and paid preferred dividends totaling $4.3 million.

Notes to Consolidated Financial Statements

Note 13. Long-Term Debt (Continued)

     Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN 46 required the Company to reclassify its trust preferred securities balance of $50 million and the previously outstanding preferred stock of subsidiary, as subordinated debt and the dividends paid on its trust preferred securities and preferred stock of subsidiary as interest expense. In prior periods, dividends on trust preferred securities and preferred stock of subsidiary were classified as a component of noninterest expense. All prior periods have been restated to reflect the adoption of FIN 46.

     The 6.95% Senior Debentures of $13.5 million matured and were paid in full on January 15, 2003.

     D&N Capital Corporation, (D&N Capital) was a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and was a Real Estate Investment Trust. Republic Bank owned all shares of common stock of D&N Capital. On July 17, 1997, D&N Capital sold 1.21 million shares of its 9.0% Noncumulative Preferred Stock, Series A with a liquidation preference of $25.00 per share. On June 4, 2002, the Board of Directors of D&N Capital approved the redemption of its 9.0% Noncumulative Preferred Stock, Series A. The Company redeemed all 1.21 million issued and outstanding shares at a redemption price of $25.00 per share, plus accrued dividends of $0.1375 per share, for cash on July 22, 2002. During 2002, D&N Capital utilized interest received by the Company and declared and paid preferred dividends totaling $1.53 million.

Note 14. Shareholders’ Equity

     On October 16, 2003, the Board of Directors declared a 10% stock dividend distributed on December 1, 2003 to shareholders of record on November 7, 2003. On October 17, 2002, the Board of Directors declared a 10% stock dividend distributed on December 2, 2002 to shareholders of record on November 8, 2002. On October 18, 2001, the Board of Directors declared a 10% stock dividend distributed on December 3, 2001 to shareholders of record on November 9, 2001. Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

     The Company repurchased 1,160,000, 1,467,000, and 1,849,000 shares of common stock in 2003, 2002 and 2001, respectively. On February 15, 2001, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company’s outstanding common shares. On October 18, 2001, the Board of Directors amended the 2001 Stock Repurchase Program to allow for the repurchase of up to 3,300,000 shares. This program was further amended on October 17, 2002 by the Board of Directors to allow for the repurchase of 4,300,000 shares. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2003 Stock Repurchase Program will commence at the conclusion of the 2001 Program. As of December 31, 2003, there were 2,200,000 and 8,000 shares available for repurchase under the 2003 and 2001 Programs, respectively.

Notes to Consolidated Financial Statements

Note 15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(Dollars in thousands, except per share data)	2003(1)	2002(1)	2001(1)
Numerator for basic and diluted earnings per share:
Net income	$60,726	$56,677	$47,910

Denominator:
Denominator for basic earnings per share-weighted-average shares	63,278,076	63,984,960	65,612,197
Effect of dilutive securities:
Employee stock options	825,212	871,427	898,245
Warrants	68,350	70,904	63,775

Dilutive potential common shares	893,562	942,331	962,020
Denominator for diluted earnings per share-adjusted weighted-average shares for assumed conversions	64,171,638	64,927,291	66,574,217

Basic earnings per share	$.96	$.89	$.73

Diluted earnings per share	$.95	$.87	$.72

(1)	Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Note 16. Stock-Based Compensation

     The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company’s accounting policies relating to stock-based compensation.

Stock Options

     The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company’s shareholders and adopted effective February 19, 1998, and amended April 26, 2000, authorizes the issuance of up to 3,477,237 options to purchase common shares at exercise prices equal to the market value of the Company’s common stock on the date of grant. Of the 3,477,237 options to purchase common shares under the 1998 Stock Option Plan, up to 1,610,510 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company’s shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2003 and 2002, options available for future grant under the 1998 Stock Option Plan totaled 861,415 and 801,761, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 370,224 and 364,540 at December 31, 2003 and 2002, respectively.

     D&N Financial Corporation previously had shareholder approved stock option plans authorizing the issuance of up to 2,430,428 options to purchase common shares. The term on any option does not exceed ten years from the date of grant. At the merger consummation date of May 17, 1999, 1,475,732 issued options, adjusted for the exchange, remained outstanding under the plans. At December 31, 2003 and 2002, there were no options available for future grant as the D&N Financial Corporation plans were discontinued upon consummation of the merger with the Company.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

     The following table presents stock option activity for the years indicated:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
Year Ended December 31	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	4,216,267	$7.85	4,373,999	$7.49	4,790,663	$6.86
Granted	7,529	12.08	478,726	9.86	624,444	9.51
Exercised	(1,246,187)	7.36	(421,519)	6.15	(789,220)	5.29
Canceled	(72,811)	9.27	(214,939)	8.15	(251,888)	7.63

Outstanding at end of year	2,904,798	$8.03	4,216,267	$7.85	4,373,999	$7.49

     Additional information regarding stock options outstanding and exercisable at December 31, 2003 is provided in the following table:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Of Shares	Contractual	Exercise	Of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.345 - $ 5.583	407,478	2.76	$4.832	407,478	$4.832
$5.814 - $ 7.314	371,340	5.44	6.915	350,768	6.973
$7.599 - $ 7.606	467,724	5.57	7.602	394,611	7.603
$7.645 - $ 7.762	291,682	5.21	7.717	291,682	7.717
$7.878 - $ 9.438	353,761	4.15	9.031	353,761	9.031
$9.439 - $ 9.439	119,063	7.16	9.439	—	—
$9.485 - $ 9.485	350,847	7.13	9.485	159,579	9.485
$9.500 - $ 9.686	127,264	4.39	9.566	127,264	9.566
$9.851 - $ 9.851	381,946	8.14	9.851	83,178	9.851
$9.935 - $12.509	33,693	7.09	10.709	16,953	10.224

$2.345 - $12.509	2,904,798	5.51	$8.032	2,185,274	$7.589

     At December 31, 2003, 2002, and 2001, options for 2,185,274, 2,410,754 and 2,695,255 shares of common stock, respectively, were exercisable.

Voluntary Management Stock Accumulation Program

     Under the Voluntary Management Stock Accumulation Program, the Company offers to officers and key employees the right to acquire shares of the Company’s common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 201,314 common shares per year for sale as program shares, subject to an overall maximum of 805,255 shares while the Program is in effect. Consequently, an annual maximum of 402,628 common shares is authorized for tandem stock options (subject to an overall maximum of 1,610,510 stock option shares issued from the 1998 Stock Option Plan). The participant’s purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years from the date of grant. Common shares and tandem stock options available for future grant totaled 247,260 and 494,520, respectively at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

Stock Warrants

     The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company’s outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. In 2003, in lieu of warrants, an annual retainer of $10,000 payable in common stock was issued to each director, compared to total warrants issued of 29,040 and 33,940 in 2002 and 2001, respectively. At December 31, 2003, 257,174 warrants were outstanding with exercise prices ranging from $4.34 to $12.07.

Incentive Stock Plan

     The Company’s Incentive Stock Plan, which was approved by the Company’s shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2003, the maximum number of authorized shares allowed for grant totaled 3,176,335. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2003 and 2002, 333,186 and 248,515 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $1.9 million in 2003, $1.5 million in 2002 and $825,000 in 2001. The unamortized portion of restricted stock is included as a component of shareholders’ equity in the consolidated balance sheets. In 2003, 295,314 restricted shares were issued, compared to 166,189 in 2002 and 84,922 in 2001. The weighted average grant-date fair value of restricted shares issued in 2003 was $11.18.

Stock-Based Compensation Plan Summary Information

     The following table presents all stock-based compensation plans that were previously approved by security holders at December 31, 2003:

	(a)		(c)
	Number of		Number of securities
	Securities to be		remaining available
	Issued Upon	(b)	for future issuance under
	Exercise of	Weighted-Average	equity compensation
	Outstanding	Exercise Price of	plans (excluding
	Options and	Options and	securities reflected
Compensation Plan	Warrants	Warrants	in column (a)(1)
Equity compensation plans approved by security holders	3,161,972	$7.99	4,365,069
Equity compensation plans not approved by security holders	—	—	—

Total	3,161,972	$7.99	4,365,069

(1)	Of the equity securities listed in this column, 2,843,149 are shares issuable under the Incentive Stock Plan, 290,281 are warrants and shares issuable under the Director Compensation Plan, 861,415 are options issuable under the 1998 Stock Option Plan (which includes 494,520 options issuable under the Voluntary Management Stock Accumulation Program), and 370,224 are options issuable under the 1997 Stock Option Plan. The number of shares available for issuance under the Incentive Stock Plan is based on a formula and at any time is equal to 5% of the issued and outstanding stock of Republic.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

Pro Forma Disclosures

     For purposes of providing the pro forma disclosures of net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of stock options and stock warrants was estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the option pricing model for the year ending December 31, 2003: an expected volatility factor of 42.7%; an expected dividend yield of 2.75%; a risk-free interest rate of 2.76%; and an expected life of the option of 4.7 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 2003, 2002 and 2001 was $3.77, $3.50 and $3.63 per share, respectively.

     The following table presents net income and earnings per share had compensation cost for the Company’s stock based compensation plans been determined in accordance with SFAS 123 for all outstanding and unvested awards for the years indicated:

Year Ended December 31
(In thousands, except per share data)	2003	2002	2001
Net income (as reported)	$60,726	$56,677	$47,910
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,218	993	505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,986)	(2,116)	(1,597)

Net income (pro forma)	$59,958	$55,554	$46,818

Basic earnings per share (as reported)	$.96	$.89	$.73
Basic earnings per share (pro forma)	.95	.87	.71
Diluted earnings per share (as reported)	$.95	$.87	$.72
Diluted earnings per share (pro forma)	.93	.86	.70

Note 17. Employee Benefit Plans

     The Company maintains a 401(k) plan for its employees. The employer contributions to this defined contribution plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan for the years ended December 31, 2003, 2002 and 2001 totaled $1.9 million, $1.4 million and $2.0 million, respectively.

Note 18. Other Noninterest Expense

     The two largest components of other noninterest expense were as follows:

Year Ended December 31
(In thousands)	2003	2002	2001
State income taxes	$3,573	$3,127	$2,583
Voice and data communications	2,799	2,840	3,988

Note 19. Income Taxes

     The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2003, 2002, and 2001 are as follows.

(In thousands)	2003	2002	2001
Current income tax expense	$27,211	$26,640	$25,912
Deferred income tax benefit	(1,315)	(1,953)	(3,397)

Total income tax expense	$25,896	$24,687	$22,515

Notes to Consolidated Financial Statements

Note 19. Income Taxes (Continued)

     A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	2003		2002
	Deferred		Deferred
(In thousands)	Asset	Liability	Asset	Liability
Allowance for loan losses	$13,709	$—	$12,241	$—
Originated mortgage servicing rights	—	513	—	869
Deferred loan origination fees and costs, net	—	8,882	—	10,022
Deferred compensation contributions and gains	3,216	—	3,033	—
Restricted stock amortization	666	—	666	—
Depreciation/amortization	—	819	—	914
Stock dividends on FHLB stock	—	1,886	—	1,175
Unrealized loss (gain) on securities available for sale	430	—	—	475
Loan mark-to-market adjustment	308	—	1,504	—
Other temporary differences	378	249	440	291

Total deferred taxes	$18,707	$12,349	$17,884	$13,746

     Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

	2003		2002		2001
Year ended December 31
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory tax rate	$30,318	35.0%	$28,477	35.0%	$24,649	35.0%
Amortization of goodwill	—	—	—	—	87	.1
Net tax exempt interest income	(2,171)	(2.5)	(2,707)	(3.3)	(2,152)	(3.0)
Bank owned life insurance income	(1,932)	(2.2)	(767)	(1.0)	—	—
Other, net	(319)	(.4)	(316)	(.4)	(69)	(.1)

Provision for income taxes	$25,896	29.9%	$24,687	30.3%	$22,515	32.0%

Note 20. Legal Proceedings

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

     The Company and its subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

Notes to Consolidated Financial Statements

Note 21. Transactions With Related Parties

     Republic Bank has, in the normal course of business and in accordance with applicable regulations, made loans to certain directors and officers and to organizations in which certain directors and officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

     A summary of related loan activity for the years ended December 31, 2003, 2002 and 2001 follows:

(In thousands)	2003	2002	2001
Balance at beginning of the year	$10,143	$15,534	$14,456
New loans and advances	1,098	1,016	2,435
Repayments	(9,598)	(6,407)	(1,357)

Balance at end of year	$1,643	$10,143	$15,534

Note 22. Segment Information

     The Company’s operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and consumer loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in all offices of Republic Bank. As discussed in Note 1, Market Street Mortgage was sold in the second quarter of 2001 and in conjunction with the sale of Market Street, the Company substantially exited the mortgage servicing business and separately sold its mortgage servicing portfolio. Prior to 2001, over 90% of the Company’s mortgage loan servicing was performed by Market Street Mortgage. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources and operation costs.

     The Company evaluates performance and allocates resources based on profit or loss from operations. Business segment performance is determined based on the Company’s management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods. Each business segment is credited for the interest income earned on its assets. The assets of commercial banking are commercial loans. The retail banking segment’s assets include direct consumer loans and deposits in excess of its loan balances. The mortgage banking segment’s assets are mortgage loans held for sale and residential construction loans. The commercial and mortgage segments’ internal funding costs are based on the overall cost of funds of Republic Bank. The retail segment is charged for the interest expense on deposits and receives an internal funding credit for excess deposits at Republic Bank’s overall yield on earning assets. Excluding the internal funding and transfer pricing on mortgage portfolio loans, the Company does not have intracompany revenues or expenses. Noninterest income and expenses directly attributable to a business segment’s operations are assigned to that business segment. The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in Treasury and Other. Equity is allocated to the commercial banking and mortgage banking segments based on a percentage of their assets. Equity is allocated to the retail banking segment based on a percentage of its deposits.

     Revenues from no individual customer exceeded 10 percent of consolidated total revenues. The Company’s segments are not necessarily comparable with similar information for any other financial institution.

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

     In 2003, the allocated equity to the retail segment was decreased to 5% of total deposits compared to 10% in prior years. In 2002, the internal funding credit computation included the allocated capital balance of the retail segment. In addition, cash balances in the retail branches reduced excess deposits. These internal funding credit adjustments were directly offset by adjustments to the internal funding cost to treasury and other. All prior period amounts have been restated to conform to the current year presentation.

     The following table presents the financial results of each business segment for the last three years.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2003
Net interest income from external customers	$88,046	$(30,325)	$29,702	$55,074	$142,497
Internal funding	(35,097)	133,507	(13,086)	(85,324)	—

Net interest income	52,949	103,182	16,616	(30,250)	142,497
Provision for loan losses	9,428	1,576	273	723	12,000
Noninterest income	1,026	11,977	51,914	(4,138)	60,779
Noninterest expense	10,201	31,558	29,085	33,810	104,654

Income before taxes	34,346	82,025	39,172	(68,921)	86,622
Income taxes	12,254	29,265	13,710	(29,333)	25,896

Net income	$22,092	$52,760	$25,462	$(39,588)	$60,726

Depreciation and amortization	$121	$2,974	$2,273	$4,749	$10,117
Capital expenditures	$84	$2,290	$506	$2,666	$5,546
Net identifiable assets (in millions)	$1,503	$2,743	$322	$786	$5,354
Return on equity(2)	15.13%	39.93%	91.95%	n/m	17.33%
Return on assets	1.51%	1.90%	4.59%	n/m	1.23%
Efficiency ratio	18.90%	27.40%	42.44%	n/m	52.04%
For the Year Ended December 31, 2002
Net interest income from external customers	$97,458	$(46,636)	$36,669	$54,361	$141,852
Internal funding	(42,462)	151,688	(17,801)	(91,425)	—

Net interest income	54,996	105,052	18,868	(37,064)	141,852
Provision for loan losses	5,780	1,393	—	8,827	16,000
Noninterest income	2,129	9,528	36,488	7,882	56,027
Noninterest expense	8,881	31,937	28,644	31,053	100,515

Income before taxes	42,464	81,250	26,712	(69,062)	81,364
Income taxes	15,212	28,980	9,349	(28,854)	24,687

Net income	$27,252	$52,270	$17,363	$(40,208)	$56,677

Depreciation and amortization	$142	$3,151	$2,454	$4,658	$10,405
Capital expenditures	$75	$803	$629	$1,828	$3,335
Net identifiable assets (in millions)	$1,450	$2,865	$824	$(361)	$4,778
Return on equity(2)	19.30%	40.29%	59.36%	n/m	17.52%
Return on assets	1.93%	1.83%	2.97%	n/m	1.24%
Efficiency ratio	15.55%	27.87%	51.75%	n/m	50.80%

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2001(1)
Net interest income from external customers	$102,428	$(80,907)	$49,710	$68,723	$139,954
Internal funding	(50,581)	176,454	(29,149)	(96,724)	—

Net interest income	51,847	95,547	20,561	(28,001)	139,954
Provision for loan losses	4,641	634	—	3,425	8,700
Noninterest income	1,537	7,764	48,714	1,369	59,384
Noninterest expense	9,571	32,006	47,192	24,444	113,213

Operating income before taxes	39,172	70,671	22,083	(54,501)	77,425
Income taxes	13,710	24,735	7,729	(21,209)	24,965

Net operating income	$25,462	$45,936	$14,354	$(33,292)	$52,460

Depreciation and amortization	$150	$3,293	$6,727	$2,752	$12,922
Capital expenditures	$168	$1,319	$328	$1,686	$3,501
Net identifiable assets (in millions)	$1,335	$2,911	$914	$(419)	4,741
Return on equity(2)	20.47%	35.02%	40.77%	n/m	17.25%
Return on assets	2.05%	1.68%	2.04%	n/m	1.14%
Efficiency ratio	17.93%	30.98%	68.12%	n/m	56.17%

(1)	Amounts for 2001 exclude $12.0 million of pretax gain on sale of subsidiary and $19.0 million pretax restructuring costs to exit the mortgage servicing business.

(2)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.

n/m – Not meaningful

Note 23. Off-Balance Sheet Transactions

     In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company’s involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, management believes that they do not represent unusual risks for the Company and management does not anticipate any significant losses to arise from these transactions.

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

     The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2003, no liability is recorded for the commitments to extend credit, while deferred revenue for standby letters of credit was $189,000. At December 31, 2002, there was no liability or deferred revenue recorded for the commitments to extend credit or for the standby letters of credit.

Notes to Consolidated Financial Statements

Note 23. Off-Balance Sheet Transactions (Continued)

     The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at December 31, 2003 and 2002:

December 31
(In thousands)	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$296,978	$340,615
Commitments to fund commercial real estate loans	306,062	142,332
Other unused commitments to extend credit	421,619	374,692
Standby letters of credit	71,834	46,480

Note 24. Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in June 2000 by Statement No. 138, Accounting For Certain Derivative Instruments and Certain Hedging Activities and in April 2003 by Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and was required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company implemented SFAS 133 effective January 1, 2001.

     At December 31, 2003, the Company had outstanding $51.0 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates.

     At December 31, 2003, the Company had outstanding mandatory forward commitments to sell $162.5 million of residential mortgage loans, which included put options on 10-year treasury futures with a notional amount of $2.5 million. These mandatory forward commitments hedged the value of $115.3 million of mortgage loans held for sale and $47.2 million of IRLCs utilizing the fair value method of accounting for derivatives. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2004 without producing any material gains or losses. At December 31, 2003, the mortgage loans held for sale balance included $20.1 million of loan products for which the Company did not enter into mandatory forward commitments. The Company’s exposure to market risk was not significantly increased, however, since these loans were committed for sale to third parties prior to year-end.

     At December 31, 2002, outstanding forward commitments to sell mortgage loans totaled $789.0 million, of which $626.2 million covered the mortgage loans held for sale balance and $162.8 million covered interest rate lock commitments. The Company had $181.0 million of interest rate lock commitments outstanding at December 31, 2002.

     For the years ended December 31, 2003 and 2002, the Company’s hedging policies using mandatory forward commitments and put options on 10-year treasury futures, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of SFAS 133 on net income was immaterial. The fair value of IRLCs, mandatory forward commitments and put options was also immaterial at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

Note 25. Estimated Fair Value of Financial Instruments

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

Securities Held to Maturity:

     The fair value of securities held to maturity are estimated based on quoted market prices or dealer quotes.

Loans:

     Fair values are estimated for portfolio loans based on the present value of future estimated cash flows using discount rates which incorporate a premium commensurate with normal credit and interest rate risks involved. Loans are segregated by type such as commercial and industrial, commercial real estate, residential mortgage and installment.

Federal Home Loan Bank Stock:

     The carrying amount of FHLB stock is a reasonable estimate of fair value as all transactions with the FHLB in the capital stock are executed at par.

Deposits:

     The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and NOW accounts, is equal to the amount payable on demand. The estimated fair value of certificates of deposit is based on the present value of future estimated cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and other short-term borrowings:

     Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 2003 and 2002. The carrying amount is a reasonable estimate of fair value of other short-term borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

Notes to Consolidated Financial Statements

Note 25. Estimated Fair Value of Financial Instruments (Continued)

Short-Term FHLB Advances:

     The carrying amount is a reasonable estimate of fair value since the majority of these instruments were entered into at or near December 31, 2003 and 2002 or these financial instruments are tied to floating rate indices such as LIBOR, and reprice frequently.

Long-term FHLB Advances and Reverse Repurchase Agreements:

     Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for debt with similar terms.

Long-Term Debt:

     Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for debt with similar terms.

Off-Balance Sheet Financial Instruments:

     The Company’s off-balance sheet financial instruments are detailed in Note 23 in the Notes to Consolidated Financial Statements.

Hedging Instruments:

     The Company’s commitments to fund residential real estate loan applications with agreed-upon interest rates and forward commitments to sell residential real estate loans may result in a gain or loss upon the sale of the funded residential real estate loans. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2003 and 2002, which are based on quoted market prices, were not material.

     The following table presents the estimated fair values of the Company’s financial instruments:

	2003		2002
December 31	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$63,858	$63,858	$75,625	$75,625
Mortgage loans held for sale	135,360	136,240	660,999	665,295
Securities available for sale	607,450	607,450	170,456	170,456
Securities held to maturity	156,555	157,067	—	—
Loans, net of the allowance for loan losses	4,117,243	4,171,300	3,620,466	3,686,315
Federal Home Loan Bank stock	80,500	80,500	78,475	78,475
Liabilities:
Noninterest-bearing deposits	256,265	256,265	260,634	260,634
NOW, savings and money market accounts	1,239,074	1,239,074	1,087,229	1,087,229
Certificates of deposit maturing in:
Six months or less	265,043	265,051	10,491	10,498
Over six months to one year	162,860	162,945	79,978	80,197
Over one year to three years	573,459	583,161	985,731	997,322
Over three years	318,568	340,078	364,209	384,473

Total certificates of deposit	1,319,930	1,351,235	1,440,409	1,472,490
Total deposits	2,815,269	2,846,574	2,788,272	2,820,353
Federal funds purchased and other short-term borrowings	491,245	491,245	209,070	209,070
Short-term FHLB advances	280,000	280,000	305,000	305,000
Long-term FHLB advances and reverse repurchase agreements	1,286,726	1,386,879	1,002,943	1,123,497
Long-term debt	50,000	50,316	63,500	63,836

Notes to Consolidated Financial Statements

Note 26. Regulatory Matters

     Republic Bank is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2003, these reserves totaled $4.0 million. There were no reserve requirements as of December 31, 2002.

     The principal source of cash flows for the parent company is dividends from Republic Bank. The banking regulatory agencies limit the amount of dividends a state chartered financial institution may declare to the parent company in any calendar year. On December 31, 2003, $161.7 million was available for payment of dividends.

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

     Management believes, as of December 31, 2003, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

     As of December 31, 2003, the Federal Reserve Bank of Chicago considers the Company to be “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

     Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2003 and 2002, along with a comparison to the year-end capital amounts and ratios established by the regulators.

	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)(1):
Consolidated	$454,549	12.85%	$282,898	8.00%	$353,622	10.00%
Republic Bank	443,286	12.59	281,568	8.00	351,959	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$414,278	11.72%	$141,449	4.00%	$212,173	6.00%
Republic Bank	403,015	11.45	140,784	4.00	211,176	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$414,278	8.04%	$154,849	3.00%	$258,082	5.00%
Republic Bank	403,015	7.84	154,181	3.00	256,969	5.00
As of December 31, 2002
Total capital (to risk weighted assets)(1):
Consolidated	$410,860	12.26%	$268,149	8.00%	$335,186	10.00%
Republic Bank	401,462	12.03	266,969	8.00	333,711	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$374,783	11.18%	$134,075	4.00%	$201,112	6.00%
Republic Bank	365,385	10.95	133,484	4.00	200,227	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$374,783	7.81%	$143,683	3.00%	$239,471	5.00%
Republic Bank	365,385	7.64	143,521	3.00	239,202	5.00

(1)	As defined in the regulations

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information

     The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

Parent Company Only Balance Sheets
December 31 (In thousands)	2003	2002
Assets:
Cash and due from banks	$311	$645
Interest earning deposits	26,377	32,924

Cash and cash equivalents	26,688	33,569
Investment in subsidiaries	407,652	374,437
Notes and advances receivable from subsidiary	59	98
Furniture and equipment	90	139
Other assets	15,010	12,519

Total assets	$449,499	$420,762

Liabilities and Shareholders’ Equity:
Accrued expenses and other liabilities	$28,533	$22,988
Subordinated debentures	51,546	51,546
Long-term debt	—	13,500

Total liabilities	80,079	88,034
Total shareholders’ equity	369,420	332,728

Total liabilities and shareholders’ equity	$449,499	$420,762

Parent Company Only Income Statements
Year Ended December 31 (In thousands)	2003	2002	2001
Interest income	$79	$520	$198
Dividends from subsidiary	31,000	24,287	35,029
Management fee from subsidiary	5,000	8,000	—
Other income	—	—	12,000

Total income	36,079	32,807	47,227
Interest expense	4,472	5,265	2,678
Investment securities losses	—	—	355
Salaries and employee benefits	5,365	5,115	4,950
Other expenses	3,838	3,020	1,951
Merger integration and restructuring	—	—	—

Total expenses	13,675	13,400	9,934

Income before income taxes and excess of undistributed earnings of subsidiary over dividends	22,404	19,407	37,293
Income tax (credit) expense	(3,293)	(2,015)	890

Income before excess of undistributed earnings of subsidiary over dividends	25,697	21,422	36,403
Excess of undistributed earnings of subsidiary over dividends	35,029	35,255	11,507

Net income	$60,726	$56,677	$47,910

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information (Continued)

Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$60,726	$56,677	$47,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	960	906	693
Net loss on securities available for sale	—	—	355
Excess of undistributed earnings of subsidiary over dividends	(35,029)	(35,255)	(11,507)
(Increase) decrease in other assets	(2,182)	24,632	(18,174)
Increase (decrease) in other liabilities	4,391	(403)	(4,521)
Gain on sale of subsidiary	—	—	(12,000)
Other, net	(36)	252	(23)

Total adjustments	(31,896)	(9,868)	(45,177)

Net cash provided by operating activities	28,830	46,809	2,733
Cash Flows from Investing Activities:
Decrease in notes and advances receivable from subsidiary	—	—	22,064

Net cash provided by investing activities	—	—	22,064
Cash Flows from Financing Activities:
Repayment of long-term debt	(13,500)	—	(34,000)
Net proceeds from issuance of subordinated debentures	—	—	47,963
Net proceeds from issuance of common shares through exercise of stock options and stock warrants	12,970	4,687	5,411
Repurchase of common shares	(15,022)	(18,750)	(25,416)
Dividends paid on common shares	(20,159)	(18,082)	(16,838)

Net cash used in financing activities	(35,711)	(32,145)	(22,880)

Net (decrease) increase in cash and cash equivalents	(6,881)	14,664	1,917
Cash and cash equivalents at beginning of year	33,569	18,905	16,988

Cash and cash equivalents at end of year	$26,688	$33,569	$18,905

Independent Auditors’ Report

Republic Bancorp Inc. Board of Directors

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
January 13, 2004

Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2003 and 2002:

					Full
(Dollars in thousands, except per share data)	1Q	2Q	3Q	4Q	Year
2003
Earnings Summary
Interest income	$65,750	$66,842	$66,560	$66,528	$265,680
Interest expense (1)	31,225	30,977	30,150	30,831	123,183
Net interest income (1)	34,525	35,865	36,410	35,697	142,497
Provision for loan losses	3,000	3,000	3,000	3,000	12,000
Mortgage banking revenue	9,736	10,455	10,567	8,218	38,976
Investment securities gains	448	432	619	691	2,190
Income from bank owned life insurance	1,295	1,320	1,432	1,472	5,519
Other non-interest income	3,382	3,290	3,532	3,890	14,094
Non-interest expense (1)	24,382	26,701	27,247	26,324	104,654
Income before taxes	22,004	21,661	22,313	20,644	86,622
Net income	15,153	15,158	15,790	14,625	60,726
Per Common Share
Basic earnings	$.24	$.24	$.25	$.23	$.96
Diluted earnings	.24	.24	.25	.23	.95
Cash dividends declared	.08	.08	.09	.09	.34
2002
Earnings Summary
Interest income	$73,535	$69,851	$70,475	$70,843	$284,704
Interest expense (1)	37,629	35,570	35,181	34,472	142,852
Net interest income (1)	35,906	34,281	35,294	36,371	141,852
Provision for loan losses	2,400	2,400	6,200	5,000	16,000
Mortgage banking revenue	7,246	8,140	7,715	11,031	34,132
Investment securities gains	401	417	1,933	3,108	5,859
Income from bank owned life insurance	—	—	874	1,318	2,192
Other non-interest income	2,930	3,440	3,619	3,855	13,844
Non-interest expense (1)	23,797	22,857	23,042	30,819	100,515
Income before taxes	20,286	21,021	20,193	19,864	81,364
Net income	14,118	14,534	14,283	13,742	56,677
Per Common Share
Basic earnings	$.22	$.23	$.22	$.22	$.89
Diluted earnings	.22	.22	.22	.21	.87
Cash dividends declared	.07	.07	.07	.08	.29

(1)	All periods prior to the fourth quarter of 2003 have been restated to reflect the adoption of FIN 46. FIN 46 required the Company to reclassify the dividends paid on its trust preferred securities and preferred stock of subsidiary as interest expense. In prior periods, dividends on trust preferred securities and preferred stock of subsidiary were classified as a component of noninterest expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Internal Controls. The Company maintains a system of internal controls that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

     Disclosure Controls And Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is collected and then processed, summarized and disclosed within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer have concluded that these procedures are effective.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2004 annual meeting of shareholders entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers Of The Registrant

     The following is a list of all the executive officers (4) of the Company as of December 31, 2003. All of these officers are elected annually by the Board of Directors. Each of the executive officers has served as an officer of the Company for more than five years. There are no family relationships among any of the executive officers.

Name	Age	Position
Jerry D. Campbell	63	Chairman of the Board (Since 1985)
Dana M. Cluckey	43	President and Chief Executive Officer (Since 1986)
Barry J. Eckhold	57	Senior Vice President and Chief Credit Officer (Since 1990)
Thomas F. Menacher, CPA	47	Executive Vice President, Treasurer, Chief Financial Officer and Corporate Secretary (Since 1992)

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and controller. The code of ethics is posted on the Company’s website at www.republicbancorp.com under the Corporate Governance link in the Investor Relations section.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2004 annual meeting of shareholders entitled “Personnel and Compensation Committee Report” and “Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2004 annual meeting of shareholders entitled “Stock Ownership”, “Certain Relationships and Related Transactions” and “Executive Officers—Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2004 annual meeting of shareholders entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the sections of the Company’s proxy statement for its 2004 annual meeting of shareholders entitled “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Financial Statements

The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2.	Financial Statement Schedules

All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

3.	Exhibits

(3)(a)/(4)(a)	Second Restated Articles of Incorporation of Republic Bancorp Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission on or about May 28, 1999 (file no. 0-15734)).

(3)(b)/(4)(b)	Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission on or about May 28, 1999 (file no. 0-15734)).

(4)(c)	Revolving Credit Agreement dated as of December 29, 2000, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 4(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (file No. 000-15374)).

(4)(d)	First Amendment to Revolving Credit Agreement dated as of December 29, 2001, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002 (file no. 0-15734)).

(4)(e)	Second Amendment to Revolving Credit Agreement dated as of December 28, 2002, between the Company and U.S. Bank National Association, formerly known as Firstar Bank, National Association (incorporated by reference to Exhibit 4(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003 (file no. 0-15734)).

(4)(f)	Third Amendment to Revolving Credit Agreement dated as of December 27, 2003, between the Company and U.S. Bank National Association.*

(4)(g)	Form of Indenture between the Company and Wilmington Trust Company for the Company’s 8.60% Subordinated Debentures due 2031 (incorporated by reference to Exhibit (4)(e) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062).

(4)(h)	Form of the Company’s 8.60% Subordinated Debenture due 2031 (incorporated by reference to Exhibit (4)(f) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(f) is included as an exhibit to Exhibit (4)(e) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(i)	Certificate of Trust of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(g) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(j)	Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(h) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(k)	Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(i) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(l)	Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(j) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062) (which Exhibit (4)(j) is included as an exhibit to Exhibit (4)(i) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(m)	Form of Agreement as to Expenses and Liabilities between the Company and Republic Capital Trust I, a subsidiary of the Company (incorporated by reference to Exhibit (4)(k) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(4)(n)	Form of Trust Preferred Securities Guarantee Agreement between the Company and Wilmington Trust Company (incorporated by reference to Exhibit (4)(l) of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 24, 2001 (registration no. 333-70062)).

(10)(a)	1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(b)	First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(c)	1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

(10)(d)	First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(e)	Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(f)	Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(g)	Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(h)	Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(i)	First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(j)	First Amended and Restated Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 4(c) of the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2003 (registration no. 333-105383)).

(10)(k)	Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(l)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(m)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company.*

(10)(n)	D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

(10)(o)	D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(p)	Change in Control Severance Agreement for Dana M. Cluckey.*

(10)(q)	Change in Control Severance Agreement for Thomas F. Menacher.*

(10)(r)	Change in Control Severance Agreement for Barry J. Eckhold.*

(10)(s)	Change in Control Severance Agreement for Jerry D. Campbell.*

(10)(t)	Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10(q) to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 0-15734)).

(11)	No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

(12)	Computations of ratios of earnings to fixed charges.*

(21)	Subsidiaries of the Company.*

(23)	Consent of independent auditors, Ernst & Young LLP.*

(24)	Powers of Attorney.*

(31)(a)	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(31)(b)	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(32)(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32)(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*Filed herewith

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

(10)(a)	1998 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(b)	First Amendment to the 1998 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(c)	1997 Stock Option Plan of the Company, (incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-15734)).

(10)(d)	First Amendment to the 1997 Stock Option Plan of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(e)	Second Amendment to the 1997 Stock Option Plan of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(f)	Incentive Stock Plan, as Amended, of the Company dated February 19, 1998, (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(g)	Amendment to the Incentive Stock Plan, as Amended, of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(h)	Voluntary Management Stock Accumulation Program of the Company, (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 20, 1998 (file no. 0-15734)).

(10)(i)	First Amendment to the Voluntary Management Stock Accumulation Program of the Company dated October 21, 1999, (incorporated by reference to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(j)	First Amended and Restated Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 4(c) of the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2003 (registration no. 333-105383)).

(10)(k)	Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(l)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company’s Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(m)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company.*

(10)(n)	D&N Financial Corporation 1984 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83267)).

(10)(o)	D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(p)	Change in Control Severance Agreement for Dana M. Cluckey.*

(10)(q)	Change in Control Severance Agreement for Thomas F. Menacher.*

(10)(r)	Change in Control Severance Agreement for Barry J. Eckhold.*

(10)(s)	Change in Control Severance Agreement for Jerry D. Campbell.*

(10)(t)	Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10(q) to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 0-15734)).

*Filed herewith

(b)	Reports on Form 8-K

On October 14, 2003, the Company filed a report on Form 8-K reporting that the Company released its third quarter results and held a conference call on October 14, 2003 to discuss the earnings release. The press release was included as an exhibit.

On October 17, 2003, the Company filed a report on Form 8-K reporting that on October 17, 2003, the Company announced a 10% stock dividend on its common stock. The press release was included as an exhibit.

On November 13, 2003, the Company filed a report on Form 8-K/A which amended its Form 8-K dated October 14, 2003 to update certain financial information in response to the Financial Accounting Standards Board (“FASB”) issuing FASB Staff Position No. 150-3.

On November 21, 2003, the Company filed a report on Form 8-K reporting that on November 20, 2003, the Company announced that its Board of Directors declared a $.095 per share cash dividend to shareholders of record as of December 12, 2003 and payable January 5, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

REPUBLIC BANCORP INC.

By:	/s/ Dana M. Cluckey

Dana M. Cluckey
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March 2004.

Signature	Title	Date
/s/ Dana M. Cluckey Dana M. Cluckey	President and Chief Executive Officer	March 12, 2004

/s/ Thomas F. Menacher Thomas F. Menacher	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

DIRECTORS *

Jerry D. Campbell	George A. Eastman, DDS	John J. Lennon	Isaac J. Powell, MD
George J. Butvilas	Barry J. Eckhold	Milton F. Lutz, II	William C. Rands, III
Lee E. Benz	Gary Hurand	Sam H. McGoun	B. Thomas M. Smith Jr.
Mary P. Cauley	Dennis J. Ibold	Kelly E. Miller	Jeoffrey K. Stross, MD
Richard J. Cramer Sr.	Stanley A. Jacobson	Randolph P. Piper	Steven E. Zack

* By:	/s/ Thomas F. Menacher

Attorney in Fact for each director listed

Date: March 12, 2004

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
(4)(f)	Third Amendment to Revolving Credit Agreement dated as of December 27, 2003, between the Company and U.S. Bank National Association.*

(10)(m)	Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company.*

(10)(p)	Change in Control Severance Agreement for Dana M. Cluckey.*

(10)(q)	Change in Control Severance Agreement for Thomas F. Menacher.*

(10)(r)	Change in Control Severance Agreement for Barry J. Eckhold.*

(10)(s)	Change in Control Severance Agreement for Jerry D. Campbell.*

(12)	Computations of ratios of earnings to fixed charges.*

(21)	Subsidiaries of the Company.*

(23)	Consent of independent auditors, Ernst & Young LLP.*

(24)	Powers of Attorney.*

(31)(a)	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(31)(b)	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(32)(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32)(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*Filed herewith