Form 10-Q
period 2004-03-31
REPUBLIC BANCORP INC
filed 2004-05-07
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2004:
Common Stock, $5 Par Value Per Share                                                                           64,008,012 Shares

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$56,748	$63,858
Mortgage loans held for sale	140,848	135,360
Securities available for sale (amortized cost of $707,236 and $608,677, respectively)	713,265	607,450
Securities held to maturity (fair value of $238,604 and $157,067, respectively)	235,552	156,555
Loans, net of unearned income	4,166,900	4,157,514
Less allowance for loan losses	(41,556)	(40,271)

Net loans	4,125,344	4,117,243
Federal Home Loan Bank stock (at cost)	80,503	80,500
Premises and equipment	28,570	26,928
Bank owned life insurance	109,633	108,330
Other assets	59,996	57,464

Total assets	$5,550,459	$5,353,688

LIABILITIES
Noninterest-bearing deposits	$273,056	$256,265
Interest-bearing deposits:
NOW accounts	182,229	184,217
Savings and money market accounts	1,064,319	1,054,857
Certificates of deposit	1,370,765	1,319,930

Total interest-bearing deposits	2,617,313	2,559,004

Total deposits	2,890,369	2,815,269
Federal funds purchased and other short-term borrowings	560,044	491,245
Short-term FHLB advances	175,000	280,000
Long-term FHLB advances	1,429,244	1,286,726
Accrued expenses and other liabilities	58,902	61,028
Long-term debt	50,000	50,000

Total liabilities	5,163,559	4,984,268
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 64,006,000 and 63,527,000, issued and outstanding, respectively	320,028	317,633
Capital surplus	53,559	50,358
Unearned compensation — restricted stock	(4,731)	(1,666)
Retained earnings	14,125	3,893
Accumulated other comprehensive income (loss)	3,919	(798)

Total shareholders’ equity	386,900	369,420

Total liabilities and shareholders’ equity	$5,550,459	$5,353,688

     See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003
Interest Income:
Interest and fees on loans	$57,996	$62,936
Interest on investment securities and FHLB stock dividends	9,823	2,814

Total interest income	67,819	65,750

Interest Expense:
Interest on deposits	13,037	15,494
Short-term borrowings	2,018	1,511
Long-term FHLB advances and reverse repurchase agreements	15,810	13,106
Long-term debt	1,075	1,114

Total interest expense	31,940	31,225

Net interest income	35,879	34,525
Provision for loan losses	2,500	3,000

Net interest income after provision for loan losses	33,379	31,525

Noninterest Income:
Mortgage banking income	5,174	9,736
Service charges	2,697	2,652
Gain on sale of securities	688	448
Income from bank owned life insurance	1,303	1,295
Other noninterest income	952	730

Total noninterest income	10,814	14,861

Noninterest Expense:
Salaries and employee benefits	12,089	14,415
Occupancy expense of premises	2,619	2,643
Equipment expense	1,674	1,705
Other noninterest expense	4,640	5,619

Total noninterest expense	21,022	24,382

Income before income taxes	23,171	22,004
Provision for income taxes	6,872	6,851

Net Income	$16,299	$15,153

Basic earnings per share	$.26	$.24

Diluted earnings per share	$.25	$.24

Average common shares outstanding — diluted	64,622	64,132

Cash dividends declared per common share	$.095	$.077

     See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31 (In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$16,299	$15,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,931	3,306
Net gains on sale of securities available for sale	(688)	(448)
Net gains on sale of commercial and residential real estate loans	(1,378)	(595)
Proceeds from sale of mortgage loans held for sale	256,072	860,165
Origination of mortgage loans held for sale	(261,560)	(523,610)
Net increase in other assets	(9,516)	(6,100)
Net (decrease) increase in other liabilities	(2,126)	5,016
Other, net	1,287	1,109

Total adjustments	(14,978)	338,843

Net cash provided by operating activities	1,321	353,996

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	41,499	13,564
Proceeds from maturities/payments of securities available for sale	61,164	22,461
Proceeds from maturities/principal payments of securities held to maturity	6,455	—
Purchases of securities available for sale	(200,704)	(106,352)
Purchases of securities held to maturity	(85,443)	—
Proceeds from sale of commercial and residential real estate loans	56,720	20,079
Net increase in loans made to customers	(65,258)	(217,327)
Premises and equipment expenditures	(3,184)	(1,229)

Net cash used in investing activities	(188,751)	(268,804)

Cash Flows From Financing Activities:
Net increase in total deposits	75,100	74,657
Net increase in short-term borrowings	68,799	16,840
Net decrease in short-term FHLB advances	(105,000)	(180,000)
Proceeds from long-term FHLB advances and reverse repurchase agreements	146,000	75,000
Payments on long-term FHLB advances	(3,482)	(52,275)
Payments on long-term debt	—	(13,500)
Net proceeds from issuance of common shares	5,832	4,720
Repurchase of common shares	(889)	(4,088)
Dividends paid on common shares	(6,040)	(4,890)

Net cash provided by (used in) financing activities	180,320	(83,536)

Net (decrease) increase in cash and cash equivalents	(7,110)	1,656
Cash and cash equivalents at beginning of period	63,858	75,625

Cash and cash equivalents at end of period	$56,748	$77,281

     See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 — Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc. and its wholly-owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 required the Company to reclassify its trust preferred securities balance of $50 million as subordinated debt and the dividends paid on its trust preferred securities as interest expense, where in prior periods dividends on trust preferred securities were classified as a component of noninterest expense. All prior periods have been restated to reflect the adoption of FIN 46.

Note 3 — Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)	2004	2003
Cash paid during the period for:
Interest	$31,846	$30,115
Income taxes	$—	$1,200
Non-cash investing activities:
Loan charge-offs	$1,835	$2,278

Note 4 — Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Net income	$16,299	$15,153
Unrealized holding gains on securities, net of tax	$5,164	$47
Reclassification adjustment for gains included in net income, net of tax of $241, and $157, respectively	(447)	(291)

Net unrealized gains (losses) on securities, net of tax	4,717	(244)

Comprehensive income	$21,016	$14,909

Note 5 — Intangible Assets

The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	6,144	5,897

Net book value	$4,331	$4,578

Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended March 31, 2004 and 2003, and $990,000 for the year ended December 31, 2003. The Company expects core deposit intangible amortization expense to be $990,000, $936,000, $823,000, $823,000 and $663,000 for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Note 6 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$16,299	$15,153
Denominator for basic earnings per share- weighted-average shares	63,798,581	63,294,985
Effect of dilutive securities:
Stock options	756,870	766,145
Warrants	66,096	70,843

Dilutive potential common shares	822,966	836,988

Denominator for diluted earnings per share-adjusted weighted-average shares for assumed conversions	64,621,547	64,131,973

Basic earnings per share	$.26	$.24

Diluted earnings per share	$.25	$.24

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

The following table presents the financial results of each business segment for the three months ended March 31, 2004 and 2003.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Three Months Ended March 31, 2004
Net interest income from external customers	$20,964	$(6,773)	$3,924	$17,764	$35,879
Internal funding	(8,549)	30,864	(1,697)	(20,618)	—

Net interest income	12,415	24,091	2,227	(2,854)	35,879
Provision for loan losses	1,118	395	68	919	2,500
Noninterest income	757	2,805	5,148	2,104	10,814
Noninterest expense	2,001	7,604	5,332	6,085	21,022

Income before taxes	10,053	18,897	1,975	(7,754)	23,171
Income taxes	3,587	6,742	691	(4,148)	6,872

Net income	$6,466	$12,155	$1,284	$(3,606)	$16,299

Depreciation and amortization	$30	$734	$450	$1,717	$2,931
Capital expenditures	$20	$2,363	$208	$593	$3,184
Net identifiable assets (in millions)	$1,523	$2,850	$287	$890	$5,550
Return on equity(1)	17.15%	36.69%	34.87%	n/m	17.15%
Return on assets	1.72%	1.75%	1.74%	n/m	1.20%
Efficiency ratio	15.19%	28.27%	72.30%	n/m	45.70%

Note 7 — Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Three Months Ended March 31, 2003
Net interest income from external customers	$22,941	$(8,735)	$8,404	$11,915	$34,525
Internal funding	(9,334)	34,909	(3,909)	(21,666)	—

Net interest income	13,607	26,174	4,495	(9,751)	34,525
Provision for loan losses	2,054	231	68	647	3,000
Noninterest income	332	2,674	14,425	(2,570)	14,861
Noninterest expense	2,307	7,747	7,321	7,007	24,382

Income before taxes	9,578	20,870	11,531	(19,975)	22,004
Income taxes	3,417	7,446	4,036	(8,048)	6,851

Net income	$6,161	$13,424	$7,495	$(11,927)	$15,153

Depreciation and amortization	$32	$767	$645	$1,862	$3,306
Capital expenditures	$3	$589	$100	$537	$1,229
Net identifiable assets (in millions)	$1,449	$2,820	$481	$(38)	$4,712
Return on equity(1)	16.93%	40.67%	103.47%	n/m	17.88%
Return on assets	1.69%	1.92%	5.17%	n/m	1.30%
Efficiency ratio	16.55%	26.85%	38.69%	n/m	49.82%

(1) Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.

n/m — not meaningful

Note 8 — Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. During 2003 and in the first quarter of 2004, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first quarter of 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2004.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three months ended March 31, 2004 and 2003.

(Dollars in thousands, except per share data)	2004	2003
Net income (as reported)	$16,299	$15,153
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	709	591
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(849)	(816)

Net income (pro forma)	$16,159	$14,928

Basic earnings per share (as reported)	$.26	$.24
Basic earnings per share (pro forma)	.25	.24
Diluted earnings per share (as reported)	$.25	$.24
Diluted earnings per share (pro forma)	.25	.23

Note 9 — Legal Proceedings

The Company and its Subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended March 31, 2004 of $16.3 million. This compares to net income of $15.2 million for the first quarter of 2003. Diluted earnings per share for the first quarter of 2004 were $.25, up 7% from $.24 earned in 2003. Annualized returns on average assets and average shareholders’ equity for the quarter ended March 31, 2004 were 1.20% and 17.15%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

The following discussion should be read in conjunction with Table I on the following page, which identify and quantify the components impacting net interest income for the three months ended March 31, 2004 and 2003.

Net interest income, on a fully taxable equivalent (FTE) basis, was $36.9 million for the first quarter of 2004 compared to $35.0 million for the first quarter of 2003. The increase was primarily the result of an increase in the Company’s average interest earning assets of $757 million, or 17%, as the average balance of total securities increased $668 million, or 347%, and the average portfolio loan balance increased $432 million, or 12%, during the first quarter of 2004 compared to 2003. A significant portion of the increase in the securities balance was utilized to offset the lower levels of mortgage loans held for sale. The average balance of loans held for sale decreased $345 million to $93 million in the first quarter of 2004 compared to the first quarter of 2003. The increase in the average portfolio loan balance reflects a $52 million, or 4%, increase in average commercial loans, a $339 million, or 20%, increase in average residential real estate mortgage loans and a $41 million, or 7%, increase in average installment loans. Average total interest bearing liabilities increased $723 million for the first quarter of 2004 compared to 2003 primarily due to a $15 million increase in total average interest-bearing deposits, a $306 million increase in average short-term borrowings and a $404 million increase in average long-term FHLB advances and long-term reverse repurchase agreements.

The net interest margin (FTE) was 2.82% for the quarter ended March 31, 2004, a decrease of 31 basis points from 3.13% in 2003. The decrease in the margin was primarily attributable to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities as a result of the Company’s asset sensitive position in the declining interest rate environment over the past twelve months.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Average Assets:
Short-term investments	$439	$1	0.75%	$225	$1	1.82%
Mortgage loans held for sale	92,827	1,374	5.92	437,729	6,270	5.73
Securities available for sale (2)	671,583	7,583	4.53	192,554	2,152	4.53
Securities held to maturity	188,664	2,170	4.60	—	—	—
Portfolio loans(1):
Commercial loans	1,526,471	21,116	5.47	1,474,131	23,159	6.28
Residential real estate mortgage loans	2,027,648	27,086	5.34	1,688,890	24,413	5.78
Installment loans	628,980	8,420	5.37	587,865	9,094	6.27

Total loans, net of unearned income	4,183,099	56,622	5.39	3,750,886	56,666	6.06
Federal Home Loan Bank stock	80,734	1,057	5.25	78,468	1,111	5.67

Total interest-earning assets	5,217,346	68,807	5.26	4,459,862	66,200	5.95
Allowance for loan losses	(40,923)			(36,508)
Other assets	241,308			228,699

Total assets	$5,417,731			$4,652,053

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$183,744	$124	0.27%	$176,421	$187	0.43%
Savings and money market accounts	1,041,338	3,467	1.34	929,538	3,747	1.64
Time deposits	1,347,838	9,446	2.81	1,451,829	11,560	3.23

Total interest-bearing deposits	2,572,920	13,037	2.03	2,557,788	15,494	2.46
Short-term borrowings	727,657	2,018	1.10	421,399	1,511	1.43
Long-term FHLB advances and reverse repurchase agreements	1,396,219	15,810	4.48	992,163	13,106	5.28
Long-term debt	50,000	1,075	8.60	52,250	1,114	8.53

Total interest-bearing liabilities	4,746,796	31,940	2.68	4,023,600	31,225	3.13

Noninterest-bearing deposits	254,371			250,820
Other liabilities	36,479			38,677

Total liabilities	5,037,646			4,313,097
Shareholders’ equity	380,085			338,956

Total liabilities and shareholders’ equity	$5,417,731			$4,652,053

Net interest income/rate spread (FTE)		$36,867	2.58%		$34,975	2.82%

Net interest margin (FTE)			2.82%			3.13%

Increase (decrease) due to change in:	Volume(3)	Rate(3)	Net Change
Short-term investments	$1	$(1)	$—
Mortgage loans held for sale	(5,097)	201	(4,896)
Securities available for sale	5,431	—	5,431
Securities held to maturity	2,170	—	2,170
Portfolio loans(1):
Commercial loans	848	(2,891)	(2,043)
Residential real estate mortgage loans	4,631	(1,958)	2,673
Installment loans	646	(1,320)	(674)

Total loans, net of unearned income	6,125	(6,169)	(44)
Federal Home Loan Bank stock	31	(85)	(54)

Total interest income	8,661	(6,054)	2,607
Interest-bearing demand deposits	8	(71)	(63)
Savings deposits	442	(722)	(280)
Time deposits	(751)	(1,363)	(2,114)

Total interest-bearing deposits	(301)	(2,156)	(2,457)
Short-term borrowings	913	(406)	507
Long-term FHLB advances and reverse repurchase agreements	4,863	(2,159)	2,704
Long-term debt	(48)	9	(39)

Total interest expense	5,427	(4,712)	715

Net interest income	$3,234	$(1,342)	$1,892

(1) Non-accrual loans and overdrafts are included in average balances.

(2) The FTE adjustment for tax-exempt securities interest income totaled $988,000 and $450,000 for the quarters ended March 31, 2004 and 2003, respectively.

(3) Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income

Total noninterest income decreased $4.0 million, or 27%, for the quarter ended March 31, 2004, compared to the same period in 2003. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.6 million for the quarter ended March 31, 2004, an increase of $515,000, or 10%, over the first quarter of 2003. During the quarter ended March 31, 2004, gain on sale of securities was $688,000, an increase of $240,000 from the first quarter of 2003. In addition, the Company sold $3.8 million of the guaranteed portion of SBA loans during the quarter ended March 31, 2004, resulting in gains of $521,000, or a $326,000 increase over the gains on sale of SBA loans during the first quarter of 2003. During the quarter ended March 31, 2003, the Company sold $1.7 million of SBA loans for gains of $195,000. The guaranteed portion of SBA loans are regularly sold to investors and the gains from the sales are included in other noninterest income.

Mortgage Banking Income

The Company closed $425 million in single-family residential mortgage loans in the first quarter of 2004, a decrease of 57% compared to $988 million closed in the same period last year. Refinancings for the first quarter of 2004 represented 47% of total closings compared to 75% in the first quarter of 2003.

For the three months ended March 31, 2004, mortgage banking income decreased $4.6 million, or 47%, to $5.2 million from $9.7 million a year earlier. The decrease is primarily due to lower funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $256 million during the first quarter of 2004 compared to $860 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.44% for the first quarter of 2004, compared to 1.95% for the first of quarter 2003.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $6.2 million and $16.8 million for the first quarter of 2004 and 2003, respectively. Commissions and incentives paid were $3.4 million and $8.2 million for the first quarter of 2004 and 2003, respectively. The SFAS 91 credit to mortgage banking income totaled $1.5 million and $753,000 for the first quarter of 2004 and 2003, respectively.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $857,000 and $400,000 for the first quarters of 2004 and 2003, respectively. Mortgage loan portfolio sales totaled $51.5 million and $17.8 million for the first quarters of 2004 and 2003, respectively.

During the quarter ended March 31, 2004, the Company had mortgage loan applications of $947 million and at March 31, 2004, the Company’s mortgage loan pipeline of applications in process was $580 million, an increase of 86% over December 31, 2003. The Company estimates that mortgage applications and closings for the quarter ended June 30, 2004 will range from $650 to $750 million.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2004 decreased $3.4 million, to $21.0 million compared to $24.4 million for the first quarter of 2003. The decrease was primarily due to decreases in salaries and employee benefits of $2.3 million related to lower levels of incentive accruals and related payroll taxes and other noninterest expenses of $1 million. The decrease in other non-interest expenses reflects a reduction in state income taxes and lower levels of other expenses, including advertising and data processing.

BALANCE SHEET ANALYSIS

ASSETS

At March 31, 2004, the Company had $5.55 billion in total assets, an increase of $197 million, or 4%, from $5.35 billion at December 31, 2003. The increase is primarily the result of an increase in the Company’s securities available for sale and securities held to maturity.

Investment Securities

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At March 31, 2004, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $570.3 million compared to $404.0 million at December 31, 2003. At March 31, 2004, $471.9 million of these fixed rate investment securities were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $306.7 million at December 31, 2003.

Investment securities available for sale totaled $713.3 million at March 31, 2004, a $105.8 million increase from $607.5 million at December 31, 2003, representing 13% of total assets at March 31, 2004. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans.

Investment securities held to maturity totaled $235.6 million at March 31, 2004, a $79.0 million increase from $156.6 million at December 31, 2003. The increase in investment securities held to maturity was primarily due to the purchase of collateralized mortgage obligations, collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 4% of the Company’s total assets at March 31, 2004.

During the first quarter of 2004, $146 million of long-term reverse repurchase agreements with a weighted average cost of funds of 2.65% and an average term of 3.4 years were utilized to fund approximately 83% of the first quarter purchases of fixed rate investment securities. The reverse repurchase agreements minimize the interest rate risk associated with the fixed rate investment securities purchased.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at March 31, 2004:

	Investment Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$232,161	$304	$94	$232,371
Collateralized mortgage obligations	164,552	1,926	99	166,379
Mortgage-backed securities	84,742	904	320	85,326
Municipal and other securities	225,781	4,016	608	229,189

Total securities available for sale	$707,236	$7,150	$1,121	$713,265

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$213,117	$2,911	$159	$215,869
Mortgage-backed securities	22,435	311	11	22,735

Total securities held to maturity	$235,552	$3,222	$170	$238,604

     At March 31, 2004, all of the unrealized losses in the securities portfolio were comprised of securities guaranteed by U.S. Government agencies, investment grade municipalities and private label securities rated “AAA” by the major rating agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. Securities with unrealized losses totaling less than $100,000 have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery. The Company believes that the unrealized losses in the table above are temporary.

     Certain securities having a carrying value of $634.7 million and $418.4 million at March 31, 2004 and December 31, 2003, respectively, were pledged to secure FHLB advances, reverse repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at March 31, 2004 and December 31, 2003. The Company earned an average dividend of 5.25% on the FHLB stock during the first quarter of 2004.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $140.8 million at March 31, 2004, an increase of $5.5 million from $135.3 million at December 31, 2003. Loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Portfolio Loans

Total portfolio loans were $4.17 billion at March 31, 2004, an increase of $9.4 million from $4.16 billion at December 31, 2003. The increase was primarily due to increases in the commercial and installment portfolio loan balances. The commercial portfolio loan balance was $1.54 billion at March 31, 2004, an increase of $21.6 million from $1.52 billion at December 31, 2003. The increase was concentrated in commercial real estate loans. In addition, the Company closed $12.3 million in Small Business Administration (SBA) loans during the three months ended March 31, 2004, an increase of 52% over the first quarter of 2003.

The consumer direct installment loan portfolio increased $23.6 million during the first three months of 2004, primarily due to an increase in home equity loan closings. The consumer indirect installment loan portfolio decreased $3.0 million during the first quarter of 2004 due to the anticipated pay-off of these loans.

The residential portfolio loan balance decreased $32.8 million during the first quarter of 2004 primarily due to the sale of $52 million of fixed-rate loans and a seasonal decline in the construction loan portfolio of $24 million. During the first three months of 2004, the Company retained $173 million in mortgage portfolio loans, 77% of which were adjustable-rate mortgages. Loan pay-offs for the first quarter of 2004 were $117 million.

The following table provides further information regarding the Company’s loan portfolio:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$38,659	1.0%	$38,319	1.0%
Commercial real estate mortgage	1,504,112	36.0	1,482,814	35.6

Total commercial loans	1,542,771	37.0	1,521,133	36.6
Residential real estate mortgages	1,982,025	47.6	2,014,809	48.5
Installment loans	642,104	15.4	621,572	14.9

Total portfolio loans	$4,166,900	100.0%	$4,157,514	100.0%

Credit Quality

The Company attempts to minimize credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans and home equity loans). As of March 31, 2004, such loans comprised approximately 98% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Non-Performing Assets:
Non-accrual loans:
Commercial	$24,124	$27,666
Residential real estate mortgages	11,656	11,181
Installment	639	873

Total non-accrual loans	36,419	39,720
Other real estate owned	3,729	2,718

Total non-performing assets	$40,148	$42,438

Non-performing assets as a percentage of:
Portfolio loans and OREO	.96%	1.02%
Portfolio loans, mortgage loans held for sale and OREO	.93%	.99%
Total assets	.72%	.79%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$—

At March 31, 2004, approximately $16.0 million, or .37% of total loans were 30-89 days delinquent, compared to $28.2 million, or .66%, at December 31, 2003. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of monitoring where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of March 31, 2004, total potential problem loans, excluding those categorized as non-accrual loans, were $30.0 million, or 0.70% of total loans, compared to $30.8 million, or 0.72% of total loans at December 31, 2003.

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

During the three months ended March 31, 2004, the Company recorded provision for loan losses of $2.5 million, a decrease of $500,000 from the comparable period in 2003. The decrease in the provision was primarily due to a decrease in net charge-offs during the first quarter of 2004 of $677,000 compared to the first quarter of 2003. In addition, non-performing assets decreased $2.3 million, or 5%, since December 31, 2003.

Provision and Allowance for Loan Losses (Continued)

The following table provides an analysis of the allowance for loan losses:

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Allowance for loan losses:
Balance at January 1	$40,271	$36,077
Loans charged off	(1,835)	(2,278)
Recoveries of loans previously charged off	620	386

Net charge-offs	(1,215)	(1,892)
Provision charged to expense	2,500	3,000

Balance at March 31	$41,556	$37,185

Annualized net charge-offs as a percentage of average loans (including loans held for sale)	.11%	.18%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	1.00%	.96%
Allowance for loan losses as a percentage of non-performing loans	114.11%	104.79%

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual (with the exception of residential mortgage and consumer installment loans) and restructured loans are considered impaired. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Bank Owned Life Insurance

Republic Bank has purchased separate account bank owned life insurance to fund future employee benefit costs. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. The Company has determined the fair value of commitments to extend credit to be zero. As a result, no liability is recorded for the commitments to extend credit at March 31, 2004 and December 31, 2003. Deferred revenue recorded for standby letters of credit was $132,000 and $189,000 at March 31, 2004 and December 31, 2003, respectively.

Off-Balance Sheet Instruments (Continued)

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
(In thousands)	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$363,756	$296,978
Commitments to fund commercial real estate loans	302,057	306,062
Other unused commitments to extend credit, primarily revolving consumer loans	435,918	421,619
Standby letters of credit	71,560	71,834

Hedging Activities

At March 31, 2004, the Company had outstanding $143 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and IRLCs at specified future dates to various third parties.

At March 31, 2004, the Company had outstanding mandatory forward commitments to sell $255 million of residential mortgage loans, which includes put options on 10-year treasury futures with a notional amount of $2 million. These mandatory forward commitments covered $129 million of mortgage loans held for sale and $126 million of IRLCs. At March 31, 2004, the mortgage loans held for sale balance included $15 million of loan products for which the Company did not enter into mandatory forward commitments. The Company’s exposure to market risk was not significantly increased, however, since these loans were committed to sale to third parties prior to quarter-end.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended effective January 1, 2001. For the quarter ended March 31, 2004, the Company’s hedging policies using mandatory forward commitments and put options on 10-year treasury futures, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of SFAS 133 on net income was immaterial. The fair value of IRLCs, mandatory forward commitments and put options was also immaterial at March 31, 2004.

LIABILITIES

Total liabilities were $5.16 billion at March 31, 2004, a $179 million, or 4% increase from $4.98 billion at December 31, 2003. This increase was primarily due to increases in total deposits, short-term borrowings and long-term reverse repurchase agreements.

Deposits

Total deposits increased $75 million, or 3%, to $2.89 billion at March 31, 2004 from $2.82 billion at December 31, 2003. Noninterest bearing deposits increased $17 million, or 7%; savings and money market accounts increased $9 million, or 1%; and certificates of deposit increased $51 million, or 4%, for the period.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the three months ended March 31, 2004 and the year ended December 31, 2003, were as follows:

	March 31, 2004			December 31, 2003
			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period
Federal funds purchased	$317,500	$308,857	1.08%	$313,000	$280,745	1.21%
Reverse repurchase agreements	242,044	186,904	0.94	177,745	56,637	0.91
Other short-term borrowings	500	434	0.78	500	339	0.90

Total short-term borrowings	$560,044	$496,195	1.03%	$491,245	$337,721	1.16%

At March 31, 2004 and December 31, 2003, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

Short-Term FHLB Advances

Short-term FHLB advances outstanding at March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004			December 31, 2003
			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period
Short-term FHLB advances	$175,000	$231,462	1.25%	$280,000	$266,126	1.38%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances.

Long-term FHLB Advances And Reverse Repurchase Agreements

Long-term FHLB advances and reverse repurchase agreements outstanding at March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004		December 31, 2003
		Average		Average
	Ending	Rate At	Ending	Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End
Long-term FHLB advances	$1,086,794	5.02%	$1,090,276	5.02%
Long-term reverse repurchase agreements	342,450	2.66	196,450	2.67

Total	$1,429,244	4.45%	$1,286,726	4.66%

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

The long-term reverse repurchase agreements are secured by certain securities with a carrying value of $376.7 million. The increase in the long-term reverse repurchase agreements of $146 million during the first quarter of 2004 was due to the Company funding approximately 83% of the first quarter purchases of fixed rate investment securities with reverse repurchase agreements to help minimize the interest rate risk associated with the securities purchased.

The long-term FHLB advances and reverse repurchase agreements have original maturities ranging from May 2004 to October 2017.

CAPITAL

Shareholders’ equity was $386.9 million at March 31, 2004, a $17.5 million, or 5%, increase from $369.4 million at December 31, 2003. This increase in shareholders’ equity during the first quarter of 2004 resulted primarily from net income of $16.3 million, an increase in accumulated other comprehensive income of $4.7 million and the issuance of shares through the exercise of stock options, warrants and restricted stock of $2.8 million, offset by $6.1 million in cash dividends to shareholders and $1.0 million in stock repurchases.

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

As of March 31, 2004, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company’s capital ratios were as follows:

	March 31,	December 31,
	2004	2003
Total capital to risk-weighted assets (1)	12.99%	12.85%
Tier 1 capital to risk-weighted assets (1)	11.84	11.72
Tier 1 capital to average assets (1)	7.89	8.04

(1)   As defined by the regulations.

As of March 31, 2004, the Company’s total risk-based capital was $469 million and Tier 1 risk-based capital was $427 million, an excess of $108 million and $211 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

ACCOUNTING AND FINANCIAL REPORTING DEVELOPMENTS

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses. This policy is discussed more fully on pages 42 and 43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;

•	adverse developments concerning credit quality in our business segments that may result in increases in our provisions for loan losses, nonperforming assets, net charge-offs and reserve for credit losses and could cause our earnings to decline;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or other regulatory agencies;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of new litigation or changes in existing litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

     The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company’s business is subject to many factors beyond its control (See Forward-Looking Statements on previous page) in managing the Company’s assets and liabilities, and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company’s press releases and public documents.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2004 the Company’s cumulative one-year gap was a positive 9.08% of total earning assets.

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

Earnings Simulation Modeling: On a monthly basis, management uses an earnings simulation model to quantify the effects of various hypothetical changes in interest rates on the Company’s projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on net interest income expected in a stable interest rate environment (i.e., base net interest income).

As of March 31, 2004, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	7.34%	4.27%	2.37%	-2.05%	-5.20%	-15.82%

Asset and Liability Management (Continued)

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

ITEM 4: Disclosure Controls and Procedures

Internal Controls

The Company maintains a system of internal controls that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

Item 2.	Changes in Securities and Use of Proceeds

Republic Bancorp Inc. Shares Repurchased during the first quarter of 2004 were as follows:

	Total	Average	Shares Purchased	Maximum Shares Available
	Shares	Price Paid	as Part of Publicly	to be Purchased
Period	Purchased	Per Share	Announced Plans(1)	Under the Plans(1)
1/1/04 – 1/31/04	8,000	$13.84	8,000	2,199,852
2/1/04 – 2/29/04	57,000	13.65	57,000	2,142,852
3/1/04 – 3/31/04	—	—	—	2,142,852

Total First Quarter 2004	65,000	$13.67	65,000	2,142,852

(1) On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,00 shares and was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. As of March 31, 2004 no shares were available to repurchase under the 2001 Stock Repurchase Program. As of December 31, 2003 there were 7,852 shares available for repurchase under this Program.

On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Stock Repurchase Program. There were 2,142,852 and 2,200,000 shares available for repurchase at March 31, 2004 and December 31, 2003, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders

Republic Bancorp Inc. held its 2004 Annual Meeting of Shareholders on April 28, 2004. The following directors, who constitute the entire board of directors of Republic Bancorp Inc., were elected at the annual meeting to serve until the next annual meeting:

Director	For	Abstentions
Jerry D. Campbell	54,738,860	2,579,895
Dana M. Cluckey	54,703,441	2,584,715
George J. Butvilas	54,767,270	2,581,146
Lee E. Benz	54,901,215	2,579,109
Mary P. Cauley	54,878,336	2,583,766
Richard J. Cramer, Sr.	54,673,157	2,579,109
Barry J. Eckhold	54,707,219	2,584,553
Gary Hurand	54,772,022	2,579,130
Dennis J. Ibold	54,779,120	2,579,815
Stanley A. Jacobson	54,770,441	2,579,109
John J. Lennon	54,781,326	2,579,257
Milton F. Lutz II	54,900,705	2,579,109
Sam H. McGoun	54,786,515	2,580,264
Kelly E. Miller	54,836,725	2,579,130
Randolph P. Piper	54,752,831	2,579,130
Dr. Isaac J. Powell	54,753,786	2,579,575
William C. Rands III	54,803,195	2,579,575
B. Thomas M. Smith, Jr.	54,896,717	2,580,369
Dr. Jeoffrey K. Stross	54,754,915	2,579,130
Steven E. Zack	54,902,861	2,580,928

Shareholders also approved the ratification and amendment of the Directors Compensation Plan. The amendment permits directors who retire from the Board prior to the mandatory retirement age to receive a retirement award not to exceed $25,000, payable in stock or in cash.

The number of votes cast for and against as well as the number of abstentions as to the ratification and amendment of the Directors Compensation Plan are as follows:

	For	Against	Abstain
Number of votes cast:	34,425,196	3,828,329	310,480

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Second amended and restated directors compensation plan.*

(12)	Computations of ratios of earnings to fixed charges.*

(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

* Filed herewith

(b)	Reports on Form 8-K

On January 13, 2004, the Company filed a report on Form 8-K reporting that the Company released its fourth quarter and year-end results and held a conference call on January 13, 2004 to discuss the earnings release. The press release was included as an exhibit.

On February 24, 2004, the Company filed a report on Form 8-K reporting that on February 20, 2004 the Company announced that its Board of Directors declared a $.095 per share cash dividend to shareholders of record as of March 12, 2004 and payable April 5, 2004.

On February 24, 2004, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation on February 24, 2004 at the Midwest 2004 Super-Community Bank Conference in Chicago, Illinois. The slide show presentation was included as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC. (Registrant)

Date: May 7, 2004	BY:	/s/ Thomas F. Menacher

Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(10)	Second amended and restated directors compensation plan.*

(12)	Computations of ratios of earnings to fixed charges.*

(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

*Filed herewith