Form 10-Q
period 2004-06-30
REPUBLIC BANCORP INC
filed 2004-08-06
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2004:

Common Stock, $5 Par Value Per Share	64,023,196 Shares

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$60,868	$63,858
Mortgage loans held for sale	54,836	135,360
Securities available for sale (amortized cost of $773,324 and $608,677, respectively)	754,632	607,450
Securities held to maturity (fair value of $236,552 and $157,067, respectively)	240,081	156,555
Loans, net of unearned income	4,356,280	4,157,514
Less allowance for loan losses	(43,086)	(40,271)

Net loans	4,313,194	4,117,243
Federal Home Loan Bank stock (at cost)	80,503	80,500
Premises and equipment	27,400	26,928
Bank owned life insurance	110,813	108,330
Other assets	69,166	57,464

Total assets	$5,711,493	$5,353,688

LIABILITIES
Noninterest-bearing deposits	$294,355	$256,265
Interest-bearing deposits:
NOW accounts	189,904	184,217
Savings and money market accounts	1,065,516	1,054,857
Certificates of deposit under $100,000	665,841	678,758
Certificates of deposit $100,000 or greater	608,565	641,172

Total interest-bearing deposits	2,529,826	2,559,004

Total deposits	2,824,181	2,815,269
Federal funds purchased and other short-term borrowings	595,147	491,245
Short-term FHLB advances	391,000	280,000
Long-term FHLB advances and reverse repurchase agreements	1,411,003	1,286,726
Accrued expenses and other liabilities	58,209	61,028
Long-term debt	50,000	50,000

Total liabilities	5,329,540	4,984,268
SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $5 par value, 75,000,000 shares authorized; 64,035,000 and 63,527,000, issued and outstanding, respectively	320,177	317,633
Capital surplus	53,709	50,358
Unearned compensation – restricted stock	(4,197)	(1,666)
Retained earnings	24,414	3,893
Accumulated other comprehensive loss	(12,150)	(798)

Total shareholders’ equity	381,953	369,420

Total liabilities and shareholders’ equity	$5,711,493	$5,353,688

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$57,298	$62,944	$115,294	$125,880
Interest on investment securities and FHLB stock dividends	10,694	3,898	20,517	6,712

Total interest income	67,992	66,842	135,811	132,592

Interest Expense:
Interest on deposits	12,667	14,432	25,704	29,926
Short-term borrowings	2,319	1,995	4,337	3,506
Long-term FHLB advances and reverse repurchase agreements	15,734	13,475	31,544	26,581
Long-term debt	1,075	1,075	2,150	2,189

Total interest expense	31,795	30,977	63,735	62,202

Net interest income	36,197	35,865	72,076	70,390
Provision for loan losses	2,000	3,000	4,500	6,000

Net interest income after provision for loan losses	34,197	32,865	67,576	64,390

Noninterest Income:
Service charges	3,005	2,735	5,702	5,387
Mortgage banking income	6,566	10,455	11,740	20,191
Gain on sale of securities	674	432	1,362	880
Gain on sale of SBA loans	665	96	1,186	291
Income from bank owned life insurance	1,180	1,320	2,483	2,615
Other noninterest income	428	459	859	994

Total noninterest income	12,518	15,497	23,332	30,358

Noninterest Expense:
Salaries and employee benefits	13,835	16,040	25,924	30,455
Occupancy expense of premises	2,476	2,496	5,095	5,139
Equipment expense	1,652	1,721	3,326	3,426
Other noninterest expense	5,416	6,444	10,056	12,063

Total noninterest expense	23,379	26,701	44,401	51,083

Income before income taxes	23,336	21,661	46,507	43,665
Provision for income taxes	6,968	6,503	13,840	13,354

Net Income	$16,368	$15,158	$32,667	$30,311

Basic earnings per share	$.26	$.24	$.51	$.48

Diluted earnings per share	$.25	$.24	$.50	$.47

Average common shares outstanding – diluted	64,763	64,116	64,692	64,124

Cash dividends declared per common share	$.095	$.077	$.190	$.155

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30 (In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$32,667	$30,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,398	5,750
Net gains on sale of securities available for sale	(1,362)	(880)
Net gains on sale of commercial and residential real estate loans	(2,906)	(2,516)
Proceeds from sale of mortgage loans held for sale	297,375	1,561,896
Origination of mortgage loans held for sale	(216,851)	(1,380,650)
Net increase in other assets	(13,148)	(10,058)
Net (decrease) increase in other liabilities	(2,819)	22,154
Other, net	2,815	2,191

Total adjustments	68,502	197,887

Net cash provided by operating activities	101,169	228,198

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	58,280	41,940
Proceeds from calls and principal payments of securities available for sale	92,143	103,927
Proceeds from principal payments of securities held to maturity	25,790	—
Purchases of securities available for sale	(313,898)	(264,568)
Purchases of securities held to maturity	(109,663)	—
Proceeds from sale of commercial and residential real estate loans	111,055	89,256
Net increase in loans made to customers	(306,976)	(381,428)
Premises and equipment expenditures	(3,557)	(2,424)

Net cash used in investing activities	(446,826)	(413,297)

Cash Flows From Financing Activities:
Net increase in total deposits	8,912	28,282
Net increase in short-term borrowings	103,902	57,429
Net increase in short-term FHLB advances	111,000	100,000
Proceeds from long-term FHLB advances and reverse repurchase agreements	146,000	100,000
Payments on long-term FHLB advances	(20,271)	(60,139)
Payments on long-term debt	—	(13,500)
Net proceeds from issuance of common shares	6,129	6,056
Repurchase of common shares	(889)	(8,892)
Dividends paid on common shares	(12,116)	(9,786)

Net cash provided by financing activities	342,667	199,450

Net (decrease) increase in cash and cash equivalents	(2,990)	14,351
Cash and cash equivalents at beginning of period	63,858	75,625

Cash and cash equivalents at end of period	$60,868	$89,976

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 3 — Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)	2004	2003
Cash paid during the period for:
Interest	$61,879	$58,340
Income taxes	$13,300	$14,740
Non-cash investing activities:
Loan charge-offs	$3,754	$4,681

Note 4 – Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net income	$16,368	$15,158	$32,667	$30,311
Unrealized holding (losses) gains on securities, net of tax	(15,631)	3,345	(10,467)	3,392
Reclassification adjustment for gains included in net income, net of tax of $236, $151, $477 and $308, respectively	(438)	(281)	(885)	(572)

Net unrealized (losses) gains on securities, net of tax	(16,069)	3,064	(11,352)	2,820

Comprehensive income	$299	$18,222	$21,315	$33,131

Note 5 – Intangible Assets

The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	6,392	5,897

Net book value	$4,083	$4,578

Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended June 30, 2004 and 2003, and $495,000 for the six months ended June 30, 2004 and 2003. The Company expects core deposit intangible amortization expense to be $990,000, $936,000, $823,000, $823,000 and $663,000 for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$16,368	$15,158	$32,667	$30,311
Denominator for basic earnings per share— weighted-average shares	64,019,108	63,205,052	63,908,845	63,249,770
Effect of dilutive securities:
Stock options	691,294	847,409	724,082	807,002
Warrants	52,302	63,296	59,199	67,048

Dilutive potential common shares	743,596	910,705	783,281	874,050

Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	64,762,704	64,115,757	64,692,126	64,123,820

Basic earnings per share	$.26	$.24	$.51	$.48

Diluted earnings per share	$.25	$.24	$.50	$.47

Note 7 – Segment Information

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

The following table presents the financial results of each business segment for the three and six months ended June 30, 2004 and 2003.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Three Months Ended June 30, 2004
Net interest income from external customers	$21,031	$(6,197)	$3,856	$17,507	$36,197
Internal funding	(8,301)	29,912	(1,709)	(19,902)	—

Net interest income	12,730	23,715	2,147	(2,395)	36,197
Provision for loan losses	32	520	69	1,379	2,000
Noninterest income	860	3,069	7,755	834	12,518
Noninterest expense	2,489	7,784	5,717	7,389	23,379

Income before taxes	11,069	18,480	4,116	(10,329)	23,336
Income taxes	3,949	6,593	1,441	(5,015)	6,968

Net income	$7,120	$11,887	$2,675	$(5,314)	$16,368

Depreciation and amortization	$30	$734	$432	$1,271	$2,467
Capital expenditures	$4	$119	$73	$177	$373
Net identifiable assets (in millions)	$1,535	$2,775	$243	$1,159	$5,711
Return on equity(1)	18.67%	35.33%	73.87%	n/m	17.11%
Return on assets	1.87%	1.68%	3.69%	n/m	1.17%
Efficiency ratio	18.31%	29.06%	57.74%	n/m	48.66%

Note 7 – Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Three Months Ended June 30, 2003
Net interest income from external customers	$22,514	$(7,846)	$7,477	$13,720	$35,865
Internal funding	(8,966)	34,164	(3,327)	(21,871)	—

Net interest income	13,548	26,318	4,150	(8,151)	35,865
Provision for loan losses	2,508	473	69	(50)	3,000
Noninterest income	355	2,864	12,735	(457)	15,497
Noninterest expense	2,385	7,836	7,390	9,090	26,701

Income before taxes	9,010	20,873	9,426	(17,648)	21,661
Income taxes	3,215	7,447	3,299	(7,458)	6,503

Net income	$5,795	$13,426	$6,127	$(10,190)	$15,158

Depreciation and amortization	$30	$745	$704	$965	$2,444
Capital expenditures	$6	$431	$258	$500	$1,195
Net identifiable assets (in millions)	$1,457	$2,790	$630	$154	$5,031
Return on equity(1)	15.98%	40.39%	85.65%	n/m	17.46%
Return on assets	1.60%	1.92%	4.28%	n/m	1.25%
Efficiency ratio	17.15%	26.85%	43.77%	n/m	52.43%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Six Months Ended June 30, 2004
Net interest income from external customers	$41,995	$(12,970)	$7,780	$35,271	$72,076
Internal funding	(16,850)	60,776	(3,406)	(40,520)	—

Net interest income	25,145	47,806	4,374	(5,249)	72,076
Provision for loan losses	1,150	915	137	2,298	4,500
Noninterest income	1,617	5,874	12,903	2,938	23,332
Noninterest expense	4,490	15,388	11,049	13,474	44,401

Income before taxes	21,122	37,377	6,091	(18,083)	46,507
Income taxes	7,536	13,335	2,132	(9,163)	13,840

Net income	$13,586	$24,042	$3,959	$(8,920)	$32,667

Depreciation and amortization	$60	$1,468	$882	$2,988	$5,398
Capital expenditures	$24	$2,482	$281	$770	$3,557
Net identifiable assets (in millions)	$1,535	$2,775	$243	$1,159	$5,711
Return on equity(1)	17.91%	36.01%	54.21%	n/m	17.13%
Return on assets	1.79%	1.71%	2.71%	n/m	1.18%
Efficiency ratio	16.78%	28.67%	63.95%	n/m	47.21%

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Six Months Ended June 30, 2003
Net interest income from external customers	$45,455	$(16,581)	$15,881	$25,635	$70,390
Internal funding	(18,300)	69,073	(7,236)	(43,537)	—

Net interest income	27,155	52,492	8,645	(17,902)	70,390
Provision for loan losses	4,562	704	137	597	6,000
Noninterest income	687	5,538	27,160	(3,027)	30,358
Noninterest expense	4,692	15,583	14,711	16,097	51,083

Income before taxes	18,588	41,743	20,957	(37,623)	43,665
Income taxes	6,632	14,893	7,335	(15,506)	13,354

Net income	$11,956	$26,850	$13,622	$(22,117)	$30,311

Depreciation and amortization	$62	$1,512	$1,349	$2,827	$5,750
Capital expenditures	$9	$1,020	$358	$1,037	$2,424
Net identifiable assets (in millions)	$1,457	$2,790	$630	$154	$5,031
Return on equity(1)	16.46%	40.53%	94.62%	n/m	17.67%
Return on assets	1.65%	1.92%	4.73%	n/m	1.28%
Efficiency ratio	16.85%	26.85%	41.09%	n/m	51.15%

(1) Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.

n/m – not meaningful

Note 8 – Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. During 2003 and in the first six months of 2004, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first six months of 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2004.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income (as reported)	$16,368	$15,158	$32,667	$30,311
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	287	215	996	806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(402)	(418)	(1,251)	(1,234)

Net income (pro forma)	$16,253	$14,955	$32,412	$29,883

Basic earnings per share (as reported)	$.26	$.24	$.51	$.48
Basic earnings per share (pro forma)	.25	.24	.51	.47
Diluted earnings per share (as reported)	$.25	$.24	$.50	$.47
Diluted earnings per share (pro forma)	.25	.23	.50	.47

Note 9 – Legal Proceedings

The Company and its Subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended June 30, 2004 of $16.4 million. This compares to net income of $15.2 million for the second quarter of 2003. Diluted earnings per share for the second quarter of 2004 were $.25, up 7% from $.24 earned in 2003. Annualized returns on average assets and average shareholders’ equity for the quarter ended June 30, 2004 were 1.17% and 17.11%, respectively.

Net income for the six months ended June 30, 2004 was $32.7 million, compared to net income of $30.3 million earned for the same period in 2003. For the six months period ended June 30, 2004, diluted earnings per share were $.50, an increase of 7% over the $.47 earned in 2003. Annualized returns on average assets and average shareholders’ equity for the first six months of 2004 were 1.18% and 17.13%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

The following discussion should be read in conjunction with Table I and Table II on the following two pages, which identify and quantify the components impacting net interest income for the three and six months ended June 30, 2004 and 2003.

Net interest income, on a fully taxable equivalent (FTE) basis, was $37.2 million for the second quarter of 2004 compared to $36.6 million for the second quarter of 2003. The increase was primarily the result of an increase in the Company’s average interest earning assets of $754 million, or 16%, as the average balance of total securities increased $711 million, or 267%, and the average portfolio loan balance increased $285 million, or 7%, during the second quarter of 2004 compared to 2003. A significant portion of the increase in the securities balance was utilized to offset the lower levels of mortgage loans held for sale as the average balance of loans held for sale decreased $244 million to $128 million in the second quarter of 2004 compared to the second quarter of 2003. The increase in the average portfolio loan balance reflects a $76 million, or 5%, increase in average commercial loans, a $135 million, or 7%, increase in average residential real estate mortgage loans and a $74 million, or 13%, increase in average installment loans. Average total interest bearing liabilities increased $725 million for the second quarter of 2004 compared to 2003 due to a $40 million increase in total average interest-bearing deposits, a $296 million increase in average short-term borrowings and a $390 million increase in average long-term FHLB advances and long-term reverse repurchase agreements.

The net interest margin (FTE) was 2.75% for the quarter ended June 30, 2004, a decrease of 40 basis points from 3.15% in 2003. The decrease in the margin was primarily attributable to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities.

For the six months ended June 30, 2004, net interest income (FTE) was $74.1 million, compared to $71.6 million for the first half of 2003. The increase was primarily the result of an increase in the Company’s average interest earning assets of $755 million, or 17%. The net interest margin (FTE) for the six months ended June 30, 2004, declined 35 basis points to 2.79% from 3.14% for the comparable period in 2003. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities.

Table I — Quarterly Net Interest Income and Rate/Volume Analysis (FTE)

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Average Assets:
Short-term investments	$903	$1	0.65%	$338	$1	0.61%
Mortgage loans held for sale	127,606	1,754	5.50	371,728	5,247	5.65
Securities available for sale(2)	740,597	8,217	4.45	266,366	3,592	5.39
Securities held to maturity	236,784	2,654	4.48	—	—	—
Portfolio loans(1):
Commercial loans	1,544,344	21,206	5.43	1,468,123	22,733	6.13
Residential real estate mortgage loans	2,014,715	25,684	5.10	1,879,731	26,115	5.56
Installment loans	656,756	8,654	5.28	582,712	8,849	6.09

Total loans, net of unearned income	4,215,815	55,544	5.25	3,930,566	57,697	5.85
Federal Home Loan Bank stock	80,721	852	4.23	79,280	1,043	5.26

Total interest-earning assets	5,402,426	69,022	5.10	4,648,278	67,580	5.80
Allowance for loan losses	(42,615)			(37,986)
Other assets	252,907			229,935

Total assets	$5,612,718			$4,840,227

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$191,335	$131	0.27%	$179,959	$161	0.36%
Savings and money market accounts	1,056,628	3,189	1.21	953,788	3,285	1.38
Time deposits	1,334,148	9,347	2.81	1,408,252	10,986	3.13

Total interest-bearing deposits	2,582,111	12,667	1.97	2,541,999	14,432	2.28
Short-term borrowings and FHLB advances	854,019	2,319	1.07	558,493	1,995	1.41
Long-term FHLB advances and reverse repurchase agreements	1,421,560	15,734	4.38	1,031,727	13,475	5.17
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60

Total interest-bearing liabilities	4,907,690	31,795	2.58	4,182,219	30,977	2.95

Noninterest-bearing deposits	283,691			273,858
Other liabilities	38,708			36,980

Total liabilities	5,230,089			4,493,057
Shareholders’ equity	382,629			347,170

Total liabilities and shareholders’ equity	$5,612,718			$4,840,227

Net interest income/rate spread (FTE)		$37,227	2.52%		$36,603	2.85%

Net interest margin (FTE)			2.75%			3.15%

Increase (decrease) due to change in:	Volume(3)	Rate(3)	Net Change
Short-term investments	$—	$—	$—
Mortgage loans held for sale	(3,358)	(135)	(3,493)
Securities available for sale	5,353	(728)	4,625
Securities held to maturity	2,654	—	2,654
Portfolio loans(1):
Commercial loans	1,129	(2,656)	(1,527)
Residential real estate mortgage loans	1,809	(2,240)	(431)
Installment loans	1,058	(1,253)	(195)

Total loans, net of unearned income	3,996	(6,149)	(2,153)
Federal Home Loan Bank stock	18	(209)	(191)

Total interest income	8,663	(7,221)	1,442
Interest-bearing demand deposits	10	(40)	(30)
Savings deposits	334	(430)	(96)
Time deposits	(557)	(1,082)	(1,639)

Total interest-bearing deposits	(213)	(1,552)	(1,765)
Short-term borrowings	875	(551)	324
Long-term FHLB advances and reverse repurchase agreements	4,511	(2,252)	2,259
Long-term debt	—	—	—

Total interest expense	5,173	(4,355)	818

Net interest income	$3,490	$(2,866)	$624

(1)	Non-accrual loans and overdrafts are included in average balances.

(2)	The FTE adjustment for tax-exempt securities interest income totaled $1.0 million and $738,000 for the quarters ended June 30, 2004 and 2003, respectively.

(3)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table II – Year-to-date Net Interest Income and Rate/Volume Analysis (FTE)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Average Assets:
Short-term investments	$671	$2	0.68%	$282	$2	1.09%
Mortgage loans held for sale	110,225	3,128	5.68	404,546	11,517	5.69
Securities available for sale (2)	706,090	15,799	4.49	229,666	5,736	5.00
Securities held to maturity	212,724	4,825	4.54	—	—	—
Portfolio loans(1):
Commercial loans	1,535,407	42,323	5.45	1,471,111	45,891	6.20
Residential real estate mortgage loans	2,021,182	52,770	5.22	1,784,837	50,528	5.66
Installment loans	642,868	17,073	5.33	585,274	17,944	6.18

Total loans, net of unearned income	4,199,457	112,166	5.32	3,841,222	114,363	5.95
Federal Home Loan Bank stock	80,727	1,909	4.74	78,874	2,155	5.46

Total interest-earning assets	5,309,894	137,829	5.18	4,554,590	133,773	5.87
Allowance for loan losses	(41,769)			(37,251)
Other assets	247,116			229,317

Total assets	$5,515,241			$4,746,656

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$187,539	$255	0.27%	$178,200	$347	0.39%
Savings and money market accounts	1,048,983	6,656	1.27	941,722	7,033	1.51
Time deposits	1,340,993	18,793	2.81	1,429,920	22,546	3.18

Total interest-bearing deposits	2,577,515	25,704	2.00	2,549,842	29,926	2.37
Short-term borrowings and FHLB advances	790,838	4,337	1.08	490,325	3,506	1.51
Long-term FHLB advances and reverse repurchase agreements	1,408,890	31,544	4.43	1,012,054	26,581	5.22
Long-term debt	50,000	2,150	8.60	51,125	2,189	8.56

Total interest-bearing liabilities	4,827,243	63,735	2.63	4,103,346	62,202	3.04

Noninterest-bearing deposits	269,031			262,403
Other liabilities	37,609			37,844

Total liabilities	5,133,883			4,403,593
Shareholders’ equity	381,358			343,063

Total liabilities and shareholders’ equity	$5,515,241			$4,746,656

Net interest income/rate spread (FTE)		$74,094	2.55%		$71,571	2.83%

Net interest margin (FTE)			2.79%			3.14%

Increase (decrease) due to change in:	Volume(3)	Rate(3)	Net Change
Short-term investments	$1	$(1)	$—
Mortgage loans held for sale	(8,369)	(20)	(8,389)
Securities available for sale	10,708	(645)	10,063
Securities held to maturity	4,825	—	4,825
Portfolio loans(1):
Commercial loans	1,981	(5,549)	(3,568)
Residential real estate mortgage loans	6,361	(4,119)	2,242
Installment loans	1,712	(2,583)	(871)

Total loans, net of unearned income	10,054	(12,251)	(2,197)
Federal Home Loan Bank stock	49	(295)	(246)

Total interest income	17,268	(13,212)	4,056
Interest-bearing demand deposits	18	(110)	(92)
Savings deposits	786	(1,163)	(377)
Time deposits	(1,307)	(2,446)	(3,753)

Total interest-bearing deposits	(503)	(3,719)	(4,222)
Short-term borrowings	2,007	(1,176)	831
Long-term FHLB advances and reverse repurchase agreements	9,350	(4,387)	4,963
Long-term debt	(49)	10	(39)

Total interest expense	10,805	(9,272)	1,533

Net interest income	$6,463	$(3,940)	$2,523

(1)	Non-accrual loans and overdrafts are included in average balances.

(2)	The FTE adjustment for tax-exempt securities interest income totaled $2.0 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively.

(3)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income

Total noninterest income decreased $3.0 million, or 19%, for the quarter ended June 30, 2004, compared to the same period in 2003. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $6.0 million for the quarter ended June 30, 2004, an increase of $910,000, or 18%, over the second quarter of 2003. The increase was due primarily to higher levels of service charges, gains on sale of securities and gains on sale of SBA loans. Service charges increased $270,000, or 10%, over the second quarter of 2003 reflecting an increase in deposit accounts as well as increased service fees per account. During the quarter ended June 30, 2004, gain on sale of securities was $674,000, an increase of $242,000 from the second quarter of 2003. The Company also sold $7.1 million of the guaranteed portion of SBA loans during the quarter ended June 30, 2004, resulting in gains of $665,000, or a $569,000 increase over the gains on sale of SBA loans during the second quarter of 2003. During the quarter ended June 30, 2003, the Company sold $1.4 million of SBA loans for gains of $96,000. The guaranteed portions of SBA loans are regularly sold to investors.

For the six months ended June 30, 2004, total noninterest income decreased $7.0 million, or 23%, compared to the same period in 2003. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $11.6 million for the six months ended June 30, 2004, an increase of $1.4 million, or 14%, over the same period in 2003. This increase was primarily due to higher levels of service charges, gains on sale of securities and gains on sale of SBA loans. The Company sold $12.1 million of the guaranteed portion of SBA loans during the six months ended June 30, 2004, resulting in gains of $1.2 million, or a $895,000 increase over the gains on sale of SBA loans during the same period in 2003. During the six months ended June 30, 2003, the Company sold $3.0 million of SBA loans for gains of $291,000.

Mortgage Banking Income

The Company closed $619 million in single-family residential mortgage loans in the second quarter of 2004, a decrease of 53% compared to $1.3 billion closed in the same period last year. During the first half of 2004, mortgage loans closing were $1.0 billion, a decrease of 55% compared to $2.3 billion for the comparable period in 2003. Refinancings for the second quarter of 2004 represented 44% of total closings compared to 71% in the second quarter of 2003. During the first half of 2004, refinancings represented 45% of total closings compared to 73% for the first half of 2003.

For the three months ended June 30, 2004, mortgage banking income decreased $3.9 million, or 37%, to $6.6 million from $10.5 million a year earlier. The decrease is primarily due to lower funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $297 million during the second quarter of 2004 compared to $702 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.56% for the second quarter of 2004, compared to 2.00% for the second of quarter 2003.

For the six months ended June 30, 2004, mortgage banking income decreased $8.5 million, or 42%, compared to the first half of 2003. The decrease is primarily due to lower funding levels of loans sold into the secondary market. For the six months ended June 30, 2004, mortgage loans held for sale fundings totaled $553 million compared to $1.56 billion during the first six months of 2003. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 2.50% for the first six months of 2004, compared to 1.98% for the comparable period in 2003.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $7.6 million and $14.1 million for the second quarters of 2004 and 2003, respectively, and $13.9 million and $30.9 million for the six months ended June 30, 2004 and 2003, respectively. Commissions and incentives were $5.7 million and $12.1 million for the second quarters of 2004 and 2003, respectively, and $9.1 million and $20.3 million for the six months ended June 30, 2004 and 2003, respectively. The SFAS 91 credit to mortgage banking income totaled $3.8 million and $6.7 million for the second quarter of 2004 and 2003, respectively. The SFAS 91 credit for the six months ended June 30, 2004 and 2003 totaled $5.2 million and $7.4 million, respectively.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $863,000 and $1.8 million for the second quarters of 2004 and 2003, respectively, and $1.7 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. Mortgage loan portfolio sales totaled $44.5 million and $65.9 million for the second quarters of 2004 and 2003, respectively, and $96.1 million and $83.7 million for the six months ended June 30, 2004 and 2003, respectively.

During the quarter ended June 30, 2004, the Company had mortgage loan applications of $851 million and at June 30, 2004, the Company’s mortgage loan pipeline of applications in process was $489 million, an increase of 57% over December 31, 2003. The Company estimates that mortgage applications for the quarter ended September 30, 2004 will range from $550 to $650 million, and closings for the quarter ended September 30, 2004 will range from $450 to $500 million.

Noninterest Expense

Total noninterest expense for the quarter ended June 30, 2004 decreased $3.3 million, or 12%, to $23.4 million compared to $26.7 million for the second quarter of 2003. The decrease was primarily due to decreases in salaries and employee benefits of $2.2 million related to lower levels of incentive accruals and related payroll taxes and other noninterest expenses of $1 million. The decrease in other non-interest expenses reflects lower levels of state income taxes, loan collection expenses and other miscellaneous expenses. Total noninterest expense for the six months ended June 30, 2004, decreased $6.7 million, or 13%, to $44.4 million compared to $51.1 million in 2003. The decrease was primarily due to decreases in salaries and employee benefits of $4.5 million and other noninterest expenses of $2 million.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 2004, the Company had $5.71 billion in total assets, an increase of $358 million, or 7%, from $5.35 billion at December 31, 2003. The increase is primarily the result of an increase in the Company’s total portfolio loans, securities available for sale and securities held to maturity, partially offset by a decrease in mortgage loans held for sale.

Investment Securities

The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At June 30, 2004, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $505.4 million compared to $404.0 million at December 31, 2003. At June 30, 2004, $457.5 million of these fixed rate investment securities were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $306.7 million at December 31, 2003.

Investment securities available for sale totaled $754.6 million at June 30, 2004, a $147.2 million increase from $607.5 million at December 31, 2003. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans. The investment securities available for sale portfolio constituted 13% of total assets at June 30, 2004.

Investment securities held to maturity totaled $240.1 million at June 30, 2004, an $83.5 million increase from $156.6 million at December 31, 2003. The increase in investment securities held to maturity was primarily due to the purchase of collateralized mortgage obligations, collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 4% of the Company’s total assets at June 30, 2004.

During the first quarter of 2004, $145 million of long-term reverse repurchase agreements with a weighted average cost of funds of 2.65% and an average term of 3.4 years were utilized to fund approximately 83% of the first quarter purchases of fixed rate investment securities. The reverse repurchase agreements are utilized to reduce the interest rate risk associated with the fixed rate investment securities purchased. During the second quarter of 2004, no additional long-term reverse repurchase agreements were utilized.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at June 30, 2004:

	Investment Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$311,234	$13	$3,546	$307,701
Collateralized mortgage obligations	148,338	16	2,692	145,662
Mortgage-backed securities	87,065	205	1,078	86,192
Municipal and other securities	226,687	197	11,807	215,077

Total securities available for sale	$773,324	$431	$19,123	$754,632

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$219,972	$169	$3,400	$216,741
Mortgage-backed securities	20,109	—	298	19,811

Total securities held to maturity	$240,081	$169	$3,698	$236,552

Investment Securities (continued)

At June 30, 2004, all of the unrealized losses in the securities portfolio were comprised of securities guaranteed by U.S. Government agencies, investment grade municipalities and private label securities rated “AAA” by the major rating agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the low inherent credit risk associated with these securities. Securities with unrealized losses totaling less than $100,000 have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery. The Company believes that the unrealized losses in the table above are temporary.

Certain securities having a carrying value of $666.7 million and $418.4 million at June 30, 2004 and December 31, 2003, respectively, were pledged to secure FHLB advances, reverse repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at June 30, 2004 and December 31, 2003. The Company earned an average dividend of 4.23% on the FHLB stock during the second quarter of 2004.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $55 million at June 30, 2004, a decrease of $80 million from $135 million at December 31, 2003. The decrease is primarily a result of the Company originating a higher percentage of adjustable-rate residential mortgage loans and retaining these loans in its portfolio. Loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Portfolio Loans

Total portfolio loans were $4.36 billion at June 30, 2004, an increase of $199 million from $4.16 billion at December 31, 2003. The increase was due to increases in each of the commercial, residential and installment portfolio loan balances. The commercial portfolio loan balance was $1.55 billion at June 30, 2004, an increase of $32 million from $1.52 billion at December 31, 2003. The increase was concentrated in commercial real estate loans. In addition, the Company closed $28 million in Small Business Administration (SBA) loans during the six months ended June 30, 2004, an increase of 32% over the first six months of 2003.

The residential portfolio loan balance increased $116 million during the first half of 2004. During the first six months of 2004, the Company retained $516 million of mortgage loans originated, 75% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first half of 2004 were $301 million. During the first six months of 2004, the Company also sold $96 million of fixed-rate residential portfolio loans.

The consumer direct installment loan portfolio increased $56.7 million during the first six months of 2004, primarily due to an increase in home equity loans. The consumer indirect installment loan portfolio decreased $5.5 million during the first six months of 2004 due to the anticipated pay-off of these loans.

The following table provides further information regarding the Company’s loan portfolio:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$40,292	1.0%	$38,319	1.0%
Commercial real estate mortgage	1,512,948	34.7	1,482,814	35.6

Total commercial loans	1,553,240	35.7	1,521,133	36.6
Residential real estate mortgages	2,130,310	48.9	2,014,809	48.5
Installment loans	672,730	15.4	621,572	14.9

Total portfolio loans	$4,356,280	100.0%	$4,157,514	100.0%

Credit Quality

The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans and home equity loans). As of June 30, 2004, such loans comprised approximately 98% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

The Company originates primarily conventional mortgage loans secured by residential properties, which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or for conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Non-Performing Assets:
Non-accrual loans:
Commercial	$22,889	$27,666
Residential real estate mortgages	11,476	11,181
Installment	1,070	873

Total non-accrual loans	35,435	39,720
Other real estate owned	3,854	2,718

Total non-performing assets	$39,289	$42,438

Non-performing assets as a percentage of:
Portfolio loans and OREO	.90%	1.02%
Total assets	.69%	.79%
Loans past due 90 days or more and still accruing interest:
Commercial	$—	$—
Residential real estate	—	—
Installment	—	—

Total loans past due 90 days or more	$—	$—

At June 30, 2004, approximately $17.6 million, or .40% of total portfolio loans were 30-89 days delinquent, compared to $28.2 million, or .68%, at December 31, 2003. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of monitoring where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of June 30, 2004, total potential problem loans, excluding those categorized as non-accrual loans, were $29.6 million, or 0.68% of total portfolio loans, compared to $30.8 million, or 0.74% of total portfolio loans at December 31, 2003.

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

During the three months ended June 30, 2004, the Company recorded provision for loan losses of $2.0 million, a decrease of $1.0 million from the second quarter of 2003. The decrease was primarily due to lower net charge-offs during the second quarter of 2004 of $1.5 million compared to same period of 2003.

During the six months ended June 30, 2004, the Company recorded provision for loan losses of $4.5 million, a decrease of $1.5 million from the comparable period in 2003. The decrease in the provision was primarily due to lower net charge-offs during the first half of 2004 of $2.1 million compared to the first half of 2003. In addition, non-performing assets decreased $3.1 million, or 7%, from December 31, 2003.

The following table provides an analysis of the allowance for loan losses:

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Allowance for loan losses:
Balance at January 1	$40,271	$36,077
Loans charged off	(3,754)	(4,681)
Recoveries of loans previously charged off	2,069	873

Net charge-offs	(1,685)	(3,808)
Provision charged to expense	4,500	6,000

Balance at June 30	$43,086	$38,269

Annualized net charge-offs as a percentage of average loans	.08%	.20%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.99%	.97%
Allowance for loan losses as a percentage of non-performing loans	121.59%	133.10%

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. The Company evaluates all commercial loans graded watch, substandard, doubtful and loss for impairment. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. The Company has determined the fair value of commitments to extend credit to be zero. As a result, no liability is recorded for the commitments to extend credit at June 30, 2004 and December 31, 2003. Deferred revenue recorded for standby letters of credit was $81,000 and $189,000 at June 30, 2004 and December 31, 2003, respectively.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
(In thousands)	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$323,368	$296,978
Commitments to fund commercial real estate loans	389,925	306,062
Other unused commitments to extend credit, primarily revolving consumer loans	441,440	421,619
Standby letters of credit	72,240	71,834

LIABILITIES

Total liabilities were $5.33 billion at June 30, 2004, a $345 million, or 7% increase from $4.98 billion at December 31, 2003. This increase was primarily due to increases in total deposits, short-term borrowings and long-term reverse repurchase agreements.

Deposits

Total deposits increased $8.9 million, or 0.3%, to $2.824 billion at June 30, 2004 from $2.815 billion at December 31, 2003. Noninterest bearing deposits increased $38.1 million, or 15%; NOW accounts, savings and money market accounts increased $16.3 million, or 1%; and certificates of deposit decreased $45.5 million, or 3%, from December 31, 2003.

Short-Term Borrowings

Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the six months ended June 30, 2004 and the year ended December 31, 2003, were as follows:

	June 30, 2004			December 31, 2003
			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period
Federal funds purchased	$327,000	$324,915	1.09%	$313,000	$280,745	1.21%
Reverse repurchase agreements	267,668	218,596	0.88	177,745	56,637	0.91
Other short-term borrowings	479	415	0.78	500	339	0.90

Total short-term borrowings	$595,147	$543,926	1.00%	$491,245	$337,721	1.16%

At June 30, 2004 and December 31, 2003, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

Short-Term FHLB Advances

Short-term FHLB advances outstanding at June 30, 2004 and December 31, 2003, were as follows:

	June 30, 2004			December 31, 2003
			Average			Average
	Ending	Average	Rate During	Ending	Average	Rate During
(Dollars in thousands)	Balance	Balance	Period	Balance	Balance	Period
Short-term FHLB advances	$391,000	$246,912	1.27%	$280,000	$266,126	1.38%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances.

Long-term FHLB Advances And Reverse Repurchase Agreements

Long-term FHLB advances and reverse repurchase agreements outstanding at June 30, 2004 and December 31, 2003, were as follows:

	June 30, 2004		December 31, 2003
		Average		Average
	Ending	Rate At	Ending	Rate At
(Dollars in thousands)	Balance	Period-End	Balance	Period-End
Long-term FHLB advances	$1,069,074	5.05%	$1,090,276	5.02%
Long-term reverse repurchase agreements	341,929	2.65	196,450	2.67

Total	$1,411,003	4.47%	$1,286,726	4.66%

Republic Bank routinely utilizes long-term FHLB advances and reverse repurchase agreements to provide funding to reduce the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances.

The long-term reverse repurchase agreements are secured by certain securities with a carrying value of $374.2 million. The increase in the long-term reverse repurchase agreements of $145 million during the first half of 2004 was due to the Company funding approximately 83% of the first quarter purchases of fixed rate investment securities with reverse repurchase agreements to help reduce the interest rate risk associated with the securities purchased. No long-term reverse repurchase agreements were added in the second quarter of 2004.

The long-term FHLB advances and reverse repurchase agreements have original maturities ranging from July 2004 to October 2017.

CAPITAL

Shareholders’ equity was $382.0 million at June 30, 2004, a $12.5 million, or 3%, increase from $369.4 million at December 31, 2003. This increase in shareholders’ equity during the first half of 2004 resulted primarily from net income of $32.7 million and the issuance of shares through the exercise of stock options, warrants and restricted stock of $4.3 million, offset by $12.2 million in cash dividends to shareholders, $889,000 in stock repurchases and a decrease in accumulated other comprehensive income of $11.4 million.

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

As of June 30, 2004, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	June 30,	December 31,
	2004	2003
Total capital to risk-weighted assets(1)	12.92%	12.85%
Tier 1 capital to risk-weighted assets(1)	11.77	11.72
Tier 1 capital to average assets(1)	7.82	8.04

(1) As defined by the regulations.

As of June 30, 2004, the Company’s total risk-based capital was $482 million and Tier 1 risk-based capital was $439 million, an excess of $109 million and $215 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;

•	adverse developments concerning credit quality in our business segments that may result in increases in our provisions for loan losses, nonperforming assets, net charge-offs and reserve for credit losses and could cause our earnings to decline;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and we may not be able to effectively mitigate risk exposures in particular market environments or against particular types of risk;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	the mix of interest rates and maturities of our interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin compression may be greater than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve board;

•	timely development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or other regulatory agencies;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of new litigation or changes in existing litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. Currently, the Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company’s business is subject to many factors beyond its control (see Forward-Looking Statements on previous page), in managing the Company’s assets, liabilities and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company’s press releases and public documents.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2004 the Company’s cumulative one-year gap was a positive 5.58% of total earning assets.

The Company’s current policy is to maintain a mix of asset and liabilities with repricing and maturity characteristics that reflect a moderate amount of short-term interest rate risk based on current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to positive 15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company’s strong retail mortgage banking franchise.

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

As of June 30 2004, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	3.68%	2.23%	1.23%	-1.04%	-2.62%	-11.30%

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

Mortgage Banking Hedging Activities

At June 30, 2004, the Company had outstanding $32 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loans are sold to the investors. To reduce this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and IRLCs at specified future dates to various third parties.

At June 30, 2004, the Company had outstanding mandatory forward commitments to sell $83 million of residential mortgage loans. These mandatory forward commitments covered $55 million of mortgage loans held for sale and $28 million of IRLCs.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. For the quarter ended June 30, 2004, the Company’s hedging policies using mandatory forward commitments, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of SFAS No. 133 on net income was immaterial. The fair value of IRLCs and mandatory forward commitments was also immaterial at June 30, 2004.

Interest Rate Swap Transactions

During the second quarter of 2004, the Company entered into interest rate swap transactions with a total notional amount of $73.3 million as part of its asset/liability management activities and associated management of interest rate risk. Using interest rate swaps, the Company’s interest rate sensitivity is adjusted to maintain a desired interest rate risk profile. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Maximizing hedge effectiveness is the primary consideration in choosing the specific liability to be hedged. The Company’s interest rate swap transactions are used to adjust the interest rate sensitivity of certain long-term fixed-rate FHLB advances and reverse repurchase agreements (interest-bearing liabilities) and will not need to be replaced at maturity, since the corresponding liability will mature along with the interest rate swap.

The interest rate swaps are designated as fair value type hedges. As required by SFAS No. 133, all interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet. The hedging relationship involving the interest-bearing liabilities and the interest rate swaps meet the conditions of SFAS No. 133 to assume no ineffectiveness in the hedging relationship. As a result, changes in the fair value of the interest rate swaps and the interest-bearing instruments off-set with no impact on income.

Interest expense on interest rate swaps used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the designated hedged exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, liabilities carried at historical cost, with interest recorded on an accrual basis.

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at June 30, 2004 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2004	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$—	$—	$—	$36,300	$37,000	$73,300
Fair value gain/(loss)	—	—	—	(463)	(988)	(1,451)
Weighted average:
Receive rate	—%	—%	—%	2.92%	3.24%	3.08%
Pay rate	—	—	—	.83%	1.44%	1.13%

(1) Variable interest rates – which generally are based on the one-month and three-month London interbank offered rates (“LIBOR”) in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 10 of this report.

ITEM 4: Disclosure Controls and Procedures

Internal Controls

The Company maintains a system of internal controls that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with U. S. generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is collected and then processed, summarized and disclosed within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in all material respects..

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

Item 2.	Changes in Securities and Use of Proceeds

Republic Bancorp Inc. shares repurchased during the first half of 2004 were as follows:

	Total	Average	Shares Purchased	Maximum Shares Available
	Shares	Price Paid	as Part of Publicly	to be Purchased
Period	Purchased	Per Share	Announced Plans(1)	Under the Plans(1)
1/1/04 – 1/31/04	8,000	$13.84	8,000	2,199,852
2/1/04 – 2/29/04	57,000	13.65	57,000	2,142,852
3/1/04 – 3/31/04	—	—	—	2,142,852
4/1/04 – 6/30/04	—	—	—	2,142,852

Total	65,000	$13.67	65,000	2,142,852

(1) On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,00 shares and was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. As of June 30, 2004 no shares were available to repurchase under the 2001 Stock Repurchase Program. As of December 31, 2003 there were 7,852 shares available for repurchase under this Program.

On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Stock Repurchase Program. There were 2,142,852 and 2,200,000 shares available for repurchase at June 30, 2004 and December 31, 2003, respectively.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(12)		Computations of ratios of earnings to fixed charges.*

(31	)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(31	)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*

(32	)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32	)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act 0f 2002)*

* Filed herewith

(b)	Reports on Form 8-K

On April 13, 2004, the Company filed a report on Form 8-K reporting that the Company released its first quarter results and held a conference call to discuss the earnings release. The press release was included as an exhibit.

On May 13, 2004, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation on May 12, 2004 to the Philadelphia Securities Association in Philadelphia, Pennsylvania. The slide show presentation was included as an exhibit.

On June 7, 2004, the Company filed a report on Form 8-K reporting that Dana M. Cluckey, Republic Bancorp’s President and Chief Executive Officer, and Thomas F. Menacher, Executive Vice President, Treasurer and Chief Financial Officer, made a presentation on June 2, 2004 at the Howe Barnes Investments, Inc. Community Bank Conference in Chicago, Illinois and on June 3, 2004, Mr. Cluckey and Mr. Menacher made a presentation at the Keefe, Bruyette & Woods Midwestern Bank Conference in Chicago, Illinois. The slide show presentations were included as an exhibit.

On June 18, 2004, the Company filed a report on Form 8-K reporting that on June 18, 2004 the Company announced that its Board of Directors declared an $.11 per share cash dividend to shareholders of record as of September 10, 2004 and payable October 4, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC.
(Registrant)

Date: August 6, 2004	BY:	/s/ Thomas F. Menacher

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