Form 10-Q
period 2004-09-30
REPUBLIC BANCORP INC
filed 2004-11-08
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

Commission File Number:0-15734

REPUBLIC BANCORP INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2604669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 East Main Street, Owosso, Michigan	48867
(Address of principal executive offices)	(Zip Code)

(989) 725-7337
(Registrant's telephone number, including area code)

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
☑Yes    ☐No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑Yes    ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2004:
Common Stock, $5 Par Value Per Share	64,051,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6 - 10

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25 - 26

Item 4.	Disclosure Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURE		29

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$61,070	$63,858
Mortgage loans held for sale	153,875	135,360
Securities available for sale, at market	682,343	607,450
Securities held to maturity, at cost	231,286	156,555
Loans, net of unearned income	4,432,060	4,157,514
Less allowance for loan losses	(44,167)	(40,271)
Net loans	4,387,893	4,117,243
Federal Home Loan Bank stock (at cost)	80,508	80,500
Premises and equipment	26,868	26,928
Bank owned life insurance	111,883	108,330
Other assets	66,784	57,464
Total assets	$5,802,510	$5,353,688

LIABILITIES
Noninterest-bearing deposits	$283,813	$256,265
Interest-bearing deposits:
NOW accounts	201,437	184,217
Savings and money market accounts	1,049,146	1,054,857
Certificates of deposit under $100,000	666,538	678,758
Certificates of deposit $100,000 or greater	769,141	641,172
Total interest-bearing deposits	2,686,262	2,559,004
Total deposits	2,970,075	2,815,269
Federal funds purchased and other short-term borrowings	533,841	491,245
Short-term FHLB advances	403,000	280,000
Long-term FHLB advances and reverse repurchase agreements	1,388,052	1,286,726
Accrued expenses and other liabilities	55,149	61,028
Long-term debt	50,000	50,000
Total liabilities	5,400,117	4,984,268

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 75,000,000 shares authorized; 64,012,000 and 63,527,000, issued and outstanding, respectively	320,058	317,633
Capital surplus	52,367	50,358
Unearned compensation - restricted stock	(3,674)	(1,666)
Retained earnings	34,580	3,893
Accumulated other comprehensive loss	(938)	(798)
Total shareholders’ equity	402,393	369,420
Total liabilities and shareholders’ equity	$5,802,510	$5,353,688

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$61,342	$62,004	$176,636	$187,884
Interest on investment securities and FHLB stock dividends	10,949	4,556	31,466	11,268
Total interest income	72,291	66,560	208,102	199,152

Interest Expense:
Deposits	13,024	13,172	38,728	43,098
Short-term borrowings	3,946	2,365	8,283	5,872
Long-term FHLB advances and reverse repurchase agreements	15,546	13,538	47,090	40,118
Long-term debt	1,075	1,075	3,225	3,264
Total interest expense	33,591	30,150	97,326	92,352
Net interest income	38,700	36,410	110,776	106,800
Provision for loan losses	2,250	3,000	6,750	9,000
Net interest income after provision for loan losses	36,450	33,410	104,026	97,800

Noninterest Income:
Service charges	2,971	2,972	8,673	8,359
Mortgage banking income	4,558	10,567	16,298	30,758
Gain on sale of securities	602	619	1,964	1,499
Gain on sale of SBA loans	1,400	19	2,586	310
Income from bank owned life insurance	1,070	1,432	3,553	4,047
Other noninterest income	248	541	1,107	1,535
Total noninterest income	10,849	16,150	34,181	46,508

Noninterest Expense:
Salaries and employee benefits	14,033	15,847	39,957	46,302
Occupancy expense of premises	2,564	2,542	7,659	7,681
Equipment expense	1,672	1,752	4,998	5,178
Other noninterest expense	5,079	7,106	15,135	19,169
Total noninterest expense	23,348	27,247	67,749	78,330
Income before income taxes	23,951	22,313	70,458	65,978
Provision for income taxes	6,738	6,523	20,578	19,877
Net Income	$17,213	$15,790	$49,880	$46,101

Basic earnings per share	$.27	$.25	$.78	$.73

Diluted earnings per share	$.27	$.25	$.77	$.72

Average common shares outstanding - diluted	64,857	64,085	64,748	64,111

Cash dividends declared per common share	$.11	$.086	$.30	$.241

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30 (In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$49,880	$46,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,770	8,023
Net gains on sale of securities available for sale	(1,964)	(1,499)
Net gains on sale of commercial and residential real estate loans	(4,688)	(3,235)
Proceeds from sale of mortgage loans held for sale	736,793	2,531,599
Origination of mortgage loans held for sale	(755,308)	(2,261,969)
Net increase in other assets	(18,106)	(23,206)
Net decrease in other liabilities	(5,879)	(3,245)
Other, net	3,897	3,136
Total adjustments	(37,485)	249,604
Net cash provided by operating activities	12,395	295,705

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	131,708	54,764
Proceeds from calls and principal payments of securities available for sale	140,715	116,915
Proceeds from principal payments of securities held to maturity	34,832	-
Purchases of securities available for sale	(346,276)	(454,477)
Purchases of securities held to maturity	(109,663)	-
Purchase/additions of bank owned life insurance	-	(16,500)
Proceeds from sale of commercial and residential real estate loans	152,751	122,138
Net increase in loans made to customers	(421,933)	(458,434)
Premises and equipment expenditures	(4,596)	(3,470)
Net cash used in investing activities	(422,462)	(639,064)

Cash Flows From Financing Activities:
Net increase in total deposits	154,806	133,649
Net increase in short-term borrowings	42,596	274,066
Net increase (decrease) in short-term FHLB advances	123,000	(55,000)
Proceeds from long-term FHLB advances and reverse repurchase agreements	146,000	100,000
Payments on long-term FHLB advances	(44,674)	(76,414)
Payments on long-term debt	-	(13,500)
Net proceeds from issuance of common shares	7,416	8,918
Repurchase of common shares	(3,667)	(12,751)
Dividends paid on common shares	(18,198)	(14,668)
Net cash provided by financing activities	407,279	344,300

Net (decrease) increase in cash and cash equivalents	(2,788)	941
Cash and cash equivalents at beginning of period	63,858	75,625
Cash and cash equivalents at end of period	$61,070	$76,566

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the "Company") have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Principles of Consolidation
The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc. and its wholly owned banking subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 required the Company to reclassify its trust preferred securities balance of $50 million as subordinated debt and the dividends paid on its trust preferred securities as interest expense, where in prior periods dividends on trust preferred securities were classified as a component of noninterest expense. All prior periods have been restated to reflect the adoption of FIN 46.

Note 3 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)	2004	2003
Cash paid during the period for:
Interest	$96,355	$90,141
Income taxes	$20,576	$19,624

Non-cash investing activities:
Loan charge-offs	$5,587	$7,182

Note 4 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Net income	$17,213	$15,790	$49,880	$46,101

Unrealized holding gains (losses) on securities, net of tax of $6,428, ($3,393), $613 and ($1,566), respectively	11,603	(6,301)	1,138	(2,909)
Reclassification adjustment for gains included in net income, net of tax of $211, $217, $686 and $525, respectively	(391)	(402)	(1,278)	(974)
Net unrealized gains (losses) on securities, net of tax	11,212	(6,703)	(140)	(3,883)
Comprehensive income	$28,425	$9,087	$49,740	$42,218

Note 5 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Core Deposit Intangible Asset:
Gross carrying amount	$10,475	$10,475
Accumulated amortization	6,639	5,897
Net book value	$3,836	$4,578

Amortization expense on the core deposit intangible asset totaled $247,500 for each of the quarters ended September 30, 2004 and 2003, and $742,500 for the nine months ended September 30, 2004 and 2003. The Company expects core deposit intangible amortization expense to be $990,000, $936,000, $823,000, $823,000 and $663,000 for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$17,213	$15,790	$49,880	$46,101

Denominator for basic earnings per share— weighted-average shares	64,043,896	63,151,515	63,954,190	63,216,658
Effect of dilutive securities:
Stock options	755,088	867,920	734,492	827,531
Warrants	58,142	66,004	58,845	66,697
Dilutive potential common shares	813,230	933,924	793,337	894,228
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	64,857,126	64,085,439	64,747,527	64,110,886

Basic earnings per share	$.27	$.25	$.78	$.73
Diluted earnings per share	$.27	$.25	$.77	$.72

Note 7 - Segment Information
The Company’s operations are managed as three major business segments: (1) commercial banking, (2) retail banking, and (3) mortgage banking and Treasury and Other. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 83 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources and operation costs.

The following table presents the financial results of each business segment for the three and nine months ended September 30, 2004 and 2003.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2004
Net interest income from external customers	$21,910	$(5,794)	$3,545	$19,039	$38,700
Internal funding	(8,562)	30,792	(1,692)	(20,538)	-
Net interest income	13,348	24,998	1,853	(1,499)	38,700
Provision for loan losses	1,062	190	68	930	2,250
Noninterest income	1,649	3,052	5,427	721	10,849
Noninterest expense	2,867	8,489	5,271	6,721	23,348
Income before taxes	11,068	19,371	1,941	(8,429)	23,951
Income taxes	3,732	6,527	679	(4,200)	6,738
Net income	$7,336	$12,844	$1,262	$(4,229)	$17,213

Depreciation and amortization	$29	$724	$454	$1,165	$2,372
Capital expenditures	$9	$137	$35	$858	$1,039
Net identifiable assets (in millions)	$1,534	$2,840	$260	$1,169	$5,803
Return on equity(1)	19.25%	38.05%	37.71%	n/m	17.45%
Return on assets	1.93%	1.81%	1.89%	n/m	1.20%
Efficiency ratio	19.12%	30.26%	72.40%	n/m	47.70%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2003
Net interest income from external customers	$21,538	$(6,997)	$8,889	$12,980	$36,410
Internal funding	(8,282)	32,683	(3,777)	(20,624)	-
Net interest income	13,256	25,686	5,112	(7,644)	36,410
Provision for loan losses	2,370	276	68	286	3,000
Noninterest income	103	3,082	14,953	(1,988)	16,150
Noninterest expense	2,659	8,121	7,857	8,610	27,247
Income before taxes	8,330	20,371	12,140	(18,528)	22,313
Income taxes	2,972	7,268	4,249	(7,966)	6,523
Net income	$5,358	$13,103	$7,891	$(10,562)	$15,790

Depreciation and amortization	$29	$740	$496	$1,008	$2,273
Capital expenditures	$44	$544	$91	$367	$1,046
Net identifiable assets (in millions)	$1,454	$2,784	$572	$350	$5,160
Return on equity(1)	14.77%	39.63%	93.05%	n/m	17.95%
Return on assets	1.48%	1.89%	4.64%	n/m	1.24%
Efficiency ratio	19.90%	28.23%	39.16%	n/m	52.46%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2004
Net interest income from external customers	$63,905	$(18,764)	$11,325	$54,310	$110,776
Internal funding	(25,412)	91,568	(5,098)	(61,058)	-
Net interest income	38,493	72,804	6,227	(6,748)	110,776
Provision for loan losses	2,212	1,105	205	3,228	6,750
Noninterest income	3,266	8,926	18,330	3,659	34,181
Noninterest expense	7,357	23,877	16,320	20,195	67,749
Income before taxes	32,190	56,748	8,032	(26,512)	70,458
Income taxes	11,268	19,862	2,811	(13,363)	20,578
Net income	$20,922	$36,886	$5,221	$(13,149)	$49,880

Depreciation and amortization	$89	$2,192	$1,336	$4,153	$7,770
Capital expenditures	$33	$2,619	$316	$1,628	$4,596
Net identifiable assets (in millions)	$1,534	$2,840	$260	$1,169	$5,803
Return on equity(1)	18.36%	36.69%	49.02%	n/m	17.24%
Return on assets	1.84%	1.75%	2.45%	n/m	1.19%
Efficiency ratio	17.62%	29.21%	66.46%	n/m	47.38%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2003
Net interest income from external customers	$66,993	$(23,578)	$24,770	$38,615	$106,800
Internal funding	(26,582)	101,756	(11,013)	(64,161)	-
Net interest income	40,411	78,178	13,757	(25,546)	106,800
Provision for loan losses	6,932	980	205	883	9,000
Noninterest income	790	8,620	42,113	(5,015)	46,508
Noninterest expense	7,351	23,704	22,568	24,707	78,330
Income before taxes	26,918	62,114	33,097	(56,151)	65,978
Income taxes	9,604	22,161	11,584	(23,472)	19,877
Net income	$17,314	$39,953	$21,513	$(32,679)	$46,101

Depreciation and amortization	$91	$2,252	$1,845	$3,835	$8,023
Capital expenditures	$53	$1,564	$449	$1,404	$3,470
Net identifiable assets (in millions)	$1,454	$2,784	$572	$350	$5,160
Return on equity(1)	15.90%	40.23%	94.04%	n/m	17.77%
Return on assets	1.59%	1.91%	4.70%	n/m	1.26%
Efficiency ratio	17.84%	27.31%	40.39%	n/m	51.60%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	Not meaningful

Note 8 - Stock Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. During 2003 and in the first nine months of 2004, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first nine months of 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2004.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net income (as reported)	$17,213	$15,790	$49,880	$46,101
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	269	214	1,265	1,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(378)	(414)	(1,629)	(1,648)
Net income (pro forma)	$17,104	$15,590	$49,516	$45,473

Basic earnings per share (as reported)	$.27	$.25	$.78	$.73
Basic earnings per share (pro forma)	.27	.25	.77	.72

Diluted earnings per share (as reported)	$.27	$.25	$.77	$.72
Diluted earnings per share (pro forma)	.26	.24	.76	.71

Note 9 - Legal Proceedings
The Company and its Subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended September 30, 2004 of $17.2 million. This compares to net income of $15.8 million for the third quarter of 2003. Diluted earnings per share for the third quarter of 2004 were $.27, up 8% from $.25 earned in 2003. Annualized returns on average assets and average shareholders’ equity for the quarter ended September 30, 2004 were 1.20% and 17.45%, respectively.

Net income for the nine months ended September 30, 2004 was $49.9 million, compared to net income of $46.1 million earned for the same period in 2003. For the nine month period ended September 30, 2004, diluted earnings per share were $.77, an increase of 7% over the $.72 earned in 2003. Annualized returns on average assets and average shareholders’ equity for the first nine months of 2004 were 1.19% and 17.24%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 through 4 on the following four pages, which identify and quantify the components impacting net interest income for the three and nine months ended September 30, 2004 and 2003.

Net interest income, on a fully taxable equivalent (FTE) basis, was $39.7 million for the third quarter of 2004 compared to $37.4 million for the third quarter of 2003, an increase of 6%. The increase was primarily the result of an increase in the Company’s average interest earning assets of $679 million, or 14%, as the average balance of total securities increased $602 million, or 159%, and the average portfolio loan balance increased $438 million, or 11%, during the third quarter of 2004 compared to 2003. A significant portion of the increase in the securities balance was utilized to offset the lower levels of mortgage loans held for sale as the average balance of loans held for sale decreased $361 million to $112 million in the third quarter of 2004 compared to the third quarter of 2003. The increase in the average portfolio loan balance reflects a $73 million, or 5%, increase in average commercial loans, a $263 million, or 14%, increase in average residential real estate mortgage loans and a $103 million, or 17%, increase in average installment loans. Average total interest bearing liabilities increased $637 million for the third quarter of 2004 compared to 2003 due to a $57 million increase in total average interest-bearing deposits, a $218 million increase in average short-term borrowings and a $362 million increase in average long-term FHLB advances and long-term reverse repurchase agreements.

The net interest margin (FTE) was 2.85% for the quarter ended September 30, 2004, a decrease of 21 basis points from 3.06% in 2003. The decrease in the margin was primarily attributable to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities.

For the nine months ended September 30, 2004, net interest income (FTE) was $113.8 million, compared to $109.0 million for the first nine months of 2003, an increase of 4%. The increase was primarily the result of an increase in the Company’s average interest earning assets of $731 million, or 16%. The net interest margin (FTE) for the nine months ended September 30, 2004, declined 30 basis points to 2.81% from 3.11% for the comparable period in 2003. The decrease in the margin was due to the Company’s yield on earning assets decreasing more than the decline in the cost of funds on interest-bearing liabilities.

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(Dollar amounts in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$311	$1	1.54%	$149	$-	0.39%
Mortgage loans held for sale	111,891	1,644	5.88	473,378	6,537	5.52
Securities available for sale (2)	745,826	8,433	4.49	379,558	4,793	5.01
Securities held to maturity	235,899	2,645	4.48	-	-	-
Portfolio loans(1):
Commercial loans	1,544,194	22,075	5.59	1,471,587	21,738	5.78
Residential real estate mortgage loans	2,151,496	28,253	5.25	1,888,933	25,273	5.35
Installment loans	692,354	9,370	5.37	589,833	8,456	5.69
Total loans, net of unearned income	4,388,044	59,698	5.39	3,950,353	55,467	5.56
Federal Home Loan Bank stock	80,701	913	4.49	80,270	800	3.95
Total interest-earning assets	5,562,672	73,334	5.23	4,883,708	67,597	5.49
Allowance for loan losses	(43,760)			(39,003)
Other assets	235,397			249,829
Total assets	$5,754,309			$5,094,534

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$194,630	$151	0.31%	$183,522	$123	0.27%
Savings and money market accounts	1,044,979	3,282	1.25	1,017,166	3,131	1.22
Time deposits	1,362,543	9,591	2.79	1,344,575	9,918	2.93
Total interest-bearing deposits	2,602,152	13,024	1.99	2,545,263	13,172	2.05
Short-term borrowings and FHLB advances	1,006,053	3,946	1.54	788,292	2,365	1.18
Long-term FHLB advances and reverse repurchase agreements	1,391,268	15,546	4.37	1,029,274	13,538	5.15
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,049,473	33,591	2.62	4,412,829	30,150	2.69
Noninterest-bearing deposits	282,032			284,685
Other liabilities	28,135			45,199
Total liabilities	5,359,640			4,742,713
Shareholders’ equity	394,669			351,821
Total liabilities and shareholders’ equity	$5,754,309			$5,094,534

Net interest income/rate spread (FTE)		$39,743	2.61%		$37,447	2.80%
Net interest margin (FTE)			2.85%			3.06%

(1)	Non-accrual loans and overdrafts are included in average balances.
(2)	The FTE adjustment for tax-exempt securities interest income totaled $1.0 million for each of the quarters ended September 30, 2004 and 2003, respectively.

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change
Short-term investments	$1	$-	$1
Mortgage loans held for sale	(5,293)	400	(4,893)
Securities available for sale	4,177	(537)	3,640
Securities held to maturity	2,645	-	2,645
Portfolio loans(1):
Commercial loans	1,041	(704)	337
Residential real estate mortgage loans	3,459	(479)	2,980
Installment loans	1,404	(490)	914
Total loans, net of unearned income	5,904	(1,673)	4,231
Federal Home Loan Bank stock	4	109	113
Total interest income	7,438	(1,701)	5,737

Interest-bearing demand deposits	8	20	28
Savings deposits	80	71	151
Time deposits	135	(462)	(327)
Total interest-bearing deposits	223	(371)	(148)
Short-term borrowings	751	830	1,581
Long-term FHLB advances and reverse repurchase agreements	4,209	(2,201)	2,008
Long-term debt	-	-	-
Total interest expense	5,183	(1,742)	3,441
Net interest income	$2,255	$41	$2,296

(1)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Table 3 - Year-to-date Net Interest Income (FTE)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(Dollar amounts in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$550	$4	0.89%	$237	$2	0.94%
Mortgage loans held for sale	110,790	4,771	5.74	427,742	18,053	5.63
Securities available for sale (2)	721,577	24,234	4.47	280,178	10,511	5.02
Securities held to maturity	220,505	7,469	4.52	-	-	-
Portfolio loans(1):
Commercial loans	1,538,357	64,399	5.50	1,471,271	67,629	6.06
Residential real estate mortgage loans	2,064,937	81,023	5.23	1,819,917	75,801	5.55
Installment loans	659,483	26,443	5.34	586,811	26,401	6.02
Total loans, net of unearned income	4,262,777	171,865	5.35	3,877,999	169,831	5.82
Federal Home Loan Bank stock	80,718	2,822	4.66	79,346	2,955	4.98
Total interest-earning assets	5,396,917	211,165	5.19	4,665,502	201,352	5.74
Allowance for loan losses	(42,434)			(37,842)
Other assets	241,039			236,218
Total assets	$5,595,522			$4,863,878

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$189,920	$406	0.28%	$179,993	$471	0.35%
Savings and money market accounts	1,047,646	9,938	1.26	967,147	10,163	1.40
Time deposits	1,348,229	28,384	2.80	1,401,159	32,464	3.10
Total interest-bearing deposits	2,585,795	38,728	2.00	2,548,299	43,098	2.26
Short-term borrowings and FHLB advances	863,100	8,283	1.26	590,738	5,872	1.31
Long-term FHLB advances and reverse repurchase agreements	1,402,809	47,090	4.41	1,017,857	40,118	5.20
Long-term debt	50,000	3,225	8.60	50,750	3,264	8.58
Total interest-bearing liabilities	4,901,704	97,326	2.62	4,207,644	92,352	2.91
Noninterest-bearing deposits	273,396			269,911
Other liabilities	34,627			40,341
Total liabilities	5,209,727			4,517,896
Shareholders’ equity	385,795			345,982
Total liabilities and shareholders’ equity	$5,595,522			$4,863,878

Net interest income/rate spread (FTE)		$113,839	2.57%		$109,000	2.83%
Net interest margin (FTE)			2.81%			3.11%

(1)	Non-accrual loans and overdrafts are included in average balances.
(2)	The FTE adjustment for tax-exempt securities interest income totaled $3.1 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Table 4 - Year-to-date Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change
Short-term investments	$2	$-	$2
Mortgage loans held for sale	(13,629)	347	(13,282)
Securities available for sale	14,992	(1,269)	13,723
Securities held to maturity	7,469	-	7,469
Portfolio loans(1):
Commercial loans	3,016	(6,246)	(3,230)
Residential real estate mortgage loans	9,773	(4,551)	5,222
Installment loans	3,152	(3,110)	42
Total loans, net of unearned income	15,941	(13,907)	2,034
Federal Home Loan Bank stock	52	(185)	(133)
Total interest income	24,827	(15,014)	9,813

Interest-bearing demand deposits	27	(92)	(65)
Savings deposits	820	(1,045)	(225)
Time deposits	(1,146)	(2,934)	(4,080)
Total interest-bearing deposits	(299)	(4,071)	(4,370)
Short-term borrowings	2,636	(225)	2,411
Long-term FHLB advances and reverse repurchase agreements	13,579	(6,607)	6,972
Long-term debt	(47)	8	(39)
Total interest expense	15,869	(10,895)	4,974
Net interest income	$8,958	$(4,119)	$4,839

(1)	Rate/volume variances are proportionately allocated to rate and volume based on the absolute value of the change in each.

Noninterest Income
Total noninterest income decreased $5.3 million, or 33%, for the quarter ended September 30, 2004, compared to the same period in 2003. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $6.3 million for the quarter ended September 30, 2004, an increase of $708,000, or 13%, over the third quarter of 2003. The increase was due primarily to higher levels of gain on sale of SBA loans. The Company sold $18.3 million of the guaranteed portion of SBA loans during the quarter ended September 30, 2004, resulting in gains of $1.4 million, or a $1.38 million increase over the gain on sale of SBA loans during the third quarter of 2003. During the quarter ended September 30, 2003, the Company sold $267,000 of SBA loans for gains of $19,000.

For the nine months ended September 30, 2004, total noninterest income decreased $12.3 million, or 27%, compared to the same period in 2003. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $17.9 million for the nine months ended September 30, 2004, an increase of $2.1 million, or 14%, over the same period in 2003. This increase was primarily due to higher levels of gain on sale of SBA loans. The Company sold $30.4 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2004, resulting in gains of $2.6 million, or a $2.3 million increase over the gain on sale of SBA loans during the same period in 2003. During the nine months ended September 30, 2003, the Company sold $3.3 million of SBA loans for gains of $310,000. The guaranteed portions of SBA loans are regularly sold to investors.

Mortgage Banking Income
The Company closed $469 million in single-family residential mortgage loans in the third quarter of 2004, a decrease of 61% compared to $1.22 billion closed in the same period last year. During the first nine months of 2004, mortgage loans closing were $1.5 billion, a decrease of 57% compared to $3.52 billion for the comparable period in 2003. Refinancings for the third quarter of 2004 represented 28% of total closings compared to 64% in the third quarter of 2003. During the first nine months of 2004, refinancings represented 40% of total closings compared to 70% for the first nine months of 2003.

For the three months ended September 30, 2004, mortgage banking income decreased $6.0 million, or 57%, to $4.6 million from $10.6 million a year earlier. The decrease is primarily due to lower funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $183 million during the third quarter of 2004 compared to $970 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 3.17% for the third quarter of 2004, compared to 2.12% for the third of quarter 2003.

For the nine months ended September 30, 2004, mortgage banking income decreased $14.5 million, or 47%, compared to the first nine months of 2003. The decrease is primarily due to lower funding levels of loans sold into the secondary market. For the nine months ended September 30, 2004, mortgage loans held for sale fundings totaled $737 million compared to $2.53 billion during the first nine months of 2003. The ratio of mortgage production revenue to mortgage loans held for sale fundings was 2.67% for the first nine months of 2004, compared to 2.03% for the comparable period in 2003.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production income), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production income totaled $5.8 million and $20.5 million for the third quarters of 2004 and 2003, respectively, and $19.7 million and $51.4 million for the nine months ended September 30, 2004 and 2003, respectively. Commissions and incentives were $4.7 million and $13.2 million for the third quarters of 2004 and 2003, respectively, and $13.8 million and $33.6 million for the nine months ended September 30, 2004 and 2003, respectively. The SFAS 91 credit to mortgage banking income totaled $3.1 million and $2.6 million for the third quarters of 2004 and 2003, respectively. The SFAS 91 credit for the nine months ended September 30, 2004 and 2003 totaled $8.3 million and $10.0 million, respectively.

Mortgage banking income also includes gains on sales of mortgage portfolio loans totaling $382,000 and $700,000 for the third quarters of 2004 and 2003, respectively, and $2.1 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively. Mortgage loan portfolio sales totaled $21.4 million and $31.9 million for the third quarters of 2004 and 2003, respectively, and $117.5 million and $115.6 million for the nine months ended September 30, 2004 and 2003, respectively.

During the quarter ended September 30, 2004, the Company had mortgage loan applications of $638 million and at September 30, 2004, the Company’s mortgage loan pipeline of applications in process was $470 million, an increase of 51% over December 31, 2003. The Company estimates that mortgage applications for the quarter ended December 31, 2004 will range from $500 to $600 million, and closings for the quarter ended December 31, 2004 will range from $400 to $450 million.

Noninterest Expense
Total noninterest expense for the quarter ended September 30, 2004 decreased $3.9 million, or 14%, to $23.3 million compared to $27.2 million for the third quarter of 2003. The decrease was primarily due to decreases in salaries and employee benefits of $1.8 million related to lower levels of incentives, temporary services, employee benefits and payroll taxes reflecting significantly lower residential mortgage closing volume for 2004 compared to 2003. The decrease in other noninterest expenses of $2.0 million reflects lower levels of state income taxes, outside services charges and other miscellaneous expenses. Total noninterest expense for the nine months ended September 30, 2004, decreased $10.6 million, or 14%, to $67.7 million compared to $78.3 million in 2003. The decrease was primarily due to decreases in salaries and employee benefits of $6.3 million and other noninterest expenses of $4 million.

BALANCE SHEET ANALYSIS

ASSETS

At September 30, 2004, the Company had $5.80 billion in total assets, an increase of $449 million, or 8%, from $5.35 billion at December 31, 2003. The increase is primarily the result of an increase in the Company’s total portfolio loans, securities available for sale and securities held to maturity.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At September 30, 2004, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $532 million compared to $404.0 million at December 31, 2003. At September 30, 2004, $431.1 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $306.7 million at December 31, 2003.

Investment securities available for sale totaled $682.3 million at September 30, 2004, a $74.9 million increase from $607.5 million at December 31, 2003. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans. The investment securities available for sale portfolio constituted 12% of total assets at September 30, 2004.

Investment securities held to maturity totaled $231.3 million at September 30, 2004, a $74.7 million increase from $156.6 million at December 31, 2003. The increase in investment securities held to maturity was primarily due to the purchase of collateralized mortgage obligations, collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 4% of the Company’s total assets at September 30, 2004.

During the first quarter of 2004, $145 million of long-term reverse repurchase agreements with a weighted average cost of funds of 2.65% and an average term of 3.4 years were utilized to fund approximately 83% of the first quarter purchases of fixed rate investment securities. The reverse repurchase agreements are utilized to reduce the interest rate risk associated with the fixed rate investment securities purchased. During the second and third quarters of 2004, no additional long-term reverse repurchase agreements were utilized.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at September 30, 2004:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$256,240	$76	$284	$256,032
Collateralized mortgage obligations	140,330	603	974	139,959
Mortgage-backed securities	74,112	156	249	74,019
Municipal and other securities	213,104	1,102	1,873	212,333
Total securities available for sale	$683,786	$1,937	$3,380	$682,343

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$212,755	$476	$1,855	$211,376
Mortgage-backed securities	18,531	38	29	18,540
Total securities held to maturity	$231,286	$514	$1,884	$229,916

Investment Securities (continued)
At September 30, 2004, all of the unrealized losses in the securities portfolio were comprised of securities guaranteed by U.S. Government agencies, investment grade municipalities and private label securities rated "AAA" by the major rating agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the low inherent credit risk associated with these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery. No securities were sold during the third quarter of 2004 that were in a loss position. The Company believes that the unrealized losses in the previous table are temporary.

Certain securities having a carrying value of $551.7 million and $418.4 million at September 30, 2004 and December 31, 2003, respectively, were pledged to secure FHLB advances, reverse repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at September 30, 2004 and December 31, 2003. The Company earned an average dividend of 4.49% on the FHLB stock during the third quarter of 2004.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $154 million at September 30, 2004, an increase of $19 million from $135 million at December 31, 2003. Loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Portfolio Loans
Total portfolio loans were $4.43 billion at September 30, 2004, an increase of $275 million from $4.16 billion at December 31, 2003. The increase was due to increases in each of the commercial, residential and installment portfolio loan balances. The commercial portfolio loan balance was $1.56 billion at September 30, 2004, an increase of $34 million from $1.52 billion at December 31, 2003. The increase was concentrated in commercial real estate loans. In addition, the Company closed $40 million in Small Business Administration (SBA) loans during the nine months ended September 30, 2004, an increase of 30% over the first nine months of 2003.

The residential portfolio loan balance increased $146 million during the first nine months of 2004. During the first nine months of 2004, the Company retained $761 million of mortgage loans originated, 75% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first nine months of 2004 were $409 million. During the first nine months of 2004, the Company also sold $120 million of fixed-rate residential portfolio loans. During the third quarter of 2004, the Company also transferred $86 million of fixed-rate and intermediate adjustable-rate residential loans to mortgage loans held for sale at the lower of cost or market. The loans have been committed for sale during the fourth quarter of 2004 as a result of the loans being subject to a high likelihood of refinance risk.

The consumer direct installment loan portfolio increased $101 million during the first nine months of 2004, primarily due to an increase in home equity loans. The consumer indirect installment loan portfolio decreased $7 million during the first nine months of 2004 due to the anticipated pay-off of these loans.

The following table provides further information regarding the Company’s loan portfolio:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$37,712	0.9%	$38,319	1.0%
Commercial real estate mortgage	1,517,746	34.2	1,482,814	35.6
Total commercial loans	1,555,458	35.1	1,521,133	36.6
Residential real estate mortgages	2,160,835	48.8	2,014,809	48.5
Installment loans	715,767	16.1	621,572	14.9
Total portfolio loans	$4,432,060	100.0%	$4,157,514	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of September 30, 2004, such loans comprised approximately 98% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Non-Performing Assets:
Non-accrual loans:
Commercial	$23,456	$27,666
Residential real estate mortgages	10,330	11,181
Installment	1,071	873
Total non-accrual loans	34,857	39,720
Other real estate owned	4,161	2,718
Total non-performing assets	$39,018	$42,438

Non-performing assets as a percentage of:
Portfolio loans and OREO	.88%	1.02%
Total assets	.67%	.79%

Loans past due 90 days or more and still accruing interest:
Commercial	$-	$-
Residential real estate	-	-
Installment	-	-
Total loans past due 90 days or more	$-	$-

At September 30, 2004, approximately $21.2 million, or .48% of total portfolio loans were 30-89 days delinquent, compared to $28.2 million, or .68%, at December 31, 2003. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of monitoring where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of September 30, 2004, total potential problem loans, excluding those categorized as non-accrual loans, were $41.6 million, or 0.94% of total portfolio loans, compared to $30.8 million, or 0.74% of total portfolio loans at December 31, 2003.

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

During the three months ended September 30, 2004, the Company recorded provision for loan losses of $2.25 million, a decrease of $750,000 from the third quarter of 2003. The decrease was primarily due to lower net charge-offs of $888,000 during the third quarter of 2004 compared to same period of 2003.

During the nine months ended September 30, 2004, the Company recorded provision for loan losses of $6.75 million, a decrease of $2.25 million from the comparable period in 2003. The decrease in the provision was primarily due to lower net charge-offs of $3.0 million during the first nine months of 2004 compared to the first nine months of 2003. In addition, non-performing assets decreased $3.4 million, or 8%, from December 31, 2003.

The following table provides an analysis of the allowance for loan losses:
	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Allowance for loan losses:
Balance at January 1	$40,271	$36,077
Loans charged off	(5,587)	(7,182)
Recoveries of loans previously charged off	2,733	1,317
Net charge-offs	(2,854)	(5,865)
Provision charged to expense	6,750	9,000
Balance at September 30	$44,167	$39,212

Annualized net charge-offs as a percentage of average loans	.09%	.18%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	1.00%	.98%
Allowance for loan losses as a percentage of non-performing loans	126.71%	107.74%

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. The Company evaluates all commercial loans graded watch, substandard, doubtful and loss for impairment. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. Consequently, those impaired loans not requiring a specific allocated allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. The Company has determined the fair value of commitments to extend credit to be zero. As a result, no liability is recorded for the commitments to extend credit at September 30, 2004 and December 31, 2003. Deferred revenue recorded for standby letters of credit was $274,725 and $189,000 at September 30, 2004 and December 31, 2003, respectively.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at September 30, 2004 and December 31, 2003.

(In thousands)	September 30, 2004	December 31, 2003
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$329,901	$296,978
Commitments to fund commercial real estate loans	377,684	306,062
Other unused commitments to extend credit, primarily revolving
consumer loans	418,890	421,619
Standby letters of credit	105,836	71,834

LIABILITIES

Total liabilities were $5.40 billion at September 30, 2004, a $416 million, or 8% increase from $4.98 billion at December 31, 2003. This increase was primarily due to increases in total deposits, federal funds purchased and long-term reverse repurchase agreements.

Deposits
Total deposits increased $155 million, or 5%, to $2.97 billion at September 30, 2004 from $2.82 billion at December 31, 2003. Noninterest bearing deposits increased $27.5 million, or 11%; NOW accounts, savings and money market accounts increased $11.5 million, or 1%; and certificates of deposit increased $115.7 million, or 9%, from December 31, 2003.

Short-Term Borrowings
Short-term borrowings with maturities of less than one year, along with the related average balances and interest rates for the nine months ended September 30, 2004 and the year ended December 31, 2003, were as follows:

	September 30, 2004			December 31, 2003
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Federal funds purchased	$360,000	$333,002	1.24%	$313,000	$280,745	1.21%
Reverse repurchase agreements	173,300	227,506	1.00	177,745	56,637	0.91
Other short-term borrowings	541	355	0.83	500	339	0.90
Total short-term borrowings	$533,841	$560,863	1.14%	$491,245	$337,721	1.16%

At September 30, 2004 and December 31, 2003, other short-term borrowings consisted of treasury, tax and loan (TT&L) demand notes.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at September 30, 2004 and December 31, 2003, were as follows:

	September 30, 2004			December 31, 2003
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Short-term FHLB advances	$403,000	$302,237	1.49%	$280,000	$266,126	1.38%

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

Long-term FHLB Advances And Reverse Repurchase Agreements
Long-term FHLB advances and reverse repurchase agreements outstanding at September 30, 2004 and December 31, 2003, were as follows:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Period-End
Long-term FHLB advances	$1,045,769	5.08%	$1,090,276	5.02%
Long-term reverse repurchase agreements	342,283	2.65	196,450	2.67
Total	$1,388,052	4.48%	$1,286,726	4.66%

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

The long-term reverse repurchase agreements are secured by certain securities with a carrying value of $366.3 million. The increase in the long-term reverse repurchase agreements of $146 million during the first nine months of 2004 was due to the Company funding approximately 83% of the first quarter purchases of fixed rate investment securities with reverse repurchase agreements to help reduce the interest rate risk associated with the securities purchased. No long-term reverse repurchase agreements were added in the second or third quarters of 2004.

The long-term FHLB advances and reverse repurchase agreements have original maturities ranging from March 2005 to October 2017.

CAPITAL
Shareholders’ equity was $402.4 million at September 30, 2004, a $33.0 million, or 9%, increase from $369.4 million at December 31, 2003. This increase in shareholders’ equity during the first nine months of 2004 resulted primarily from net income of $49.9 million and the issuance of shares through the exercise of stock options, warrants and restricted stock of $6.1 million, offset by $19.2 million in cash dividends to shareholders, $3.7 million in stock repurchases and a decrease in accumulated other comprehensive income of $140,000.

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

As of September 30, 2004, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	September 30, 2004	December 31, 2003
Total capital to risk-weighted assets (1)	12.82%	12.85%
Tier 1 capital to risk-weighted assets (1)	11.67	11.72
Tier 1 capital to average assets (1)	7.80	8.04

(1)	As defined by the regulations.

As of September 30, 2004, the Company’s total risk-based capital was $492 million and Tier 1 risk-based capital was $448 million, an excess of $108 million and $218 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

FORWARD-LOOKING STATEMENTS

From time to time, the Company may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words "appropriate," "believes," "considers," "expects," "plans," "anticipates," "estimates," "seeks," "intends," "outlook," "forecast," "target," "project," "assume," "achievable," "potential," "strategy," "goal," "trends," and variations of such words and similar expressions we are making forward-looking statements.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2004 the Company’s cumulative one-year gap was a positive 9.88% of total earning assets.

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

As of September 30, 2004, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	3.51%	2.16%	1.20%	-1.93%	-5.20%	-12.50%

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

Mortgage Banking Hedging Activities
At September 30, 2004, the Company had outstanding $65 million of commitments to fund residential real estate loan applications with agreed-upon rates ("Interest Rate Lock Commitments" or "IRLCs"). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes the Company to interest rate risk during the period from application to when the loans are sold to the investors. To reduce this exposure to interest rate risk, the Company enters into firm commitments to sell such mortgage loans and IRLCs at specified future dates to various third parties.

At September 30, 2004, the Company had outstanding mandatory forward commitments to sell $198 million of residential mortgage loans. These mandatory forward commitments covered $142 million of mortgage loans held for sale and $55 million of IRLCs.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. For the quarter ended September 30, 2004, the Company’s hedging policies using mandatory forward commitments, as they relate to IRLCs and mortgage loans held for sale, were highly effective. Therefore, the impact of SFAS No. 133 on net income was immaterial. The fair value of IRLCs and mandatory forward commitments was also immaterial at September 30, 2004.

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

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at September 30, 2004 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2004	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	-	53	(379)	(326)
Weighted average:
Receive rate	-%	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	-	1.34%	1.96%	1.65%

(1)	Variable interest rates - which generally are based on the one-month and three-month London interbank offered rates ("LIBOR") in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11 of this report.

ITEM 4:	Disclosure Controls and Procedures

Internal Controls
The Company maintains a system of internal controls over financial reporting that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with U. S. generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s internal controls over financial reporting as of the end of the period covered by this report (the "Evaluation Date"). There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Disclosure Controls And Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is recorded and then processed, summarized and disclosed within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective, in all material respects, in providing reasonable assurance that the information required to be disclosed in the reports the Company files with the SEC is accumulated and communicated to the Company’s management to allow timely decisions regarding disclosure in the Company’s filings with the SEC.

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings
The Company and its subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company’s financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Republic Bancorp Inc. shares repurchased during the first nine months of 2004 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
1/1/04 - 1/31/04	8,000	$13.84	8,000	2,199,852
2/1/04 - 2/29/04	57,000	13.65	57,000	2,142,852
3/1/04 - 3/31/04	-	-	-	2,142,852
4/1/04 - 4/30/04	-	-	-	2,142,852
5/1/04 - 5/31/04	-	-	-	2,142,852
6/1/04 - 6/30/04	-	-	-	2,142,852
7/1/04 - 7/31/04	45,000	14.07	45,000	2,097,852
8/1/04 - 8/31/04	55,000	14.34	55,000	2,042,852
9/1/04 - 9/30/04	90,000	15.07	90,000	1,952,852
Total	255,000	$14.38	255,000	1,952,852

(1) On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,00 shares and was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. As of September 30, 2004 no shares were available to repurchase under the 2001 Stock Repurchase Program. As of December 31, 2003 there were 7,852 shares available for repurchase under this Program.
On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Stock Repurchase Program. There were 1,952,852 and 2,200,000 shares available for repurchase at September 30, 2004 and December 31, 2003, respectively.

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
On July 14, 2004, the Company filed a report on Form 8-K reporting that the Company released its second quarter results and held a conference call to discuss the earnings release. The press release was included as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC.
(Registrant)

Date: November 8, 2004	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

