Form 10-K
period 2004-12-31
REPUBLIC BANCORP INC
filed 2005-03-15
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Common Stock, $5.00 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒  No ☐

The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on June 30, 2004 of $12.64, was $890.1 million.

Number of shares of Registrant's common stock outstanding as of March 8, 2005: 70,480,788.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General Description

Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Through its wholly-owned subsidiary, Republic Bank, a Michigan banking corporation, the Company provides commercial, retail and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service commercial bank and operates 95 offices and 90 ATMs in 7 market areas in Michigan, the greater Cleveland, Ohio area and Indianapolis, Indiana. In addition, Republic Bank operates a loan production office in Massachusetts.

Republic Bank has three wholly owned subsidiaries; Quincy Investment Services, Inc., a licensed insurance agency that could provide investment and insurance services, Republic Bank Real Estate Finance, LLC, a Michigan limited liability company and Republic Management Company, Inc., a Michigan corporation, which were formed to hold certain commercial and residential real estate loans. Quincy Investment Services, Inc. is inactive.

In October 2001, the Company formed Republic Capital Trust I, a Delaware business trust, for the purpose of issuing $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference $25 per preferred security). The preferred securities trade on The NASDAQ Stock Market® under the symbol "RBNCP".

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section on the Company's website at www.republicbancorp.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Segments

The Company engages in three lines of business—Commercial Banking, Retail Banking and Mortgage Banking. See Note 22 to the Consolidated Financial Statements for financial information concerning the Company's business segments.

Commercial Banking

Republic Bank provides traditional commercial banking products and services to small- and medium-sized businesses in Michigan, Ohio and Indiana. Products and services offered include commercial and small business loans, other types of installment loans and commercial products and deposit services. Lending activity at Republic Bank is primarily focused on real estate-secured lending (e.g., fixed and variable rate commercial real estate mortgage loans and commercial real estate construction loans) to small- and medium-sized businesses. In addition, emphasis is placed on loans that are government guaranteed or insured, such as SBA loans and United States Department of Agriculture (USDA) loans. Commercial loans are typically secured by the customer's assets, (primarily real estate and generally at a 75% or less loan-to-value ratio) and by personal guarantees. Management believes that the Company's historically low net charge-offs are reflective of its emphasis on real estate-secured lending and adherence to conservative underwriting standards.

Retail Banking

Republic Bank provides traditional retail banking products and services to consumers at 82 offices in Michigan and Ohio. Products and services offered include home equity loans and lines of credit, other types of installment loans, and demand, savings and time deposit accounts. Republic Bank targets consumers interested in receiving personalized banking service. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2004, retail deposits comprised 81% of total deposits.

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

Mortgage Loan Production

Retail residential mortgage loans are originated by the Company's own sales staff at retail mortgage loan production offices and retail banking offices located in Michigan, Ohio and Indiana and a loan production office located in Massachusetts. Retail loan production offices are responsible for processing loan applications received and preparing loan documentation. Loan applications are then evaluated by utilizing a combination of proprietary automated underwriting systems developed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and the underwriting department for compliance with the Company's underwriting criteria, including loan-to-value ratios, borrower qualifications and required insurance.

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

The Company's residential mortgage origination business during 2004 was funded primarily with Republic Bank's retail deposits and short-term borrowings, including federal funds purchased, short-term security repurchase agreements and Federal Home Loan Bank (FHLB) advances. A significant portion of mortgage loans originated are generally sold within a period of 30 to 60 days after closing. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

Consistent with the Company's strategy for managing its interest rate risk, the majority of long-term fixed rate mortgages originated are typically securitized and sold, or sold directly to secondary market investors. During 2004, a majority of the variable rate mortgages originated by Republic Bank were retained in its loan portfolio. Such loans may be securitized at a later date and at that time would either be sold or held as securities available for sale.

Mortgage Loan Servicing for Others

The mortgage loan servicing function involves the administration of loans; collection and remittance of loan payments; receipt of escrow funds for payment of taxes and insurance; counseling of delinquent mortgagors; and supervision of foreclosures and property dispositions in the event of unremedied defaults.

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

The principal factors of competition in the markets for deposits and loans are price (interest rates paid and/or fees charged) and customer service. Republic Bank competes for deposits by offering depositors a variety of checking and savings accounts, time deposits, convenient office locations and personalized customer service. The Company competes for loans through the efficiency and quality of the services it provides to borrowers, real estate brokers and home builders. The Company seeks to compete for loans primarily on the basis of customer service, including prompt underwriting decisions and funding of loans, and by offering a variety of loan programs as well as competitive interest rates.

Employees

As of February 28, 2005, the Company and its subsidiaries had 1,114 full-time equivalent employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Principal Sources of Revenue

The principal sources of revenue for the Company are interest income from interest and fees on loans and investment securities as well as mortgage banking income. Interest income totaled $282.4 million in 2004, an increase of 6% from $265.7 million in 2003 and down 1% from $284.7 million in 2002. In 2004, interest income accounted for 86% of total revenues, compared to 81% and 84% of total revenues in 2003 and 2002, respectively. Mortgage banking income, the largest component of noninterest income, totaled $22.7 million in 2004, a decrease of 42% from $39.0 million in 2003 and down 33% from $34.1 million in 2002. Mortgage banking income represented 7% of total revenues in 2004, compared to 12% in 2003 and 10% in 2002.

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

The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. During 2003, the Federal Reserve Board maintained interest rates at historically low levels. During 2004, the Federal Reserve raised the federal funds target rate by 125 basis points. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. Other economic controls also have affected the Company's operations in the past. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

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

Republic Bank is chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services ("OFIS"). As an insured bank chartered by state regulatory authorities, Republic Bank is also regulated by the Federal Deposit Insurance Company ("FDIC").

The Company is a legal entity separate and distinct from its bank subsidiary. Most of the Company's revenue results from interest earned on deposits maintained at Republic Bank and from management fees and dividends paid to it by Republic Bank. There are statutory and regulatory requirements applicable to the payment of dividends by Republic Bank to the Company as well as by the Company to its shareholders.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its subsidiaries and to commit resources to support them. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Company would not otherwise be required to provide it.

Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), among other things: (i) permits bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits, (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years, (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity, and (d) applicable anti-trust laws; (ii) authorizes interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers, subject to the provisions noted above in (i) and to any state laws that "opt-out" of the provision entirely); and (iii) authorizes states to enact legislation permitting interstate de novo branching.
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

Dividends and Affiliate Transactions

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

These regulations and restrictions may limit the Company's ability to obtain funds from its subsidiary for its cash needs, including funds for acquisitions, payment of dividends and interest, and the payment of operating expenses.

Financial and other transactions between Republic Bank and the Company or any Company affiliate are also limited under applicable federal law. Among other things, Republic Bank may not lend funds to, or otherwise extend credit to or for the benefit of, the Company or Company affiliates, except on specified types and amounts of collateral and other terms required by federal law. In addition, the Federal Reserve Board has authority to define and limit, from time to time, the transactions between banks and their affiliates. Under the Federal Reserve Board’s Regulation W, which became effective April 1, 2003, additional limitations are imposed on transactions in which Republic Bank may engage with the Company or Company affiliates.

USA Patriot Act

Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") requires each financial institution to implement additional policies and procedures with respect to: money laundering, suspicious activities and currency transaction reporting, and currency crimes. The USA Patriot Act also contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Gramm-Leach-Bliley

Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), provides some new consumer protections with respect to privacy issues and ATM usage fees, and broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Great Depression that separated banks and securities firms. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies. A bank holding company may qualify as a financial holding company and thereby offer an expanded range of financial oriented products and services. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities and reaffirms that insurance activities are not to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. The Company currently does not intend to apply for financial bank holding company status.

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

FIRREA

Banking statutes, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 ("FIRREA") and FDICIA (described below), have broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the FDIC is liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

Regulations establishing the specific capital tiers provide that an institution is well capitalized if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and is not subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the Company and Republic Bank are considered to be well capitalized as of December 31, 2004.

FDICIA directed each federal banking agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation and other standards as they deem appropriate. The "Interagency Guidelines Establishing Standards for Safety and Soundness" describing such systems and controls were issued jointly by the agencies on August 9, 1995.

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

Mortgage Banking Activities

The Company's banking subsidiary, Republic Bank, is engaged in the business of originating and selling mortgage loans secured by residential real estate. In the origination of mortgage loans, Republic Bank is subject to state usury and licensing laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of such entities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

As a seller of mortgage loans, the Company's banking subsidiary is a participant in the secondary mortgage market with some or all of the following: private investors, Fannie Mae, GNMA, Freddie Mac, VA and FHA. In its dealings with these agencies, Republic Bank is subject to various eligibility requirements prescribed by the agencies, including but not limited to net worth, quality control, bonding, financial reporting and compliance reporting requirements. The mortgage loans that they originate are subject to agency-prescribed procedures, including, without limitation, inspection and appraisal of properties, maximum loan-to-value ratios, and obtaining credit reports on prospective borrowers. On some types of loans, the agencies prescribe maximum loan amounts, interest rates and fees. When selling mortgage loans to Fannie Mae, Freddie Mac, GNMA, VA, FHA and private investors, Republic Bank typically represents and warrants that all such mortgage loans sold by them conform to their requirements in all material respects. If any mortgage loans sold are found to be non-conforming mortgage loans, then the purchaser may require Republic Bank to repurchase the non-conforming mortgage loans. Additionally, Fannie Mae, Freddie Mac, GNMA, VA, FHA and private investors may require Republic Bank to indemnify them against all losses arising from Republic Bank’s failure to perform its contractual obligations under the applicable selling contract. Certain provisions of the Housing and Community Development Act of 1992, and regulations adopted thereunder may affect the operations and programs of Fannie Mae and Freddie Mac.

Regulation of Proposed Acquisitions

In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank holding company, requires the prior written approval of the Federal Reserve Board under the BHC Act. In acting on such applications, the Federal Reserve Board considers various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources and record of performance under the Community Reinvestment Act.

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

Each of the foregoing types of applications is subject to public notice and comment procedures and, in many cases, to prior notice and/or approval of Federal and State bank regulatory authorities. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a financial institution is required to help meet the credit needs of its entire community, including low-income and moderate-income areas. Republic Bank's CRA rating is determined by evaluation of its lending, service and investment performance. The Federal banking agencies may take CRA compliance into account in an agency's review of applications for mergers, acquisitions, and to establish branches or facilities. Republic Bank received a “Satisfactory” rating in its most recent CRA examination.

Forward-Looking Statements

From time to time, we may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words "appropriate," "believes," "considers," "expects," "plans," "anticipates," "estimates," "seeks," "intends," "outlook," "forecast," "target," "project," "assume," "achievable," "potential," "strategy," "goal," "trends" and variations of such words and other similar expressions, we are making forward-looking statements. Our disclosures on pages 31-33 appearing under "Market Risk Management" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, or in our filings with the SEC (which are accessible on the SEC's website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;
•
adverse developments concerning credit quality in our business segments that may result in increases in our provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses and could cause earnings to decline;

•
instruments, systems and strategies that are used to hedge or otherwise manage our exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and we may not be able to effectively mitigate risk exposures in particular market environments or against particular types of risk;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;
•	the mix of interest rates and maturities of our interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;
•	interest rate margin compression may be greater than expected;
•	adverse changes in the securities markets;
•	legislative or regulatory changes or actions that adversely affect our business;
•	the ability to enter new markets successfully and capitalize on growth opportunities;
•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	timely development of and acceptance of new products and services;
•	changes in consumer spending, borrowing and savings habits;
•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or other regulatory agencies;
•	changes in our organization, compensation and benefit plans;
•	costs and effects of new litigation or changes in existing litigation and unexpected or adverse outcomes in such litigation; and
•	our success in managing the foregoing factors and the risks associated with or inherent in the foregoing.

The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. At December 31, 2004, the Company had 95 commercial, retail, and mortgage banking offices in Michigan, Ohio and Indiana, of which 37 were owned and 58 were leased. Additionally, the Company leases a loan production office in Massachusetts. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 to the Consolidated Financial Statements included under Item 8 of this document for further information on our properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiary are parties to litigation and claims arising in the normal course of their activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the aggregate liability, if any, resulting from such matters would not have a material adverse effect on the Company's consolidated financial condition. See Note 20 to the Consolidated Financial Statements included in Item 8 of this document.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Dividends and Market Price Summary

	Dividends	Common Stock
	Declared	Price Range (1)
	Per Share (1)	High	Low
2004
Fourth quarter	$0.110	$16.280	$13.864
Third quarter	0.100	14.636	12.264
Second quarter	0.087	12.909	11.409
First quarter	0.086	12.864	12.073

Year	$0.383	$16.280	$11.409
2003
Fourth quarter	$0.086	$12.864	$10.967
Third quarter	0.079	11.777	10.248
Second quarter	0.070	11.331	9.463
First quarter	0.070	10.554	9.438

Year	$0.305	$12.864	$9.438

(1)	Dividends and market price data have been restated to reflect the issuance of stock dividends.

The Company's common stock is traded on The NASDAQ Stock Market® under the symbol RBNC. There were approximately 28,000 shareholders of the Company's common stock as of March 8, 2005. See also the response to Item 12 of this report.

For information regarding securities authorized for issuance under our equity compensation plans, see page 60 of this Form 10-K and the disclosures under “Stock-Based Compensation Plan Summary Information” in Note 16 to the Consolidated Financial Statements included in Item 8 of this document (which information and disclosures are incorporated herein by this reference).

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  (Continued)

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Republic Bancorp Inc. shares repurchased during 2004 were as follows:

			Shares	Maximum
			Purchased as	Shares
			Part of	Available to be
			Publicly	Purchased
	Total Shares	Average Price	Announced	Under the
Period	Purchased	Paid Per Share	Plans (1)	Plans (1)
01/01/04 - 01/31/04	8,000	$13.84	8,000	2,419,852
02/01/04 - 02/29/04	57,000	13.65	57,000	2,362,852
03/01/04 - 03/31/04	-	-	-	2,362,852
04/01/04 - 04/30/04	-	-	-	2,362,852
05/01/04 - 05/31/04	-	-	-	2,362,852
06/01/04 - 06/30/04	-	-	-	2,362,852
07/01/04 - 07/31/04	45,000	14.07	45,000	2,317,852
08/01/04 - 08/31/04	55,000	14.34	55,000	2,262,852
09/01/04 - 09/30/04	90,000	15.07	90,000	2,172,852
10/01/04 - 10/31/04	40,000	15.36	40,000	2,132,852
11/01/04 - 11/30/04	112,500	15.52	112,500	2,020,352
12/01/04 - 12/31/04	120,000	15.46	120,000	1,900,352
Total	527,500	$14.94	527,500	1,900,352

(1)
On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,000 shares and was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. As of December 31, 2004, no shares were available to repurchase under the 2001 Stock Repurchase Program. As of December 31, 2003 there were 7,852 shares available for repurchase under this Program.

On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Stock Repurchase Program and there were 1,900,352 and 2,420,000 shares available for repurchase at December 31, 2004 and December 31, 2003, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2004	2003	2002	2001	2000

Earnings Summary (In thousands)
Interest income	$282,379	$265,680	$284,704	$333,376	$348,328
Interest expense	132,529	123,183	142,852	193,422	216,403
Net interest income	149,850	142,497	141,852	139,954	131,925
Provision for loan losses	8,500	12,000	16,000	8,700	6,500
Mortgage banking revenue	22,739	38,976	34,132	46,808	55,720
Other noninterest income	24,580	21,803	21,895	24,576	15,118
Noninterest expense	94,075	104,654	100,515	132,213	127,641
Net income	66,684	60,726	56,677	47,910	45,677

Per Common Share(1)
Basic earnings	$.95	$.87	$.81	$.66	$.63
Diluted earnings	.94	.86	.79	.65	.63
Cash dividends declared	.38	.31	.26	.24	.22
Book value (year-end)	5.82	5.29	4.79	4.31	4.07
Closing price of common stock (year-end)	15.28	12.26	9.73	10.41	7.39
Dividend payout ratio	41%	35%	33%	34%	35%

Operating Data (In millions)
Loan closings:
Residential mortgage loans	$1,957	$4,041	$3,928	$5,340	$3,852
Commercial loans	564	442	493	490	531
SBA loans	53	47	42	34	32
Consumer loans	498	508	486	438	424
Mortgage loan servicing portfolio (year-end)	353	232	307	189	2,229

Year-End Balances (In millions)
Total assets	$5,714	$5,354	$4,778	$4,741	$4,611
Total earning assets	5,493	5,137	4,567	4,573	4,375
Mortgage loans held for sale	105	135	661	748	385
Total portfolio loans	4,464	4,158	3,657	3,458	3,772
Total deposits	3,046	2,815	2,788	2,753	2,729
Total short-term borrowings, security repurchase
agreements and FHLB advances	2,144	2,058	1,517	1,477	1,385
Long-term debt	50	50	64	92	76
Shareholders' equity	410	369	333	305	295

Ratios
Return on average assets	1.18%	1.23%	1.24%	1.04%	1.02%
Return on average equity	17.03	17.33	17.52	15.76	16.28
Net interest margin (2)	2.83	3.07	3.31	3.24	3.08
Net loan charge-offs to average total loans	.10	.20	.25	.22	.14
Allowance for loan losses as a percentage
of year-end portfolio loans	.94	.97	.99	.84	.75
Non-performing assets as a percentage
of year-end total assets	.59	.79	.89	.66	.56
Efficiency ratio (3)	47.34	51.23	51.29	62.04	62.96
Net interest income to operating expenses	159.29	136.16	141.13	105.85	103.36
Average shareholders' equity to average assets	6.95	7.09	7.10	6.63	6.26
Tier 1 risk-based capital	11.87	11.72	11.18	11.43	9.50
Total risk-based capital	12.96	12.85	12.26	12.31	10.38
Tier 1 leverage	7.94	8.04	7.81	8.34	6.82

(1)	All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.
(2)	Net interest income (FTE) expressed as a percentage of average interest-earnings assets.
(3)	Total noninterest expense divided by total revenue (FTE), excluding gains or losses on sale of securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's 2004 results of operations reflected the following trends in earnings:

•	Net interest income increased $7.4 million for the year ended December 31, 2004 compared to 2003, primarily due to an increase in interest earning assets offset by a decrease in net interest margin.

•
Net interest margin was 2.83% in 2004 compared to 3.07% in 2003. The decrease in the net interest margin during 2004 was due to the Company's yield on interest-earning assets declining during the year more than the decrease in the cost of funds on interest-bearing liabilities.

•	The commercial loan portfolio balance grew $54.2 million, or 4% over 2003 to $1.58 billion after increasing 4% in 2003.

•
The residential loan portfolio grew $137.9 million, or 7% over 2003 to $2.15 billion after increasing 26% in 2003, as the Company’s retention of fixed and variable-rate portfolio single-family residential mortgages more than offset pay-offs of loans.

•
The direct consumer loan portfolio grew $122.7 million, or 20% over 2003 to $731 million after increasing 9% in 2003, reflecting continued success of specifically targeted sales and marketing efforts in home equity lending.

•	Mortgage banking income decreased 42% during 2004 following an increase of 14% in 2003. The decrease was primarily due to lower funding levels of loans sold into the secondary market.

Shareholders' equity totaled $409.6 million at December 31, 2004. Market capitalization, which is computed by multiplying the number of shares outstanding (70.4 million) by the closing price of the Company's common stock at year-end ($15.28), was $1.1 billion at December 31, 2004. Our capital ratios remain in excess of regulatory requirements for a well-capitalized financial institution.

Business Segments

   The Company's operations are managed as three major business segments: (1) commercial banking, (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by branch management, personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and in a limited capacity, mortgage loan servicing for others. Mortgage loan production is conducted in all offices of Republic Bank. See Note 22 to the Consolidated Financial Statements for further information concerning the Company's business segments.

Commercial and Retail Banking

The remaining disclosures and analyses within this Management's Discussion and Analysis of the Company's financial condition and results of operations relate principally to the commercial and retail banking segments. The results of operations of the mortgage banking segment are described in "Mortgage Banking Income" on page 17.

Results of Operations

Net Interest Income

Net interest income is defined as the difference between total interest income generated by earning assets and the cost of funding those assets. To permit the comparable analysis of tax-exempt and fully taxable income, net interest income is stated on a fully taxable equivalent (FTE) basis, reflecting adjustments based on a 35% tax rate made to the yields of tax-exempt investment securities included in earning assets. The net interest margin is net interest income (FTE) expressed as a percentage of average earning assets and measures how effectively the Company utilizes its earning assets in relationship to the interest cost of funding them. The following discussion should be read in conjunction with Table 1 and Table 2 on pages 15 and 16, which identify and quantify the components impacting net interest income for the years ending December 31, 2004, 2003 and 2002.

Net interest income (FTE) totaled $153.9 million and $145.7 million in 2004 and 2003, respectively, as an increase in average earning assets was partially offset by a decrease in the Company's net interest margin. Average earning assets increased $695.2 million, or 15%, to $5.4 billion in 2004, as the increase in average portfolio loans and total investment securities more than offset a reduction in average mortgage loans held for sale. Net interest margin decreased by 24 basis points to 2.83% in 2004 compared to 3.07% in 2003. The decrease in the margin was due to the Company's cost of funds decreasing less than the yields on average earning assets during 2004.

In 2003, net interest margin decreased 24 basis points to 3.07%, compared to 3.31% in 2002. The decrease in the margin was due to the Company's cost of funds decreasing less than the yields on average earning assets during 2003.

Table 1
Analysis of Net Interest Income (FTE)

Year Ended December 31
(In thousands)	2004			2003			2002
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$585	$7	1.21%	$322	$2	0.68%	$1,818	$37	2.03%
Mortgage loans held for sale	119,070	6,862	5.76	359,486	20,339	5.66	429,381	27,677	6.45
Securities available for sale: (1)
Taxable	483,900	19,242	3.98	184,451	6,749	3.66	129,748	5,101	3.93
Tax-exempt	215,707	12,348	5.72	155,142	9,881	6.37	165,862	12,319	7.43
Securities held to maturity	222,358	10,082	4.53	24,574	1,140	4.64	-	-	-
Portfolio loans: (2)
Commercial loans	1,546,485	87,973	5.69	1,478,397	88,878	5.93	1,432,793	98,594	6.79
Real estate mortgage loans	2,089,464	109,446	5.24	1,864,960	103,118	5.53	1,565,739	99,400	6.35
Installment loans	676,236	36,768	5.42	592,342	34,790	5.87	591,417	40,761	6.89
Total loans, net of
unearned income	4,312,185	234,187	5.43	3,935,699	226,786	5.73	3,589,949	238,755	6.61
FHLB stock (at cost)	80,722	3,651	4.51	79,700	3,978	4.99	79,005	4,778	6.05
Total interest-earning assets	5,434,527	286,379	5.27	4,739,374	268,875	5.65	4,395,763	288,667	6.54
Allowance for loan losses	(43,016)			(38,352)			(31,065)
Cash and due from banks	54,642			63,898			60,885
Other assets	189,936			174,035			133,285
Total assets	$5,636,089			$4,938,955			$4,558,868

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
deposits	$192,728	$600	0.31%	$181,947	$599	0.33%	$163,191	$1,019	0.62%
Savings and money
market accounts	1,058,740	13,832	1.30	995,637	13,648	1.37	863,424	15,358	1.78
Time deposits	1,378,135	38,747	2.80	1,381,271	42,058	3.04	1,469,788	58,795	4.00
Total interest bearing
deposits	2,629,603	53,179	2.02	2,558,855	56,305	2.20	2,496,403	75,172	3.01
Short-term borrowings	852,002	12,237	1.41	603,847	7,689	1.26	450,943	10,022	2.19
Long-term FHLB advances and
security repurchase agreements	1,400,875	62,813	4.48	1,063,695	54,850	5.16	928,228	50,865	5.40
Long-term debt	50,000	4,300	8.60	50,563	4,339	8.58	79,356	6,793	8.56
Total interest bearing
liabilities	4,932,480	132,529	2.68	4,276,960	123,183	2.86	3,954,930	142,852	3.59
Noninterest-bearing deposits	276,799			269,436			240,902
Other liabilities	35,229			42,236			39,476
Total liabilities	5,244,508			4,588,632			4,235,308

Shareholders' equity	391,581			350,323			323,560
Total liabilities and
shareholders' equity	$5,636,089			$4,938,955			$4,558,868

Net interest income/
Rate spread (FTE)		$153,850	2.59%		$145,692	2.79%		$145,815	2.95%

FTE adjustment(1)		$4,000			$3,195			$3,963

Impact of noninterest-
bearing sources of funds			.24%			.28%			.36%

Net interest margin (FTE)			2.83%			3.07%			3.31%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Table 2
Rate/Volume Analysis (FTE)

	2004/2003			2003/2002
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance(1)	Rate(1)	Change	Balance(1)	Rate(1)	Change

Interest Income:
Short-term investments	$2	$3	$5	$(19)	$(16)	$(35)
Mortgage loans held for sale	(13,830)	353	(13,477)	(4,187)	(3,151)	(7,338)
Securities available for sale	16,413	(1,453)	14,960	2,378	(3,168)	(790)
Securities held to maturity	8,970	(28)	8,942	1,140	-	1,140
Loans, net of unearned income (2)	19,980	(12,579)	7,401	20,606	(32,575)	(11,969)
FHLB stock (at cost)	52	(379)	(327)	42	(842)	(800)
Total interest income	31,587	(14,083)	17,504	19,960	(39,752)	(19,792)

Interest Expense:
Interest-bearing demand deposits	37	(36)	1	104	(524)	(420)
Savings deposits	874	(690)	184	2,144	(3,855)	(1,711)
Time deposits	(92)	(3,219)	(3,311)	(3,357)	(13,379)	(16,736)
Total interest-bearing deposits	819	(3,945)	(3,126)	(1,109)	(17,758)	(18,867)
Short-term borrowings	3,526	1,022	4,548	830	(3,163)	(2,333)
Long-term FHLB advances and
security repurchase agreements	15,843	(7,880)	7,963	6,470	(2,485)	3,985
Long-term debt	(49)	10	(39)	(2,470)	16	(2,454)
Total interest expense	20,139	(10,793)	9,346	3,721	(23,390)	(19,669)

Net interest income (FTE)	$11,448	$(3,290)	$8,158	$16,239	$(16,362)	$(123)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income

Noninterest income is a significant source of revenue for the Company, contributing 14% of total revenues in 2004, compared to 19% in 2003 and 16% in 2002. Details of the largest component of noninterest income are presented in the "Mortgage Banking Income" section on page 17. Exclusive of mortgage banking revenue, noninterest income was $24.6 million and $21.8 million in 2004 and 2003, respectively.

  Service charges collected on customer accounts increased to $11.5 million, or 4% during 2004 after increasing 21% during 2003. The increases were primarily due to a higher level of collection of fees for overdraft protection and ancillary fees.

During 2004, the Company sold $180.2 million of investment securities available for sale resulting in a net gain of $2.5 million. During 2003, the Company sold $68.3 million of investment securities for a net gain of $2.2 million. During 2002, the Company sold $317.6 million of investment securities for a net gain of $5.9 million.

During 2002, the Company purchased $85 million of separate account bank owned life insurance. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The increase in the cash surrender value of these insurance contracts resulted in income of $4.6 million, $5.5 million and $2.2 million in 2004, 2003 and 2002, respectively.

The guaranteed portion of SBA loans are regularly sold to investors. In 2004, the Company sold $51.8 million of the guaranteed portion of SBA loans, compared to $3.5 million in 2003 and $23.8 million in 2002, resulting in gains of $3.8 million, $322,000 and $1.5 million, respectively.

Table 3
Noninterest Income

Year Ended December 31
(In thousands)	2004	2003	2002

Mortgage banking income	$22,739	$38,976	$34,132
Service charges	11,514	11,097	9,206
Gain on sale of securities	2,461	2,190	5,859
Gain on sale of SBA loans	3,816	322	1,447
Income from banked owned life insurance	4,648	5,519	2,192
Other noninterest income	2,141	2,675	3,191
Total noninterest income	$47,319	$60,779	$56,027

Mortgage Banking Income

The Company's total closings of single-family mortgage loans decreased $2.08 billion, or 52% to $1.96 billion in 2004. The decrease in origination volume was primarily due to an increase in interest rates, which resulted in a lower level of refinance activity. Refinances totaled $775 million, or 40% of total closings in 2004, compared to $2.7 billion, or 66% of total closings in 2003. In 2003, total mortgage loan closings increased 3% to $4.0 billion compared to $3.9 billion in 2002. The Company's pipeline of mortgage loan applications in process was $350 million at December 31, 2004, compared to $312 million at December 31, 2003.

Table 4
Residential Mortgage Loan Closings

Year Ended December 31
(In thousands)	2004	2003	2002

Total closings	$1,957,374	$4,041,243	$3,928,064

Mortgage banking income, the largest component of total noninterest income, decreased $16.2 million, or 42%, to $22.7 million in 2004. The decrease was primarily due to lower funding levels of loans sold into the secondary market. Mortgage loans held for sale fundings were $948 million during 2004 compared to $3.1 billion during 2003. For the year ended December 31, 2003, mortgage banking income increased $4.8 million, or 14% from 2002, to $39.0 million. The increase was primarily due to higher funding levels of loans sold to the secondary market. Mortgage loans held for sale fundings were $3.1 billion during 2003 compared to $2.7 billion during 2002. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.64% in 2004, compared to 2.11% and 2.00% in 2003 and 2002, respectively.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $25.0 million, $65.0 million and $54.7 million for 2004, 2003 and 2002, respectively. Commissions and incentives paid were $18.2 million, $38.4 million and $35.9 million for 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002, the SFAS 91 credit totaled $10.8 million, $9.2 million and $10.4 million, respectively.

Mortgage banking income also included gains on sale of residential real estate loans totaling $5.1 million, $3.2 million and $5.0 million for 2004, 2003 and 2002, respectively. Residential real estate loan sales totaled $272.1 million, $134.2 million and $232.4 million for 2004, 2003 and 2002, respectively.

Noninterest Expense

Total noninterest expense decreased 10% in 2004 to $94.1 million, after increasing 4% in 2003. Salaries and employee benefits expense decreased $3.6 million, or 6%, in 2004, following an increase of $1.3 million, or 2%, in 2003. The decrease in 2004 was primarily related to incentives, temporary services, employee benefits and payroll taxes reflecting significantly lower mortgage closing volume for 2004 compared to 2003. The increase in salaries and employee benefits expense in 2003 reflects increases in sales incentives to commercial and retail banking personnel and an increase in benefit costs during the year.

Occupancy expense decreased 1% in 2004 after increasing 4% in 2003, and equipment expense decreased 1% in 2004 and 2% in 2003. Other noninterest expense decreased 25% in 2004 after increasing 11% in 2003. The decrease in other noninterest expense in 2004 related to decreases in state income taxes, loan collection expenses, advertising and other miscellaneous expenses. The increase in 2003 primarily reflects increases in state tax accruals, recruiting fees and other miscellaneous expenses.

Table 5
Noninterest Expense

Year Ended December 31
(In thousands)	2004	2003	2002

Salaries and employee benefits	$56,819	$60,454	$59,134
Occupancy expense of premises	10,243	10,296	9,926
Equipment expense	6,675	6,768	6,903
Other noninterest expense	20,338	27,136	24,552
Total noninterest expense	$94,075	$104,654	$100,515

Income Taxes

The provision for income taxes was $27.9 million in 2004, compared to $25.9 million in 2003 and $24.7 million in 2002. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 29.5% for 2004, compared to 29.9% for 2003 and 30.3% for 2002. The effective tax rate in 2004 decreased primarily as a result of an increase in net tax-exempt interest income and other miscellaneous deductions. The decrease in the effective tax rate in 2003 was primarily a result of an increase in tax-exempt income from bank owned life insurance.

Financial Condition

Total assets were $5.7 billion at December 31, 2004 and $5.4 billion at December 31, 2003. The increase in total assets reflects the growth in total portfolio loans, securities available for sale and securities held to maturity, which were funded primarily by increases in deposits, short and long-term borrowings and a decrease in mortgage loans held for sale.

Assets

Investment Securities

The Company's investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company's securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At December 31, 2004, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $546.4 million compared to $404.0 million at December 31, 2003. At December 31, 2004, $397.3 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $306.7 million at December 31, 2003.

Investment securities available for sale totaled $620.8 million at December 31, 2004, a $13.3 million increase from $607.5 million at December 31, 2003. Investment securities available for sale totaled $170.5 million at December 31, 2002. The increase from 2003 primarily reflects purchases of 5/1 and 7/1 hybrid adjustable rate collateralized mortgage obligations, which offset the decline in mortgage loans held for sale. The investment securities available for sale portfolio constituted 10.9% of the Company's assets at December 31, 2004, compared to 11.3% a year earlier.

Investment securities held to maturity totaled $222.8 million at December 31, 2004, a $66.2 million increase from $156.6 million at December 31, 2003. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans and constituted 3.9% of the Company's assets at December 31, 2004, compared to 2.9% a year earlier.

The following table summarizes the composition of the Company's investment securities portfolio at December 31, 2004, 2003 and 2002.

Table 6
Investment Securities

December 31
(In thousands)	2004	2003	2002
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$225,190	$238,718	$43,684
Collateralized mortgage obligations	127,289	88,958	46,160
Mortgage-backed securities	65,214	77,125	6,242
Municipal and other securities	203,101	202,649	74,370
Total securities available for sale	$620,794	$607,450	$170,456
Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$204,952	$133,882	$-
Mortgage-backed securities	17,805	22,673	-
Total securities held to maturity	$222,757	$156,555	$-

The maturity distribution of and average yield information for the investment securities portfolio as of December 31, 2004 is provided in the following table.

Table 7
Maturity Distribution of Investment Securities Portfolio

December 31, 2004	Due Within		One to		Five to		After
(In thousands)	One Year		Five Years		Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities Available For Sale:
U.S. Government agency
securities	$91,964	3.91%	$-	-%	$90,463	4.96%	$42,763	5.38%	$225,190	4.61%
Collateralized mortgage
obligations (2) (3)	-	-	127,289	4.14	-	-	-	-	127,289	4.14
Mortgage-backed
securities (2) (3)	2,120	3.24	-	-	4,829	5.38	58,265	4.11	65,214	4.17
Municipal and other
securities (1)	5	7.86	15	8.57	45,897	5.04	157,184	5.66	203,101	5.52
Total securities
available for sale	$94,089	3.90%	$127,304	4.14%	$141,189	5.00%	$258,212	5.26%	$620,794	4.77%
Securities Held To Maturity:
Collateralized mortgage
obligations (2) (3)	$-	-%	$202,419	4.62%	$-	-%	$-	-%	$202,419	4.62%
Mortgage-backed
securities (2) (3)	-	-	17,661	4.18	-	-	-	-	17,661	4.18
Total securities
held to maturity	$-	-%	$220,080	4.59%	$-	-%	$-	-%	$220,080	4.59%

(1)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
(2)	Collateral guaranteed by U.S. Government agencies or private label securities rated "AAA" by a major rating agency.
(3)
Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives. The average yield presented represents the current yield on these securities calculated using amortized cost.

Portfolio Loans

The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2004 and 2003, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding was insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

Loans to consumers include residential real estate mortgage loans and installment loans. Installment loans are made for various purposes and consist primarily of home equity loans.

Table 8
Loan Portfolio Analysis

December 31
(In thousands) 2004			2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial loans:
Commercial and
industrial	$32,632	0.7%	$38,319	0.9%	$48,509	1.3%	$68,428	2.0%	$79,544	2.1%
Real estate
construction	224,643	5.0	247,393	6.0	250,546	6.9	250,040	7.2	211,754	5.6
Commercial real
estate mortgages	1,318,017	29.5	1,235,421	29.7	1,170,212	32.0	1,044,594	30.2	840,994	22.3
Total commercial
loans	1,575,292	35.2	1,521,133	36.6	1,469,267	40.2	1,363,062	39.4	1,132,292	30.0
Residential real
estate mortgages	2,152,720	48.3	2,014,809	48.5	1,593,929	43.6	1,511,831	43.7	1,964,394	52.1
Installment loans:
Consumer direct	730,933	16.4	608,190	14.6	556,507	15.2	496,972	14.4	459,359	12.2
Consumer indirect	5,030	0.1	13,382	0.3	36,840	1.0	86,516	2.5	215,631	5.7
Total installment
loans	735,963	16.5	621,572	14.9	593,347	16.2	583,488	16.9	674,990	17.9

Total portfolio
loans	$4,463,975	100.0%	$4,157,514	100.0%	$3,656,543	100.0%	$3,458,381	100.0%	$3,771,676	100.0%

   The total portfolio loans balance increased $306.5 million, or 7%, to $4.5 billion at December 31, 2004, after increasing 14% in 2003. Commercial loans increased $54.2 million, or 4%, to $1.6 billion at December 31, 2004, after also increasing 4% in 2003, reflecting steady closing volume in 2004 and 2003. The increases in 2004 and 2003, which were concentrated in commercial real estate loans, reflect the Company's efforts to complement its traditional residential mortgage lending with quality commercial real estate lending.

Residential real estate mortgage loans increased $137.9 million, or 7%, to $2.2 billion at December 31, 2004, after increasing 26% a year earlier. During 2004, mortgage principal payments and paid-off residential loans totaled $535 million. The Company also sold $272 million of primarily fixed-rate mortgage portfolio loans during the year. However, the Company more than replaced the loans paid-off and loans sold with current mortgage production by adding $230 million of fixed-rate and $751 million of variable-rate loans to its portfolio. At December 31, 2004, $37 million of primarily fixed-rate portfolio loans were reclassified to mortgage loans held for sale, as these loans had been committed for sale for settlement in the first quarter of 2005.

Consumer direct installment loans increased $122.7 million, or 20%, to $730.9 million at December 31, 2004, after rising 9% during the prior year, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending. Consumer indirect installment loans decreased $8.4 million, or 62%, to $5.0 million at December 31, 2004, after decreasing 64% in 2003. The decreases during 2004 and 2003 in indirect loan balances were primarily a result of loan payoffs after the Company discontinued its indirect lending line of business during 2000.

Table 9
Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

		After One
December 31, 2004	Within	But Within	After
(In thousands)	One Year	Five Years	Five Years	Total
Commercial loans:
Commercial and industrial	$6,968	$19,252	$6,412	$32,632
Real estate construction	148,056	54,222	22,365	224,643
Commercial real estate mortgages	134,230	801,066	382,721	1,318,017
Total commercial loans	$289,254	$874,540	$411,498	$1,575,292

Commercial Loans Maturing After One Year With:
Predetermined rates		$258,912	$27,138
Floating or adjustable rates		615,628	384,360
Total		$874,540	$411,498

The commercial loan portfolio contained no aggregate loans in any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 2004. The Company's total loan portfolio is geographically concentrated primarily in Michigan, Ohio and Indiana as shown in the following table.

Table 10
Geographic Distribution of Loan Portfolio

December 31, 2004		Percent
(In thousands)	Amount	of Total

Michigan	$3,562,767	80%
Ohio	610,983	14
Indiana	158,332	3
Massachusetts	39,014	1
Other states	92,879	2
Total	$4,463,975	100%

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $30.0 million, to $105.3 million at December 31, 2004, after decreasing $525.6 million at December 31, 2003 compared to December 31, 2002. The decrease in 2004 was primarily due to a decrease in residential mortgage loan closings during the fourth quarter of 2004 compared to the fourth quarter of 2003 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). Residential mortgage loan closings during the fourth quarter of 2004 were $444 million compared to $526 million during the fourth quarter of 2003.

Credit Risk Management

Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in its loan portfolio by adhering to consistent underwriting standards, lending limits, guidelines and other limitations established by senior management. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Directors Loan Committee.

Republic Bank has established loan review and quality control functions to conduct ongoing, independent reviews of the lending process and thereby facilitate compliance with established policies and procedures, compliance with applicable laws and regulations, objective measurement of the risks inherent in the loan portfolio, and proper documentation of loans.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses the Company's strategies for managing the related credit risk.

Commercial Loans

Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and by obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2004, commercial real estate loans accounted for 98% of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial loans are generally secured by the borrower's assets at a 75% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to avoid significant credit concentrations by borrower or industry.

Residential Real Estate Mortgage Loans

The Company originates fixed rate and variable rate residential mortgage loans which are secured by the underlying 1-4 unit family residential property. At December 31, 2004, these loans accounted for 48% of total portfolio loans. Credit risk in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to income ratios, credit bureau scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company's fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

Credit risk in the installment loan portfolio is managed through consistent adherence to conservative underwriting standards that consider, but are not necessarily limited to, debt to income levels, past payment tendencies as evidenced by credit bureau reports, and loan-to-collateral value ratios.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 or more days past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

Table 11
Non-Performing Assets

December 31
(In thousands)	2004	2003	2002	2001	2000

Non-accrual loans:
Commercial	$17,744	$27,666	$19,167	$6,413	$5,499
Residential real estate mortgages	10,705	11,181	15,215	18,808	13,429
Installment	852	873	2,876	2,957	2,167
Total non-accrual loans	29,301	39,720	37,258	28,178	21,095
Restructured loans	-	-	2,309	-	-
Other real estate owned	4,160	2,718	2,904	2,978	4,906
Total non-performing assets	$33,461	$42,438	$42,471	$31,156	$26,001

Non-performing assets as a percentage of:
Portfolio loans and OREO	.75%	1.02%	1.16%	.90%	.69%
Total assets	.59	.79	.89	.66	.56
Loans past due 90 days or more
and still accruing interest:
Commercial	$-	$-	$-	$144	$209
Residential real estate mortgages	-	-	-	-	-
Installment	-	-	-	-	-
Total loans past due 90 days or more	$-	$-	$-	$144	$209

Non-performing assets totaled $33.5 million at December 31, 2004, a decrease of 21% compared to $42.4 million at December 31, 2003. The decrease in non-accrual commercial loans of $9.9 million shown in the table above was due primarily to the payoff or collection of commercial real estate loans during 2004 that were in non-accrual status at December 31, 2003.

Approximately $17.8 million, or 0.40%, of total portfolio loans at December 31, 2004 were 30 to 89 days delinquent, compared to $28.2 million, or 0.68% of total portfolio loans at December 31, 2003. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of December 31, 2004, total potential problem loans, excluding those categorized as non-accrual loans, were $32.5 million, or 0.73% of total portfolio loans, compared to $30.8 million, or 0.74% of total portfolio loans at December 31, 2003.

The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2004, 2003 and 2002 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

Table 12
Forgone Interest on Non-Performing Loans

For the Year Ended December 31
(In thousands)	2004		2003		2002
	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
Pro forma interest income	$1,868	$-	$2,997	$-	$2,935	$121
Interest income recognized	763	-	1,100	-	966	121
Forgone interest income	$1,105	$-	$1,897	$-	$1,969	$-

Impaired Loans

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2004, all potential problem loans, classified as watch and substandard (with the exception of installment loans), and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. (Prior to the fourth quarter of 2004, only non-accrual and restructured commercial loans were reviewed for impairment.) An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. An impaired loan not requiring a specific allocated allowance represents a loan for which the fair value of the underlying collateral equals or exceeds the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

At December 31, 2004 and 2003, the gross recorded investment in impaired loans totaled $59.8 million and $27.7 million, respectively. Interest payments subsequently received on non-accrual loans are applied against the principal balance. Interest income continues to be recognized on all other loans reviewed for impairment. See Note 5 to the Consolidated Financial Statements for further discussion of impaired loans.

Provision and Allowance for Loan Losses

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through the provision for loan losses.

Due to the inherent risks and uncertainties related to the operation of a financial institution, management must depend on estimates, appraisals and valuations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be adversely impacted.

Net loan charge-offs decreased $3.7 million to $4.1 million in 2004, compared to $7.8 million in 2003 and $9.1 million in 2002. The decrease in 2004 is primarily due to decreases in the Company's commercial and installment loan charge-offs, as well as an increase in commercial loan recoveries of $1.2 million.

The ratio of net loan charge-offs to average portfolio loans was .10% in 2004, compared to ..20% for 2003 and .25% for 2002. Commercial loan net charge-offs as a percentage of average commercial loans was .16% for 2004 compared to .36% for 2003 and 2002. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans was .05% for 2004 and 2003 compared to .06% for 2002. Installment loan net charge-offs as a percentage of average installment loans was .11% for 2004, compared to .29% for 2003 and .50% for 2002. The decreases in the net charge-off percentages reflect an overall improvement in the Company’s credit quality and a historically high amount of recoveries during 2004.

The Company's policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. Generally, if management determines a loan to be under-collateralized, then a charge-off will be recommended no later than the month in which the loan becomes 90 days past due. Open-end installment loans (home equity lines of credit) are generally charged off when they become 180 days past due.

Table 13
Analysis of the Allowance for Loan Losses

Year Ended December 31
(In thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$40,271	$36,077	$29,157	$28,450	$27,128
Loan charge-offs:
Commercial loans:
Commercial and industrial	460	756	643	2,407	1,041
Real estate construction	963	2,867	2,596	59	51
Commercial real estate mortgage	3,084	2,499	2,210	1,671	792
Total commercial loans	4,507	6,122	5,449	4,137	1,884
Residential real estate mortgage loans	1,068	842	989	671	724
Installment loans	1,530	2,559	3,947	4,159	3,922
Total loan charge-offs	7,105	9,523	10,385	8,967	6,530

Recoveries:
Commercial loans:
Commercial and industrial	134	164	213	21	121
Real estate construction	1,478	348	-	10	27
Commercial real estate mortgage	477	344	72	118	304
Total commercial loans	2,089	856	285	149	452
Residential real estate mortgage loans	67	-	9	-	178
Installment loans	813	861	1,011	825	722
Total recoveries	2,969	1,717	1,305	974	1,352
Net loan charge-offs	4,136	7,806	9,080	7,993	5,178
Provision charged to expense	8,500	12,000	16,000	8,700	6,500
Reclassification of allowance for loan losses
on unfunded loan commitments(1)	(2,817)	-	-	-	-
Balance at end of year	$41,818	$40,271	$36,077	$29,157	$28,450

Allowance for loan losses as a percentage of
year-end portfolio loans	.94%	.97%	.99%	.84%	.75%
Allowance for loan losses as a percentage of
year-end non-performing loans	142.72	101.39	91.18	103.47	134.87
Net charge-offs as a percentage of average
portfolio loans	.10	.20	.25	.22	.14

(1)
During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expenses and other liabilities”.

At December 31, 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually reviewed for impairment. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (watch, substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Accordingly, the unallocated portion of the allowance is maintained to capture these probable losses inherent in the loan portfolio. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses in the loan portfolio. Factors that were considered in the evaluation of the adequacy of the Company’s unallocated allowance include the imprecision in the projected loss ratios and the risk associated with new customer relationships, which may not be consistent with the risks associated with established customers. Additional factors in the evaluation include economic conditions and industry trends. The unallocated allowance was $7.2 million at December 31, 2004, a decrease of $3.7 million from 2003.

The allowance for loan losses on unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of funding the commitments.

The following table summarizes the Company's allocation of the allowance for loan losses for specific allocated, risk allocated and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed appropriate by management.

Table 14
Allocation of the Allowance for Loan Losses

December 31
(In thousands)	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		total		total		total		total		total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Specific allocated allowance:
Commercial loans	$3,657		$-		$-		$-		$-
Residential real estate loans	2,015		-		-		-		-
Total specific allocated
allowances	5,672		-		-		-		-

Risk allocated allowance:
Commercial loans	18,504	35%	16,993	37%	11,507	40%	8,597	39%	7,109	30%
Residential real estate
mortgage loans	3,632	48	3,562	48	3,721	44	4,203	44	4,009	52
Installment loans	6,773	17	8,795	15	8,377	16	7,905	17	8,089	18
Total risk allocated
allowance	28,909		29,350		23,605		20,705		19,207

Unallocated allowance	7,237	-	10,921	-	12,472	-	8,452	-	9,243	-

Total allowance for
loan losses	$41,818	100%	$40,271	100%	$36,077	100%	$29,157	100%	$28,450	100%

The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain commercial loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on management's understanding of the financial condition of the borrower and collateral values. All non-accrual loans are included in the “substandard” or “doubtful” classifications in the Company’s risk rating methodology.

    Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis. These reviews provide a mechanism that results in loans being graded in the proper category and accordingly, determines whether the loans are reviewed for the specific allocated allowance or are assigned projected loss ratios.

The following table summarizes the graded loan categories used by the Company in its determination of the adequacy of the specific and risk allocated components of the allowance for loan losses at December 31, 2004, 2003 and 2002.

Table 15
Graded Loan Categories Used in the
Determination of the Allowance for Loan Losses

December 31
(In thousands)	2004	2003	2002
	Loan	Loan	Loan
	Amount	Amount(1)	Amount(1)

Graded loan categories:
Pass (Superior, High, Satisfactory and Moderate)	$4,313,120	$4,928,346	$4,876,561
Monitor	88,020	60,123	-
Watch	18,652	25,016	33,315
Substandard	43,926	44,520	42,082
Doubtful	257	727	-
Loss	-	-	-
Total loans	$4,463,975	$5,058,732	$4,951,958

(1)	Loan amounts include mortgage loans held for sale and unfunded commitments of $766 million and $634 million at December 31, 2003 and 2002, respectively.

Each element of the risk allocated allowance for December 31, 2003 and 2002 was determined by applying the following risk percentages to each grade of loan: Pass - from .10% to 1.25%, depending on category of loans classified as Superior, High, Satisfactory and Moderate; Monitor - from 2.5% to 5%; Watch - from 3.75% to 10%; Substandard - from 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages were developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and were adjusted for current economic conditions. Such risk percentages were applied to individual loans based on loan type. For December 31, 2003 and 2002, only non-accrual commercial loans were considered impaired.

   The change in the estimation method of the allowance for loan losses incorporated in the fourth quarter of 2004, did not result in a change in the overall allowance balances compared to prior periods, except for the reclassification for the allowance on unfunded loan commitments. The change in the estimation method resulted in the establishment of the specific allocated allowance and a decrease in the unallocated allowance. The utilization of the projected loss ratios also did not result in a substantial change to the risk allocated allowance. The changes in the Company's estimation methods in 2004 were the first significant changes since 1996, however, risk percentages for certain loan classifications within the “pass” loan category were adjusted in 2000.

The provision for loan losses decreased to $8.5 million during 2004 from $12.0 million in 2003. In 2003, the provision for loan losses decreased to $12.0 million from $16.0 million in 2002. The decrease in the provision in 2004 was due to improvement in overall credit quality as evidenced by a decrease in net loan charge-offs in 2004 of 47% from 2003 and total non-performing assets decreasing 21% from December 31, 2003. In 2003, while the loan portfolio continued to grow, the majority of the growth was concentrated in the residential mortgage loan portfolio, which historically has experienced very low charge-off percentages. In addition, net loan charge-offs in 2003 decreased 14% from 2002 and total non-performing assets decreased slightly from December 31, 2002. As a result of the improvement in credit quality, the provision for loan losses during 2003 was lower than the provision for loan losses in 2002.

Liabilities

Deposits

Total deposits, the Company's primary source of funding, increased 8% to $3.05 billion at December 31, 2004, after increasing 1% a year earlier. During 2004, the Company's emphasis was on core deposits, which represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts and money market accounts. At December 31, 2004, core deposits totaled $1.58 billion, a 9% increase when compared to $1.45 billion at December 31, 2003.

The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2004, these deposits totaled $228.7 million and $356.2 million, respectively, and represented 19% of total deposits on a combined basis. At December 31, 2003, brokered certificates of deposit totaled $119.5 million and municipal certificates of deposit totaled $318.8 million, representing 16% of total deposits on a combined basis.

Table 16
Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)	2004

Three months or less	$322,192
Over three months through six months	143,404
Over six months through twelve months	83,410
Over twelve months	252,873
Total	$801,879

Short-Term Borrowings

Short-term borrowings increased $47.1 million to $538.3 million at December 31, 2004, following a $282.2 million increase to $491.2 million a year earlier. Short-term borrowings at December 31, 2004 and 2003 consisted of federal funds purchased, security repurchase agreements and treasury, tax and loan demand notes. The amount provided by these funding sources increased during 2004 primarily to fund a portion of the variable rate commercial, residential and consumer portfolio loan increases. See Note 10 to the Consolidated Financial Statements for further information regarding short-term borrowings.

Short-Term FHLB Advances

Republic Bank utilizes short-term FHLB advances to provide funding for mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances. Short-term FHLB advances totaled $215 million at December 31, 2004, compared to $280 million at December 31, 2003. See Note 11 to the Consolidated Financial Statements for further information regarding short-term FHLB advances.

Long-Term FHLB Advances and Security Repurchase Agreements

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to reduce the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. Total long-term FHLB advances and security repurchase agreements were $1.39 billion at December 31, 2004, compared to $1.29 billion at December 31, 2003. See Note 12 to the Consolidated Financial Statements for further information regarding long-term FHLB advances and security repurchase agreements.

Long-Term Debt

Long-term debt totaled $50.0 million at December 31, 2004 and 2003. See Note 13 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

Shareholders' equity increased $40.2 million, or 11%, to $409.6 million at December 31, 2004, after increasing 11% to $369.4 million a year earlier. The increase in shareholders' equity during 2004 resulted primarily from net income of $66.7 million and the issuance of shares through the exercise of stock options of $4.2 million, offset by $27.0 million in cash dividends to shareholders and $7.9 million in stock repurchases. The total cash dividend paid in 2004 represented a 27% increase over the amount paid in 2003, reflecting an increase in the quarterly dividend per share declared in July 2004 from $.095 to $.11 and the increase in the shares outstanding that resulted from the Company's 10% stock dividend paid in November 2004.

On February 15, 2001, the Board of Directors approved the 2001 Stock Repurchase Program authorizing the repurchase of up to 1,100,000 shares, which was amended in October 2001 to allow for the repurchase of up to 3,300,000 shares. The 2001 Stock Repurchase Program was further amended in October 2002 to allow for the repurchase of up to 4,300,000 shares. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares (adjusted for the issuances of stock dividends). The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 7,852 shares and 1,160,000 shares under the 2001 Program during 2004 and 2003, respectively. The Company also repurchased 519,648 shares under the 2003 Program during 2004. As of December 31, 2004, there were 1,900,352 shares available for repurchase under the 2003 Program. See also Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters.

The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 12.96% at December 31, 2004 compared to 12.85% at December 31, 2003. For further information regarding regulatory capital requirements, see Note 26 to the Consolidated Financial Statements.

Contractual Obligations

  The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the applicable note to the Consolidated Financial Statements as referenced.

Table 17
Contractual Obligations

December 31, 2004	Note	Due Within	One to	Three to	Over
(In thousands)	Reference	One Year	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity (1)		$1,581,975	$-	$-	$-	$1,581,975
Certificates of deposits (1)		831,915	475,008	148,028	9,285	1,464,236
Short-term borrowings	10	538,300	-	-	-	538,300
Short-term FHLB advances	11	215,000	-	-	-	215,000
Long-term FHLB advances and
security repurchase agreements	12	131,353	419,389	195,297	644,839	1,390,878
Long-term debt	13	-	-	-	50,000	50,000
Operating leases	7	4,752	6,842	3,481	3,382	18,457

(1)	See "Deposits" on page 28 for further discussion on deposit balances.

The Company has also entered into interest rate swap transactions with a total notional amount of $73.3 million as part of its asset/liability management activities and associated management of interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate swaps are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Interest rate swaps involve monthly or quarterly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 24 to the Consolidated Financial Statements.

Off-Balance Sheet Transactions

In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company's involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, management believes that they do not represent unusual risks for the Company.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company's loan review and approval procedures and credit policies.   Based upon management's credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities”. At December 31, 2004, deferred revenue for standby letters of credit was $367,000. At December 31, 2003, deferred revenue for standby letters of credit was $189,000.

    The following table presents the contractual amounts and expected maturities of the Company's off-balance sheet financial instruments outstanding at December 31, 2004:

Table 18
Off-Balance Sheet Contractual Obligations

December 31	Due Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$241,586	$12,788	$-	$-	$254,374
Commitments to fund commercial real estate loans	203,405	137,257	16,763	32,938	390,363
Other unused commitments to extend credit	15,424	117,626	244,139	45,463	422,652
Standby letters of credit	9,519	14,168	10,064	76,540	110,291

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

Short-term liquidity is available from federal funds purchased, security repurchase agreements, deposit growth, retail, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from security repurchase agreements, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2004, the Company's balance of certificates of deposit maturing within the next twelve months was $831.9 million. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

    At December 31, 2004, Republic Bank had available $227.5 million in unused lines of credit with third parties for federal funds purchased and $282.3 million available in unused borrowings with the FHLB.

Republic Bancorp Inc. has four major funding sources to meet its liquidity requirements: interest earning deposits, dividends from Republic Bank, access to the capital markets and a revolving credit agreement with a third party. On December 31, 2004, $173.4 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, compared to $161.7 million at December 31, 2003. Also, at December 31, 2004, the parent company had interest-earning deposits of $30.4 million at Republic Bank to meet any liquidity requirements.  In December 2004, the Company entered into a $15 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2004, which expires on December 26, 2005. Depending on market conditions and liquidity requirements, the Company would also consider the issuance of additional debt or equity instruments to provide additional liquidity, if necessary.

As discussed in Item 1 of this Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company's market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company's business is subject to many factors beyond its control (see Forward-Looking Statements on page 9) in managing the Company's assets and liabilities, and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company's press releases and public documents.

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

Interest Rate Risk Management

The Company's ALCO, which meets weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at Republic Bank is responsible for ensuring that the Bank's asset and liability management procedures adhere to corporate policies and risk limits established by its board of directors.

During 2004, short-term interest rates increased while long-term interest rates remained fairly flat. The three-month treasury bill increased 129 basis points and the prime-lending rate increased 125 basis points at December 31, 2004 from December 31, 2003, while the 10-year treasury bond decreased 3 basis points during 2004. The demand for residential loans was significantly lower in 2004 compared to 2003 as an increase in long-term interest rates in the latter half of 2003 slowed residential loan demand in the fourth quarter of 2003 and throughout all of 2004. During 2004, residential mortgage loan originations decreased 52% from 2003 as refinance volume slowed significantly. The Company's residential real estate mortgage balance increased during the year, as new mortgage loan production more than offset loan payoffs within the portfolio. Commercial loan balances grew due to the successful efforts by our team of experienced commercial lenders and lending rates that remained attractive to commercial borrowers. Interest rates and successful sales efforts also continued to attract home equity borrowers as the balance of consumer direct loans grew in 2004.

The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans held for sale are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to closely match its liquidity needs, as this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment.  As discussed in Note 24 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale exposes the Company to market risk during the period from when a customer locks in a specific rate to when the loan is sold to the investor. To reduce this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates and prices to various third parties.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but the Company believes that when evaluated together, they provide a reasonably comprehensive view of the Company's exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. Table 19 presents the static gap analysis at the dates indicated. At December 31, 2004, the cumulative one-year gap was a positive 9.80% of total earning assets. At December 31, 2003, the cumulative one-year gap was a positive 7.80% of total earning assets.

    The Company's current policy is to maintain a mix of assets and liabilities with repricing and maturity characteristics that reflect a moderate amount of short-term interest rate risk based on management’s evaluation of current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of zero to positive 15% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company's strong retail mortgage banking franchise.

Earnings Simulation: On a monthly basis, the earnings simulation model is used to quantify the effects of various hypothetical changes in interest rates on the Company's projected net interest income over the ensuing twelve-month period. The model permits management to evaluate the effects of various parallel shifts of the U.S. Treasury yield curve, upward and downward, on expected net interest income in a stable interest rate environment (i.e., base net interest income).

As of December 31, 2004, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over
the next twelve months	3.64%	2.22%	1.22%	-2.54%	-5.38%	-13.26%

    These projected levels, which are well within the Company's policy limits, portray the Company's interest rate risk position as asset sensitive for the one-year horizon.  The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Impact of Interest Rate Fluctuations and Inflation on Earnings

Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities may be adversely impacted. If significant increases in interest rates make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans, then the Company's volume of loans originated may be reduced and the potential reduction in the related interest income and fee income may be larger than would be implied by a simple linear extrapolation of the results generated by the earnings simulation model. A lower interest rate environment that enables more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, would be expected to result in higher mortgage loan production activity as well as interest income.

Table 19
Static Gap Analysis(1)

	Within	4 Months	1 to	5 Years
(In thousands)	3 Months	to 1 Year	5 Years	or Over	Total
December 31, 2004
Interest-Earning Assets:
Interest earning deposits with banks	$82	$-	$-	$-	$82
Mortgage loans held for sale	105,318	-	-	-	105,318
Investment securities	125,840	81,460	232,967	406,696	846,963
Loans, net of unearned income	1,726,472	823,091	1,577,805	307,306	4,434,674
FHLB stock (at cost)	80,511	-	-	-	80,511
Total interest-earning assets	$2,038,223	$904,551	$1,810,772	$714,002	$5,467,548

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$20,355	$30,533	$40,711	$111,954	$203,553
Savings and money market accounts	52,481	501,027	402,749	147,418	1,103,675
Certificates of deposit:
Under $100,000	79,294	203,615	372,062	7,386	662,357
$100,000 or greater	322,192	226,814	250,974	1,899	801,879
Total certificates of deposit	401,486	430,429	623,036	9,285	1,464,236
Total interest-bearing deposits	474,322	961,989	1,066,496	268,657	2,771,464
Short-term borrowings (2)	753,300	-	-	-	753,300
Long-term FHLB advances and security
repurchase agreements	92,671	124,565	529,150	645,400	1,391,786
Long-term debt	-	-	50,000	-	50,000
Total interest-bearing liabilities	$1,320,293	$1,086,554	$1,645,646	$914,057	$4,966,550

Interest rate sensitivity gap	$717,930	$(182,003)	$165,126	$(200,055)	$500,998
As a percentage of total interest-earning assets	13.13%	(3.33)%	3.02%	(3.66)%	9.16%

Cumulative interest rate sensitivity gap	$717,930	$535,927	$701,053	$500,998
As a percentage of total interest-earning assets	13.13%	9.80%	12.82%	9.16%

December 31, 2003
Interest-Earning Assets:
Interest earning deposits with banks	$109	$-	$-	$-	$109
Mortgage loans held for sale	135,360	-	-	-	135,360
Investment securities	178,925	59,190	189,256	336,634	764,005
Loans, net of unearned income	1,539,322	615,075	1,475,902	487,495	4,117,794
FHLB stock (at cost)	80,500	-	-	-	80,500
Total interest-earning assets	$1,934,216	$674,265	$1,665,158	$824,129	$5,097,768

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$-	$-	$147,374	$36,843	$184,217
Savings and money market accounts	94,094	471,571	357,196	131,996	1,054,857
Certificates of deposit:
Under $100,000	85,793	296,753	286,972	9,240	678,758
$100,000 or greater	258,287	182,289	194,873	5,723	641,172
Total certificates of deposit	344,080	479,042	481,845	14,963	1,319,930
Total interest-bearing deposits	438,174	950,613	986,415	183,802	2,559,004
Short-term borrowings (2)	674,726	96,519	-	-	771,245
Long-term FHLB advances and security
repurchase agreements	-	50,940	587,262	648,524	1,286,726
Long-term debt	-	-	50,000	-	50,000
Total interest-bearing liabilities	$1,112,900	$1,098,072	$1,623,677	$832,326	$4,666,975

Interest rate sensitivity gap	$821,316	$(423,807)	$41,481	$(8,197)	$430,793
As a percentage of total interest-earning assets	16.11%	(8.32)%	0.81%	(0.16)%	8.45%

Cumulative interest rate sensitivity gap	$821,316	$397,509	$438,990	$430,793
As a percentage of total interest-earning assets	16.11%	7.80%	8.61%	8.45%

(1)
Actual maturity or repricing dates are used for investment securities, certificates of deposit and short-term borrowings. Assumptions and estimates have been made for loans, NOW accounts, savings and money market accounts to more accurately reflect repricing and retention.

(2)	Includes federal funds purchased, security repurchase agreements, other short-term borrowings and short-term FHLB advances.

Accounting and Financial Reporting Developments

The Company's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the Consolidated Financial Statements. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company's future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses.

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through the provision for loan losses.

Due to the inherent risks and uncertainties related to the operation of a financial institution, management must depend on estimates, appraisals and valuations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be adversely impacted.

At December 31, 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually reviewed for impairment. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (watch, substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Accordingly, the unallocated portion of the allowance is maintained to capture these probable losses inherent in the loan portfolio. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses in the loan portfolio. Factors that were considered in the evaluation of the adequacy of the Company’s unallocated allowance include the imprecision in the projected loss ratios and the risk associated with new customer relationships, which may not be consistent with the risks associated with established customers. Additional factors in the evaluation include economic conditions and industry trends.

Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 on pages 31-33 of this document and is incorporated herein by reference. See also Note 24 to the Consolidated Financial Statements included under Item 8 of this document.

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as management of Republic Bancorp Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Dana M. Cluckey
Dana M. Cluckey
President and Chief Executive Officer

/s/ Thomas F. Menacher
Thomas F. Menacher
Executive Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Republic Bancorp Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Republic Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Republic Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Republic Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of the Board of Directors and Shareholders of Republic Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Bancorp Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2005

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
(In thousands, except share data)	2004	2003

Assets
Cash and due from banks	$53,589	$63,749
Interest-earning deposits with banks	82	109
Cash and cash equivalents	53,671	63,858
Mortgage loans held for sale	105,318	135,360
Securities available for sale	620,794	607,450
Securities held to maturity (fair value of $220,080
and $157,067 in 2004 and 2003, respectively)	222,757	156,555
Loans, net of unearned income	4,463,975	4,157,514
Less allowance for loan losses	(41,818)	(40,271)
Net loans	4,422,157	4,117,243
Federal Home Loan Bank stock (at cost)	80,511	80,500
Premises and equipment	26,493	26,928
Bank owned life insurance	112,978	108,330
Other assets	69,298	57,464
Total assets	$5,713,977	$5,353,688

Liabilities
Noninterest-bearing deposits	$274,747	$256,265
Interest bearing deposits:
NOW accounts	203,553	184,217
Savings and money market accounts	1,103,675	1,054,857
Certificates of deposit under $100,000	662,357	678,758
Certificates of deposit $100,000 or greater	801,879	641,172
Total interest-bearing deposits	2,771,464	2,559,004
Total deposits	3,046,211	2,815,269
Federal funds purchased and other short-term borrowings	538,300	491,245
Short-term FHLB advances	215,000	280,000
Long-term FHLB advances and security repurchase agreements	1,390,878	1,286,726
Accrued expenses and other liabilities	63,950	61,028
Long-term debt	50,000	50,000
Total liabilities	5,304,339	4,984,268
Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
and convertible; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $5 par value; 75,000,000 shares
authorized; 70,425,000 and 69,879,000 shares
issued and outstanding in 2004 and 2003, respectively	352,125	317,633
Capital surplus	59,303	50,358
Unearned compensation - restricted stock	(3,207)	(1,666)
Retained earnings	3,634	3,893
Accumulated other comprehensive loss	(2,217)	(798)
Total shareholders' equity	409,638	369,420

Total liabilities and shareholders’ equity	$5,713,977	$5,353,688

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31
(In thousands, except per share data)	2004	2003	2002

Interest Income
Interest and fees on loans	$241,049	$247,125	$266,432
Interest on investment securities and FHLB stock dividends	41,330	18,555	18,272
Total interest income	282,379	265,680	284,704

Interest Expense
Interest on deposits:
NOW accounts	600	599	1,019
Savings and money market accounts	13,832	13,648	15,358
Certificates of deposits	38,747	42,058	58,795
Total interest expense on deposits	53,179	56,305	75,172
Federal funds purchased and other short-term borrowings	12,237	7,689	10,022
Long-term FHLB advances and security repurchase agreements	62,813	54,850	50,865
Long-term debt	4,300	4,339	6,793
Total interest expense	132,529	123,183	142,852
Net interest income	149,850	142,497	141,852
Provision for loan losses	8,500	12,000	16,000
Net interest income after provision for loan losses	141,350	130,497	125,852

Noninterest Income
Mortgage banking income	22,739	38,976	34,132
Service charges	11,514	11,097	9,206
Gain on sale of securities	2,461	2,190	5,859
Gain on sale of SBA loans	3,816	322	1,447
Income from bank owned life insurance	4,648	5,519	2,192
Other noninterest income	2,141	2,675	3,191
Total noninterest income	47,319	60,779	56,027

Noninterest Expense
Salaries and employee benefits	56,819	60,454	59,134
Occupancy expense of premises	10,243	10,296	9,926
Equipment expense	6,675	6,768	6,903
Other noninterest expenses	20,338	27,136	24,552
Total noninterest expense	94,075	104,654	100,515
Income before income taxes	94,594	86,622	81,364
Provision for income taxes	27,910	25,896	24,687
Net Income	$66,684	$60,726	$56,677

Basic earnings per share	$.95	$.87	$.81

Diluted earnings per share	$.94	$.86	$.79

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders'
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balances at January 1, 2002	53,166	$265,831	$39,251	$(558)	$3,542	$(3,149)	$304,917
Comprehensive income:
Net income					56,677		56,677
Unrealized holding gains on securities,
net of $4,222 income tax expense						7,840	7,840
Reclassification adjustment for gains
included in net income, net of $2,051
income tax expense						(3,808)	(3,808)
Net unrealized gains on securities,
net of tax						4,032	4,032
Comprehensive income							60,709
Cash dividends declared ($.26 per share)					(18,401)		(18,401)
Awards of common stock under
Incentive Stock Plan	137	685	1,007	(1,692)			-
Amortization of restricted stock				1,527			1,527
Cancellations of restricted stock				355			355
10% common share dividend	5,246	26,232	11,193		(37,445)		(20)
Redemption of preferred stock of subsidiary			(1,531)				(1,531)
Issuance of common shares:
Through exercise of stock options	351	1,755	838				2,593
Through exercise of stock warrants	2	10	9				19
Through employee stock awards	6	28	354				382
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			748				748
Repurchase of common shares	(1,467)	(7,334)	(11,236)				(18,570)
Balances at December 31, 2002	57,441	287,207	40,633	(368)	4,373	883	332,728
Comprehensive income:
Net income					60,726		60,726
Unrealized holding losses on securities,
net of $139 income tax benefit						(258)	(258)
Reclassification adjustment for gains
included in net income, net of $767
income tax expense						(1,423)	(1,423)
Net unrealized losses on securities,
net of tax						(1,681)	(1,681)
Comprehensive income							59,045
Cash dividends declared ($.31 per share)					(21,289)		(21,289)
Awards of common stock under
Incentive Stock Plan	268	1,342	1,960	(3,302)			-
Amortization of restricted stock				1,869			1,869
Cancellations of restricted stock				135			135
10% common share dividend	5,777	28,886	11,008		(39,917)		(23)
Issuance of common shares:
Through exercise of stock options	1,139	5,695	3,475				9,170
Through exercise of stock warrants	44	220	45				265
Through employee stock awards	18	83	146				229
Impact of stock option expense			4				4
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			2,309				2,309
Repurchase of common shares	(1,160)	(5,800)	(9,222)				(15,022)
Balances at December 31, 2003	63,527	$317,633	$50,358	$(1,666)	$3,893	$(798)	$369,420

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (Continued)

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders'
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2003	63,527	$317,633	$50,358	$(1,666)	$3,893	$(798)	$369,420
Comprehensive income:
Net income					66,684		66,684
Unrealized holding gains on securities,
net of $97 income tax expense						181	181
Reclassification adjustment for gains
included in net income, net of $861
income tax expense						(1,600)	(1,600)
Net unrealized losses on securities,
net of tax						(1,419)	(1,419)
Comprehensive income							65,265
Cash dividends declared ($.38 per share)					(26,953)		(26,953)
Awards of common stock under
Incentive Stock Plan	319	1,595	2,788	(4,383)			-
Amortization of restricted stock				2,388			2,388
Cancellations of restricted stock				454			454
10% common share dividend	6,412	32,034	7,930		(39,990)		(26)
Issuance of common shares:
Through exercise of stock options	596	3,001	1,242				4,243
Through exercise of stock warrants	83	419	109				528
Through employee stock awards	16	80	126				206
Impact of stock option expense			7				7
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			1,989				1,989
Repurchase of common shares	(528)	(2,637)	(5,246)				(7,883)
Balances at December 31, 2004	70,425	$352,125	$59,303	$(3,207)	$3,634	$(2,217)	$409,638

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31
(In thousands)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$66,684	$60,726	$56,677
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,085	10,117	10,405
Net gains on sale of securities available for sale	(2,461)	(2,190)	(5,859)
Net gains on sale of loans	(8,958)	(3,545)	(6,444)
Proceeds from sale of mortgage loans held for sale	948,341	3,078,308	2,736,693
Origination of mortgage loans held for sale	(918,299)	(2,552,669)	(2,649,229)
Net (increase) decrease in other assets	(18,508)	(13,181)	21,926
Net increase (decrease) in accrued expenses and other liabilities	2,922	(15,654)	(36,101)
Other, net	1,549	4,442	7,071
Total adjustments	14,671	505,628	78,462
Net cash provided by operating activities	81,355	566,354	135,139

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	182,662	70,445	323,444
Proceeds from calls and principal payments of
securities available for sale	244,744	170,955	86,412
Proceeds from principal payments
of securities held to maturity	43,337	1,072	-
Purchases of securities available for sale	(441,362)	(679,770)	(283,209)
Purchases of securities held to maturity	(109,663)	(157,627)	-
Purchases/additions of bank owned life insurance	-	(16,500)	(85,000)
Proceeds from sale of commercial and residential real estate loans	332,878	141,185	262,670
Net increase in loans made to customers	(630,568)	(634,579)	(449,614)
Premises and equipment expenditures	(5,798)	(5,546)	(3,335)
Net cash used in investing activities	(383,770)	(1,110,365)	(148,632)

Cash Flows From Financing Activities:
Net increase in total deposits	224,878	37,676	34,804
Purchase of bank branch deposits	6,064	-	-
Sale of bank branch deposits	-	(10,679)	-
Net increase in short-term borrowings	47,055	282,175	32,570
Net decrease in short-term FHLB advances	(65,000)	(25,000)	(180,000)
Proceeds from long-term FHLB advances
and security repurchase agreements	156,000	366,450	192,952
Payments on long-term FHLB advances	(51,848)	(82,667)	(5,727)
Payments on long-term debt	-	(13,500)	-
Redemption of preferred stock of subsidiary	-	-	(30,250)
Net proceeds from issuance of common shares	9,367	12,970	4,687
Repurchase of common shares	(7,883)	(15,022)	(18,570)
Dividends paid on common shares	(26,405)	(20,159)	(18,082)
Net cash provided by financing activities	292,228	532,244	12,384
Net decrease in cash and cash equivalents	(10,187)	(11,767)	(1,109)
Cash and cash equivalents at beginning of year	63,858	75,625	76,734
Cash and cash equivalents at end of year	$53,671	$63,858	$75,625

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$130,209	$122,576	$143,579
Income taxes	27,581	25,795	23,615

Supplemental Schedule of Non-Cash Investing Activities:
Portfolio loan charge-offs	$7,105	$9,523	$10,385
See accompanying notes.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has three primary lines of business: commercial banking, retail banking and mortgage banking. The Company's bank subsidiary, Republic Bank, offers financial products to consumers and businesses through its 95 retail, commercial and mortgage banking branches located in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Republic Bancorp Inc. and its wholly-owned bank subsidiary, Republic Bank (including its wholly-owned subsidiaries, Quincy Investment Services, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's investment securities classified as held to maturity are stated at aggregate cost.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as, the type of security, the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income earned on all loans is accrued daily. Loans for which the accrual of interest has been discontinued are designated as non-accrual loans. Commercial loans are generally placed on non-accrual status at the time the loan is 90 or more days past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the related loan as an adjustment to the yield on the loan.

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. All potential problem loans, classified as watch and substandard (with the exception of installment loans), and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. An impaired loan not requiring a specific allocated allowance represents a loan for which the fair value of the underlying collateral equals or exceeds the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method. Interest payments subsequently received on non-accrual loans are applied against the principal balance. Interest income continues to be recognized on all other loans reviewed for impairment.

Allowance for Loan Losses

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through the provision for loan losses.

Due to the inherent risks and uncertainties related to the operation of a financial institution, management must depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be adversely impacted.

At December 31, 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually reviewed for impairment. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (watch, substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

The allowance for loan losses on unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses modified to take into account the probability of funding the commitments.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain commercial loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on management's understanding of the financial condition of the borrower and collateral values. All non-accrual loans are included in the “substandard” or “doubtful” classifications in the Company’s risk rating methodology.

    Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis. These reviews provide a mechanism that results in loans being graded in the appropriate category and accordingly, determines whether the loans are reviewed for the specific allocated allowance or are assigned projected loss ratios.

    Each element of the risk allocated allowance for December 31, 2003 and 2002 was determined by applying the following risk percentages to each grade of loan: Pass - from .10% to 1.25%, depending on category of loans classified as Superior, High, Satisfactory and Moderate; Monitor - from 2.5% to 5%; Watch - from 3.75% to 10%; Substandard - from 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages were developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and were adjusted for current economic conditions. Such risk percentages were applied to individual loans based on loan type.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Useful lives range from three to 10 years for furniture, fixtures and equipment, and seven to 40 years for buildings and improvements. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Goodwill and Core Deposit Intangibles

The excess of cost over the fair value of net assets acquired is included in other assets and prior to January 1, 2002 was amortized using the straight-line method over a period of 15 years. Core deposit intangible assets are amortized on a straight-line basis over a period of 10 to 15 years. Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized, but reviewed annually for impairment. Core deposit intangibles continue to be amortized. See Note 8 for a summary of the Company's core deposit intangibles and goodwill.

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value on an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. The Company’s derivative instruments as of December 31, 2004 and 2003 were designated as fair value hedges.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a separate asset or liability. Actual cash receipts of payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.

   Under fair value hedge accounting, derivative gains and losses not effective in hedging the change in fair value of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least monthly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivative instruments have been highly effective in offsetting changes in the fair values of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensations-Transition and Disclosure, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board (APB) Opinion 25, using the intrinsic value method for its employee stock compensation plans. Therefore, the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements during 2005. The Company uses the Black-Scholes model to estimate option values.

The following weighted average assumptions were used in the option pricing model for the year ending December 31, 2004: an expected volatility factor of 39.6%; an expected dividend yield of 3.28%; a risk-free interest rate of 3.56%; and an expected life of the option of 4.0 years. The weighted average assumptions used for the year ending December 31, 2003 were: an expected volatility factor of 42.7%; an expected dividend yield of 2.75%; a risk-free interest rate of 2.76%; and an expected life of the option of 4.7 years. The weighted average grant-date fair value of stock options and stock warrants granted during each of the years 2004, 2003 and 2002 was $3.33, $3.43 and $3.18 per share, respectively.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The following table presents net income and earnings per share had compensation cost for the Company's stock based compensation plans been determined in accordance with SFAS 123 for all outstanding and unvested awards for the years indicated:

Year Ended December 31
(In thousands, except per share data)	2004	2003	2002

Net income (as reported)	$66,684	$60,726	$56,677
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	1,557	1,218	993
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(2,030)	(1,986)	(2,116)
Net income (pro forma)	$66,211	$59,958	$55,554

Basic earnings per share (as reported)	$.95	$.87	$.81
Basic earnings per share (pro forma)	.94	.86	.79

Diluted earnings per share (as reported)	$.94	$.86	$.79
Diluted earnings per share (pro forma)	.93	.85	.78

During 2004 and 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options during 2004 and 2003 was immaterial. The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock totaled $3.2 million and $1.7 million at December 31, 2004 and 2003, respectively, and is a reduction to capital surplus.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits with banks, federal funds sold and other short-term investments with maturities less than 90 days.

Note 2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard will not have a material effect on the Company’s financial condition, results of operations or liquidity.

Notes to Consolidated Financial Statements

Note 2. Recent Accounting Pronouncements (Continued)

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management is not able to determine what impact the issuance of the final consensus will have on the Company’s financial condition, results of operations or liquidity.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitments, which states that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan.

The Company adopted the provisions of SAB 105 as of January 1, 2004. The impact of adopting SAB 105 was not material. This change in accounting may result in increased volatility in earnings in the future as changes in the value of derivative instruments utilized to hedge the loan commitments will continue to be reported currently in earnings, while offsetting changes in certain components of the fair value of the loan commitments will not be recognized until the loan is closed or sold.

In December 2003, The American Institute of Certified Public Accountants issued Statement of Position 03-3(SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations or liquidity.

    In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations, or liquidity.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

Notes to Consolidated Financial Statements

Note 2. Recent Accounting Pronouncements (Continued)

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied.

Effective December 31, 2003, the Company adopted the provisions of FIN 46 for all interests held in a VIE. The Company evaluated various entities in which it held an interest to determine if these entities met the definition of a variable interest entity (VIE), and whether the Company was the primary beneficiary and should consolidate the entity based on the variable interests it held. The Company owns 100% of the common stock of Republic Capital Trust I, which was formed in 2001 to issue trust preferred securities. Prior to the fourth quarter 2003 adoption of FIN 46, the Company consolidated this entity as a result of its ownership of the outstanding common securities. This entity met the FIN 46 definition of a VIE, but the Company is not the primary beneficiary in the entity. As such, the Company was required to deconsolidate the entity in the fourth quarter 2003. Deconsolidation of the entity changed the classification of the trust preferred securities held by the Company ($50 million) to subordinated debt. Banking regulators announced that such debt will continue to qualify as Tier 1 Capital. No other entities in which the Company held significant interest were determined to be VIE's under FIN 46. All prior periods have been restated to reflect the adoption of FIN 46. The requirements of FIN 46 did not impact the Company's net income or earnings per share.

Note 3. Investment Securities

Information regarding the Company's investment securities portfolio follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available For Sale:
December 31, 2004:
U.S. Government agency securities	$226,020	$12	$842	$225,190
Collateralized mortgage obligations	128,245	280	1,236	127,289
Mortgage-backed securities	65,370	155	311	65,214
Municipal and other securities	204,570	479	1,948	203,101
Total securities available for sale	$624,205	$926	$4,337	$620,794

December 31, 2003:
U.S. Government agency securities	$238,979	$215	$476	$238,718
Collateralized mortgage obligations	89,224	70	336	88,958
Mortgage-backed securities	76,580	556	11	77,125
Municipal and other securities	203,894	2,009	3,254	202,649
Total securities available for sale	$608,677	$2,850	$4,077	$607,450

Securities Held To Maturity:
December 31, 2004:
Collateralized mortgage obligations	$204,952	$127	$2,660	$202,419
Mortgage-backed securities	17,805	-	144	17,661
Total securities held to maturity	$222,757	$127	$2,804	$220,080

December 31, 2003:
Collateralized mortgage obligations	$133,882	$977	$566	$134,293
Mortgage-backed securities	22,673	131	30	22,774
Total securities held to maturity	$156,555	$1,108	$596	$157,067

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and estimated market value of investment securities at December 31, 2004, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies or private label securities rated “AAA” by a major rating agency.

December 31, 2004	Due Within		One to		Five to		After
(In thousands)	One Year		Five Years		Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Amort.	Market	Amort.	Market	Amort.	Market	Amort.	Market	Amort.	Market
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Securities Available For Sale:
U.S. government
agency securities	$92,000	$91,964	$-	$-	$91,080	$90,463	$42,940	$42,763	$226,020	$225,190
Collateralized mortgage
obligations (1)	-	-	128,245	127,289	-	-	-	-	128,245	127,289
Mortgage-backed
securities (1)	2,129	2,120	-	-	4,822	4,829	58,419	58,265	65,370	65,214
Municipal and other
securities	5	5	14	15	45,874	45,897	158,677	157,184	204,570	203,101
Total securities
available for sale	$94,134	$94,089	$128,259	$127,304	$141,776	$141,189	$260,036	$258,212	$624,205	$620,794

Securities Held To Maturity:
Collateralized mortgage
obligations (1)	$-	$-	$204,952	$202,419	$-	$-	$-	$-	$204,952	$202,419
Mortgage-backed
securities (1)	-	-	17,805	17,661	-	-	-	-	17,805	17,661
Total securities
held to maturity	$-	$-	$222,757	$220,080	$-	$-	$-	$-	$222,757	$220,080

(1)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

The following table summarizes the composition of investment securities which have unrealized losses at December 31, 2004. The table distinguishes between those securities which have been in a continuous unrealized loss position for less than 12 months versus 12 months or greater.

December 31, 2004
(In thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Securities Available For Sale:
U.S. government
agency securities	$143,205	$576	$34,639	$266	$177,844	$842
Collateralized mortgage
obligations	99,723	1,117	6,288	119	106,011	1,236
Mortgage-backed
securities	43,941	301	403	10	44,344	311
Municipal and other securities	70,719	699	46,655	1,249	117,374	1,948
Total temporarily impaired
securities available
for sale	$357,588	$2,693	$87,985	$1,644	$445,573	$4,337

Securities Held To Maturity:
Collateralized mortgage
obligations	$150,055	$1,989	$29,968	$671	$180,023	$2,660
Mortgage-backed
securities	13,716	77	3,945	67	17,661	144
Total temporarily impaired
securities held to
maturity	$163,771	$2,066	$33,913	$738	$197,684	$2,804

The Company believes that the unrealized losses in the table above are temporary. At December 31, 2004, all of the unrealized losses in the securities portfolio were comprised of investment grade municipalities, private label securities rated "AAA" by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. Individual securities in an unrealized loss position were 6% or less of their respective amortized cost basis. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Sales of investment securities resulted in the following realized gains and losses:

Year Ended December 31
(In thousands)	2004	2003	2002
Proceeds from sales	$182,662	$70,445	$323,444
Realized gains (losses):
Securities gains	2,721	2,228	6,156
Securities losses	(260)	(38)	(297)
Net gain on sales of securities	$2,461	$2,190	$5,859

Certain securities with a carrying value of $530.8 million and $418.4 million at December 31, 2004 and 2003 respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Notes to Consolidated Financial Statements

Note 4. Loans

Information regarding the Company's loan portfolio follows:

December 31
(In thousands)	2004	2003
Commercial:
Commercial and industrial	$32,632	$38,319
Real estate construction	224,643	247,393
Commercial real estate mortgages	1,318,017	1,235,421
Total commercial loans	1,575,292	1,521,133
Residential real estate mortgages	2,152,720	2,014,809
Installment loans	735,963	621,572
Total loans, net of unearned income	$4,463,975	$4,157,514

A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2004, approximately 80% of outstanding portfolio loans were concentrated in Michigan and 14% were in Ohio. At December 31, 2004, there were no aggregate loan concentrations of 10% or more of total portfolio loans in any particular industry.

Note 5. Allowance for Loan Losses and Impaired Loans

An analysis of changes in the allowance for loan losses follows:

Year Ended December 31
(In thousands)	2004	2003	2002

Balance at beginning of year	$40,271	$36,077	$29,157
Loans charged off	(7,105)	(9,523)	(10,385)
Recoveries on loans previously charged off	2,969	1,717	1,305
Net loans charged off	(4,136)	(7,806)	(9,080)
Provision for loan losses	8,500	12,000	16,000
Reclassification of allowance for loan losses
on unfunded loan commitments(1)	(2,817)	-	-
Balance at end of year	$41,818	$40,271	$36,077

Amount of balance at end of year:
Related to impaired loans	$5,672	$-	$-
Related to all other loans	$36,146	$40,271	$36,077

(1)
During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expenses and other liabilities”.

Non-performing loans totaled $29.3 million, $39.7 million and $39.6 million at December 31, 2004, 2003 and 2002, respectively. For loans classified as non-performing at December 31, 2004, the contractual interest due and actual interest recognized on those loans during 2004 was $1.9 million and $763,000, respectively.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans (continued)

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2004, all potential problem loans, classified as watch and substandard (with the exception of installment loans), and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. For December 31, 2003 and 2002, only non-accrual and restructured commercial loans were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

December 31
(In thousands)	2004	2003	2002

Average recorded investment in impaired loans for the year	$26,791	$20,867	$13,909

Gross recorded investment in impaired loans (year-end)	$59,840	$27,666	$21,476
Impaired loans requiring a specific allocated allowance	41,001	-	-
Specific impairment allowance	5,672	-	-

Interest income recognized on impaired loans	$199	$-	$-

An impaired loan for which it is deemed necessary to record a specific allocated allowance may be written down to the fair value of the underlying collateral via a direct charge-off against the allowance for loan losses at the time it is determined the loan balance exceeds the fair value of the collateral. An impaired loan not requiring a specific allocated allowance represents a loan for which the fair value of the underlying collateral equals or exceeds the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

Note 6. Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at December 31, 2004 and 2003. The Company earned an average dividend on the FHLB stock of 4.51% and 4.99% during 2004 and 2003, respectively.

Note 7. Premises and Equipment

Premises and equipment consisted of the following:

December 31
(In thousands)	2004	2003
Land	$3,951	$3,301
Furniture, fixtures and equipment	53,020	51,195
Buildings and improvements	31,430	28,280
	88,401	82,776
Less accumulated amortization and depreciation	(61,908)	(55,848)
Premises and equipment	$26,493	$26,928

Depreciation and amortization expense of premises and equipment totaled $6,224, $6,142 and $6,240 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

Note 7. Premises and Equipment (continued)

The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2004, 2003 and 2002 totaled $4.9 million, $5.4 million and $5.7 million, respectively.

As of December 31, 2004, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

Year Ending	Operating
(In thousands)	Lease Payments

2005	$4,752
2006	3,841
2007	3,001
2008	2,204
2009	1,277
2010 and thereafter	3,382
Total minimum lease payments required	$18,457

Note 8. Intangible Assets

Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill. The goodwill balance at December 31, 2004 and 2003 was $1.2 million.

The following table summarized the Company's core deposit intangible asset which is subject to amortization:

December 31,
(In thousands)	2004	2003
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,475
Accumulated amortization	6,894	5,897
Net book value	$3,989	$4,578

Amortization expense on the core deposit intangible asset totaled $997,000, $990,000 and $990,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the future core deposit intangible amortization expense is as follows:

Year Ending	Amortization
(In thousands)	Expense

2005	$977
2006	864
2007	864
2008	704
2009	156
2010 and thereafter	424
Total amortization required	$3,989

Notes to Consolidated Financial Statements

Note 9. Bank Owned Life Insurance

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The Non-Modified Endowment Contract policy allows for additional investments in each of the next four years without increasing the face amount of the insurance policy or requiring the participation of more employees. There were no additions to the Non-Modified Endowment Contract policy during 2004. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

Note 10. Short-Term Borrowings

Short-term borrowings were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(In thousands)	Balance	At Year-End	Balance	During Year	Balance

December 31, 2004
Federal funds purchased	$365,000	2.37%	$348,555	1.47%	$389,000
Security repurchase agreements	173,300	1.32	213,880	1.04	268,155
Other short-term borrowings	-	-	266	0.91	541
Total short-term borrowings	$538,300	2.03%	$562,701	1.31%	$657,696

December 31, 2003
Federal funds purchased	$313,000	1.12%	$280,745	1.21%	$326,500
Security repurchase agreements	177,745	1.00	56,637	0.91	177,745
Other short-term borrowings	500	0.75	339	0.90	500
Total short-term borrowings	$491,245	1.08%	$337,721	1.16%	$504,745

Federal funds purchased mature within one day following the transaction date. At December 31, 2004, Republic Bank had $227.5 million of unused lines of credit available with third parties for federal funds purchased. Short-term security repurchase agreements are secured by certain securities with a carrying value of $178.4 million. Other short-term borrowings at December 31, 2003 were comprised of treasury, tax and loan demand notes.

At December 31, 2004, the Company maintained a $15 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2004 or 2003. The agreement expires on December 26, 2005.

Note 11. Short-Term FHLB Advances

Short-term FHLB advances were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(In thousands)	Balance	At Year-End	Balance	During Year	Balance

December 31, 2004
Short-term FHLB advances	$215,000	2.25%	$289,301	1.62%	$431,000

December 31, 2003
Short-term FHLB advances	$280,000	1.19%	$266,126	1.38%	$490,000

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $282.3 million available in unused borrowings with the FHLB at December 31, 2004.

Notes to Consolidated Financial Statements

Note 12. Long-Term FHLB Advances And Security Repurchase Agreements

Long-term FHLB advances and security repurchase agreements outstanding as of December 31, 2004 and 2003 are presented below. Classifications are based on original maturities.

December 31
(In thousands)	2004		2003
		Average		Average
	Ending	Rate at	Ending	Rate at
	Balance	Year-End	Balance	Year-End

Long-term FHLB advances:
Bullet advances	$368,774	3.80%	$410,276	3.82%
Putable advances	680,000	5.75	680,000	5.75
Total long-term FHLB advances	1,048,774	5.07	1,090,276	5.02
Long-term security repurchase agreements	342,104	2.68	196,450	2.67
Total long-term FHLB advances and
security repurchase agreements	$1,390,878	4.48%	$1,286,726	4.66%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $351.6 million.

The principal maturities of long-term FHLB advances and security repurchase agreements outstanding at December 31, 2004 are as follows:

(In thousands)	Amount

2005	$131,353
2006	190,165
2007	229,224
2008	139,108
2009	56,189
2010 and thereafter	644,839
Total	$1,390,878

Note 13. Long-Term Debt

Long-term debt consists of the following:

December 31
(In thousands)	2004	2003
Subordinated notes, interest at 8.60% payable
quarterly, maturing 2031	$50,000	$50,000

In October 2001, Republic Capital Trust I (Trust), a Delaware business trust and then newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time on or after December 31, 2006, subject to regulatory approval. The preferred securities trade on The NASDAQ Stock Market® under the symbol RBNCP. The Company used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock. The Trust relies solely on the interest payments made by the Company on the subordinated debentures issued by the Company to the Trust. During 2004, 2003 and 2002, Republic Capital Trust I utilized the interest received by the Company and declared and paid preferred dividends totaling $4.3 million annually.

Notes to Consolidated Financial Statements

Note 13. Long-Term Debt (Continued)

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

Note 14. Shareholders' Equity

On October 21, 2004, the Board of Directors declared a 10% stock dividend distributed on December 3, 2004 to shareholders of record on November 5, 2004. On October 16, 2003, the Board of Directors declared a 10% stock dividend distributed on December 1, 2003 to shareholders of record on November 7, 2003. On October 17, 2002, the Board of Directors declared a 10% stock dividend distributed on December 2, 2002 to shareholders of record on November 8, 2002. Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

The Company repurchased 527,500, 1,276,000, and 1,613,700 shares of common stock in 2004, 2003 and 2002, respectively. On February 15, 2001, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,100,000 shares of the Company's outstanding common shares. On October 18, 2001, the Board of Directors amended the 2001 Stock Repurchase Program to allow for the repurchase of up to 3,300,000 shares. This program was further amended on October 17, 2002 by the Board of Directors to allow for the repurchase of 4,300,000 shares. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. The 2003 Stock Repurchase Program commenced at the conclusion of the 2001 Program. As of December 31, 2004, there were 1,900,352 shares available for repurchase under the 2003 Program.

Notes to Consolidated Financial Statements

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(Dollars in thousands, except per share data)	2004(1)	2003(1)	2002(1)

Numerator for basic and diluted earnings per share:

Net income	$66,684	$60,726	$56,677

Denominator:
Denominator for basic earnings per share-
weighted-average shares	70,381,837	69,605,884	70,383,455

Effect of dilutive securities:
Employee stock options	825,150	907,733	958,570
Warrants	66,212	75,185	77,995
Dilutive potential common shares	891,362	982,918	1,036,565

Denominator for diluted earnings per share-
adjusted weighted-average shares for
assumed conversions	71,273,199	70,588,802	71,420,020

Basic earnings per share	$.95	$.87	$.81

Diluted earnings per share	$.94	$.86	$.79

(1)	Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Note 16. Stock-Based Compensation

The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company's accounting policies relating to stock-based compensation.

Stock Options

The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company's shareholders and adopted effective February 19, 1998, and was amended April 26, 2000, authorizes the issuance of up to 3,824,960 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 3,824,960 options to purchase common shares under the 1998 Stock Option Plan, up to 1,771,561 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company's shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2004 and 2003, options available for future grant under the 1998 Stock Option Plan totaled 988,578 and 947,556, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 409,530 and 407,246 at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

The following table presents stock option activity for the years indicated:

Year Ended December 31	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	3,194,529	$7.30	4,636,273	$7.13	4,817,744	$6.80
Granted	4,185	12.18	8,158	10.97	518,863	8.97
Exercised	(654,661)	6.49	(1,370,704)	6.69	(463,562)	5.59
Canceled	(48,616)	8.30	(79,198)	8.43	(236,772)	7.41
Outstanding at end of year	2,495,437	$7.50	3,194,529	$7.30	4,636,273	$7.13

Additional information regarding stock options outstanding and exercisable at December 31, 2004 is provided in the following table:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Of Shares	Contractual	Exercise	Of Shares	Exercise
Range of Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price

$2.150	-	$5.075	289,916	1.77	$4.394	289,916	$4.394
$5.285	-	$6.649	337,633	4.38	6.353	337,633	6.353
$6.908	-	$6.915	260,733	4.79	6.910	260,733	6.910
$6.985	-	$7.268	249,474	4.21	7.018	249,474	7.018
$7.515	-	$8.580	346,846	3.13	8.245	346,846	8.245
$8.581	-	$8.581	112,222	6.16	8.581	112,222	8.581
$8.623	-	$8.623	348,441	6.13	8.623	250,214	8.623
$8.636	-	$8.805	136,814	3.38	8.697	136,814	8.697
$8.955	-	$8.955	392,832	7.14	8.955	183,734	8.955
$9.194	-	$12.182	20,526	7.69	10.487	9,075	9.939

$2.150	-	$12.182	2,495,437	4.66	$7.502	2,176,661	$7.295

At December 31, 2004, 2003 and 2002, options for 2,176,661, 2,403,261 and 2,963,772 shares of common stock, respectively, were exercisable.

Voluntary Management Stock Accumulation Program

Under the Voluntary Management Stock Accumulation Program, which was approved by the Company’s shareholders, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 221,445 common shares per year for sale as program shares, subject to an overall maximum of 885,780 shares while the Program is in effect. Consequently, an annual maximum of 442,890 common shares is authorized for tandem stock options (subject to an overall maximum of 1,771,561 stock option shares issued from the 1998 Stock Option Plan). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years from the date of grant. Common shares and tandem stock options available for future grant totaled 271,986 and 543,972, respectively at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

Stock Warrants

The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company's common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. In 2004 and 2003, in lieu of warrants, an annual retainer of $15,000 and $10,000, respectively payable in common stock was issued to each director, compared to total warrants issued of 31,944 in 2002. At December 31, 2004, 193,016 warrants were outstanding with exercise prices ranging from $3.95 to $10.97.

Incentive Stock Plan

The Company's Incentive Stock Plan, which was approved by the Company's shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2004, the maximum number of authorized shares allowed for grant totaled 3,521,253. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2004 and 2003, 526,841 and 366,505 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $2.4 million in 2004, $1.9 million in 2003 and $1.5 million in 2002. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 2004, 351,038 restricted shares were issued, compared to 324,845 in 2003 and 182,808 in 2002. The weighted average grant-date fair value of restricted shares issued in 2004, 2003 and 2002 was $12.49, $10.16 and $9.26, respectively.

Stock-Based Compensation Plan Summary Information

The following table presents all stock-based compensation plans that were previously approved by security holders at December 31, 2004:

	(a)	(b)	(c)
	Number of		Number of securities
	Securities to be		remaining available
	Issued Upon		for future issuance under
	Exercise of	Weighted-Average	equity compensation
	Outstanding	Exercise Price of	plans (excluding
	Options and	Options and	securities reflected
Compensation Plan	Warrants	Warrants	in column (a)(1)
Equity compensation plans approved by
security holders	2,688,453	$7.48	4,678,003
Equity compensation plans not approved by
security holders	-	-	-
Total	2,688,453	$7.48	4,678,003

(1)
Of the equity securities listed in this column, 2,994,412 are shares issuable under the Incentive Stock Plan, 285,483 are warrants and shares issuable under the Director Compensation Plan, 988,578 are options issuable under the 1998 Stock Option Plan (which includes 543,972 options issuable under the Voluntary Management Stock Accumulation Program), and 409,530 are options issuable under the 1997 Stock Option Plan. The number of shares available for issuance under the Incentive Stock Plan is based on a formula and at any time is equal to 5% of the issued and outstanding stock of Republic.

Notes to Consolidated Financial Statements

Note 17. Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. The employer contributions to this defined contribution plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan, including forfeitures, for the years ended December 31, 2004, 2003 and 2002 totaled $1.0 million, $1.9 million and $1.4 million, respectively.

Note 18. Other Noninterest Expense

The two largest components of other noninterest expense were as follows:

Year Ended December 31
(In thousands)	2004	2003	2002

Voice and data communications	$2,871	$2,799	$2,840
State income taxes	1,717	3,573	3,127

Note 19. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2004, 2003, and 2002 were as follows.

(In thousands)	2004	2003	2002
Current income tax expense	$30,978	$27,211	$26,640
Deferred income tax benefit	(3,068)	(1,315)	(1,953)
Total income tax expense	$27,910	$25,896	$24,687

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

(In thousands)	2004		2003
	Deferred		Deferred
	Asset	Liability	Asset	Liability

Allowance for loan losses	$14,250	$-	$13,709	$-
Originated mortgage servicing rights	-	1,059	-	513
Deferred loan origination fees and costs, net	-	8,636	-	8,882
Deferred compensation contributions and gains	4,398	-	3,216	-
Restricted stock amortization	1,006	-	666	-
Depreciation/amortization	-	769	-	819
Stock dividends on FHLB stock	-	1,886	-	1,886
Unrealized loss on securities available for sale	1,194	-	430	-
Loan mark-to-market adjustment	-	-	308	-
Unfunded commitment reserve	986	-	-	-
Other temporary differences	987	281	378	249
Total deferred taxes	$22,821	$12,631	$18,707	$12,349

Notes to Consolidated Financial Statements

Note 19. Income Taxes (Continued)

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

Year ended December 31
(In thousands)	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$33,108	35.0%	$30,318	35.0%	$28,477	35.0%
Net tax exempt interest income	(2,668)	(2.8)	(2,171)	(2.5)	(2,707)	(3.3)
Bank owned life insurance income	(1,627)	(1.7)	(1,932)	(2.2)	(767)	(1.0)
Other, net	(903)	(1.0)	(319)	(.4)	(316)	(.4)
Provision for income taxes	$27,910	29.5%	$25,896	29.9%	$24,687	30.3%

Note 20. Legal Proceedings

The Company and its subsidiaries are subject to certain legal actions and proceedings in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from such legal actions would not have a material adverse effect on the Company's financial condition.

Note 21. Transactions With Related Parties

The Company has no material related party transactions which would require disclosure. Republic Bank has, in the normal course of business and in accordance with applicable regulations, made loans to certain directors and executive officers and to organizations in which certain directors and executive officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

Note 22. Segment Information

The Company's operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and consumer loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources, operation costs and any corporate debt.

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

The Company evaluates performance and allocates resources based on profit or loss from operations. Business segment performance is determined based on the Company's management accounting process, in which the accounting policies of the reportable segments are primarily the same as those described in the summary of significant accounting policies. The accounting process assigns revenue, expenses and assets to a business segment using specific identification and an allocation methodology. Changes in the allocation methodology may result in changes in allocations and assignments. In that case, however, results for prior periods would be restated to allow comparability between periods. Each business segment is credited for the interest income earned on its assets. The assets of commercial banking are commercial loans. The retail banking segment's assets include direct consumer loans and deposits in excess of its loan balances. The mortgage banking segment's assets are mortgage loans held for sale and residential construction loans. The commercial and mortgage segments' internal funding costs are based on the overall cost of funds of Republic Bank. The retail segment is charged for the interest expense on deposits and receives an internal funding credit for excess deposits at Republic Bank's overall yield on earning assets. Excluding the internal funding and transfer pricing on mortgage portfolio loans and certain installment loans, the Company does not have intracompany revenues or expenses. Noninterest income and expenses directly attributable to a business segment's operations are assigned to that business segment. The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in Treasury and Other. Equity is allocated to the commercial banking and mortgage banking segments based on a percentage of their assets. Equity is allocated to the retail banking segment based on a percentage of its deposits.

Revenues from no individual customer exceeded 10 percent of consolidated total revenues. The Company's segments are not necessarily comparable with similar information for any other financial institution.

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

The following table presents the financial results of each business segment for the last three years.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2004
Net interest income from external customers	$87,284	$(24,694)	$14,917	$72,343	$149,850
Internal funding	(34,597)	123,738	(7,053)	(82,088)	-
Net interest income	52,687	99,044	7,864	(9,745)	149,850
Provision for loan losses	3,174	1,521	273	3,532	8,500
Noninterest income	5,364	11,859	23,165	6,931	47,319
Noninterest expense	10,469	32,233	21,184	30,189	94,075
Income before taxes	44,408	77,149	9,572	(36,535)	94,594
Income taxes	15,543	27,002	3,350	(17,985)	27,910
Net income	$28,865	$50,147	$6,222	$(18,550)	$66,684
Depreciation and amortization	$120	$2,923	$1,792	$4,238	$9,073
Capital expenditures	$106	$2,927	$580	$2,185	$5,798
Net identifiable assets (in millions)	$1,556	$2,917	$263	$978	$5,714
Return on equity(1)	18.90%	37.09%	44.48%	n/m	17.03%
Return on assets	1.89%	1.77%	2.22%	n/m	1.18%
Efficiency ratio	18.03%	29.06%	68.27%	n/m	47.34%

For the Year Ended December 31, 2003
Net interest income from external customers	$88,046	$(30,325)	$29,702	$55,074	$142,497
Internal funding	(35,097)	133,507	(13,086)	(85,324)	-
Net interest income	52,949	103,182	16,616	(30,250)	142,497
Provision for loan losses	9,428	1,576	273	723	12,000
Noninterest income	1,026	11,977	51,914	(4,138)	60,779
Noninterest expense	10,201	31,558	29,085	33,810	104,654
Income before taxes	34,346	82,025	39,172	(68,921)	86,622
Income taxes	12,254	29,265	13,710	(29,333)	25,896
Net income	$22,092	$52,760	$25,462	$(39,588)	$60,726
Depreciation and amortization	$121	$2,974	$2,273	$4,749	$10,117
Capital expenditures	$84	$2,290	$506	$2,666	$5,546
Net identifiable assets (in millions)	$1,503	$2,743	$322	$786	$5,354
Return on equity(1)	15.13%	39.93%	91.95%	n/m	17.33%
Return on assets	1.51%	1.90%	4.59%	n/m	1.23%
Efficiency ratio	18.90%	27.40%	42.44%	n/m	51.23%

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2002
Net interest income from external customers	$97,458	$(46,636)	$36,669	$54,361	$141,852
Internal funding	(42,462)	151,688	(17,801)	(91,425)	-
Net interest income	54,996	105,052	18,868	(37,064)	141,852
Provision for loan losses	5,780	1,393	-	8,827	16,000
Noninterest income	2,129	9,528	36,488	7,882	56,027
Noninterest expense	8,881	31,937	28,644	31,053	100,515
Operating income before taxes	42,464	81,250	26,712	(69,062)	81,364
Income taxes	15,212	28,980	9,349	(28,854)	24,687
Net operating income	$27,252	$52,270	$17,363	$(40,208)	$56,677
Depreciation and amortization	$142	$3,151	$2,454	$4,658	$10,405
Capital expenditures	$75	$803	$629	$1,828	$3,335
Net identifiable assets (in millions)	$1,450	$2,865	$824	$(361)	$4,778
Return on equity(1)	19.30%	40.29%	59.36%	n/m	17.52%
Return on assets	1.93%	1.83%	2.97%	n/m	1.24%
Efficiency ratio	15.55%	27.87%	51.75%	n/m	51.29%
(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- Not meaningful

Note 23. Off-Balance Sheet Transactions

In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit that are not reflected in the consolidated financial statements. The contractual amounts of these instruments express the extent of the Company's involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, management believes that they do not represent unusual risks for the Company.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company's loan review and approval procedures and credit policies.   Based upon management's credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probably credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities”. At December 31, 2004, deferred revenue for standby letters of credit was $367,000. At December 31, 2003, deferred revenue for standby letters of credit was $189,000.

Notes to Consolidated Financial Statements

Note 23. Off-Balance Sheet Transactions (Continued)

The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 2004 and 2003:

December 31
(In thousands)	2004	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$254,374	$296,978
Commitments to fund commercial real estate loans	390,363	331,428
Other unused commitments to extend credit	422,652	396,253
Standby letters of credit	110,291	71,834

Note 24. Hedging Activities

Mortgage Banking

In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, in June 2000 by Statement 138, Accounting For Certain Derivative Instruments and Certain Hedging Activities and in April 2003 by Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and was required to be adopted by the Company in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company implemented SFAS 133 effective January 1, 2001.

At December 31, 2004, the Company had outstanding $46.2 million of commitments to fund residential real estate loan applications with agreed-upon rates ("Interest Rate Lock Commitments" or "IRLCs"). IRLCs subject the Company to market risk due to fluctuations in interest rates.

At December 31, 2004, the Company had outstanding mandatory forward commitments to sell $141.5 million of residential mortgage loans. These mandatory forward commitments hedged the value of $98.5 million of mortgage loans held for sale and $43.0 million of IRLCs utilizing fair value hedge accounting for derivatives. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2005 without producing any material gains or losses.

At December 31, 2003, outstanding forward commitments to sell mortgage loans totaled $162.5 million, which included put options on 10-year treasury futures with a notional amount of $2.5 million. These mandatory forward commitments covered $115.3 million of the mortgage loans held for sale balance and $47.2 million covered IRLCs. The Company had $51.0 million of IRLCs outstanding at December 31, 2003.

For the years ended December 31, 2004 and 2003, the Company's hedging policies using mandatory forward commitments, as they relate to mortgage loans held for sale, were highly effective. Therefore, the impact of SFAS 133 on net income was immaterial.

IRLCs are defined as derivatives under SFAS 133. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because mortgage-banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking revenue on the income statement. The fair value of IRLCs, mandatory forward commitments and put options was immaterial at December 31, 2004 and 2003. The Company does not enter into derivative transactions for purely speculative purposes.

Notes to Consolidated Financial Statements

Note 24. Hedging Activities (continued)

Interest Rate Swap Transactions

During the second quarter of 2004, the Company entered into interest rate swap transactions with a total notional amount of $73.3 million as part of its asset/liability management activities and associated management of interest rate risk. Using interest rate swaps, the Company’s interest rate sensitivity is adjusted to maintain a desired interest rate risk profile. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Maximizing hedge effectiveness is the primary consideration in choosing the specific liability to be hedged. The Company’s interest rate swap transactions are used to adjust the interest rate sensitivity of certain long-term fixed-rate FHLB advances and security repurchase agreements (interest-bearing liabilities) and will not need to be replaced at maturity, since the corresponding liability will mature along with the interest rate swap.

The interest rate swaps are designated as fair value type hedges. As required by SFAS 133, all interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet. The hedging relationship involving the interest-bearing liabilities and the interest rate swaps meet the conditions of SFAS 133 to assume no ineffectiveness in the hedging relationship. As a result, changes in the fair value of the interest rate swaps and the interest-bearing instruments offset with no impact on income.

Interest expense on interest rate swaps used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the designated hedged exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, liabilities carried at historical cost, with interest recorded on an accrual basis.

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at December 31, 2004 are summarized as follows:

	Year of Maturity
(In thousands)	2004	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps: (1)
Notional amount	$-	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	-	(250)	(658)	(908)
Weighted average:
Receive rate	-%	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	-	1.91%	2.55%	2.24%

(1)	Variable interest rates, which generally are based on the one-month and three-month London interbank offered rates (“LIBOR”) in effect on the date of repricing.

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

Mortgage Loans Held for Sale:
The fair value of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties.

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

Federal Funds Purchased and Other Short-term Borrowings:
Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 2004 and 2003. The carrying amount is a reasonable estimate of fair value of other short-term borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

Notes to Consolidated Financial Statements

Note 25.   Estimated Fair Value of Financial Instruments (Continued)

Short-Term FHLB Advances:
The carrying amount is a reasonable estimate of fair value since the majority of these instruments were entered into at or near December 31, 2004 and 2003 or these financial instruments are tied to floating rate indices such as LIBOR, and reprice frequently.

Long-term FHLB Advances and Security Repurchase Agreements:
Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for debt with similar terms.

Long-Term Debt:
Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Company for debt with similar terms.

Off-Balance Sheet Financial Instruments:
The Company's off-balance sheet financial instruments are detailed in Note 23.

Hedging Instruments:
The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates and forward commitments to sell residential real estate loans may result in a gain or loss upon the sale of the funded residential real estate loans. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2004 and 2003, which are based on quoted market prices, were not material.

The following table presents the estimated fair values of the Company's financial instruments:

	2004		2003
December 31	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$53,671	$53,671	$63,858	$63,858
Mortgage loans held for sale	105,318	105,440	135,360	136,240
Securities available for sale	620,794	620,794	607,450	607,450
Securities held to maturity	222,757	220,080	156,555	157,067
Loans, net of the allowance for loan losses	4,422,157	4,425,518	4,117,243	4,171,300
Federal Home Loan Bank stock	80,511	80,511	80,500	80,500

Liabilities:
Noninterest-bearing deposits	274,747	274,747	256,265	256,265
NOW, savings and money market accounts	1,307,228	1,307,228	1,239,074	1,239,074
Certificates of deposit maturing in:
Six months or less	382,383	382,782	265,043	265,051
Over six months to one year	137,163	137,171	162,860	162,945
Over one year to three years	484,782	490,421	573,459	583,161
Over three years	459,908	480,268	318,568	340,078
Total certificates of deposit	1,464,236	1,490,642	1,319,930	1,351,235
Total deposits	3,046,211	3,072,617	2,815,269	2,846,574
Federal funds purchased and other
short-term borrowings	538,300	538,300	491,245	491,245
Short-term FHLB advances	215,000	215,000	280,000	280,000
Long-term FHLB advances and security
repurchase agreements	1,390,878	1,451,716	1,286,726	1,386,879
Long-term debt	50,000	50,306	50,000	50,316

Notes to Consolidated Financial Statements

Note 26. Regulatory Matters

Republic Bank is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2004, these reserves totaled $4.9 million. At December 31, 2003, the reserves totaled $4.0 million.

The principal source of cash flows for the parent company is dividends from Republic Bank. Banking regulations limit the amount of dividends a state chartered financial institution may declare to the parent company in any calendar year. On December 31, 2004, $173.4 million was available for payment of dividends.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in regulatory actions that impact the Company's financial statements. Capital adequacy guidelines require minimum capital ratios of 8.00% for total risk-based capital, 4.00% for Tier 1 risk-based capital and 4.00% (and in some cases 3.00%) for Tier 1 leverage. All financial institutions must meet capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered well capitalized under such guidelines, a financial institution must maintain minimum capital ratios of 10.00% for total risk-based capital, 6.00% for Tier 1 risk-based capital and 5.00% for Tier 1 leverage. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators with respect to components, risk weightings and other factors.

Management believes, as of December 31, 2004, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

Republic Bank is also required to maintain minimum net worth capital requirements with various governmental agencies as a result of its mortgage banking operations. The net worth requirements related to mortgage banking are governed by the Department of Housing and Urban Development. As of December 31, 2004, Republic Bank met its minimum net worth requirements.

As of December 31, 2004, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Notes to Consolidated Financial Statements

Note 26. Regulatory Matters (Continued)

Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2004 and 2003, along with a comparison to the year-end capital amounts and ratios established by the regulators.

(In thousands)	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital (to risk weighted assets)(1):
Consolidated	$498,469	12.96%	$307,703	8.00%	$384,629	10.00%
Republic Bank	479,719	12.53	306,294	8.00	382,868	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$456,651	11.87%	$153,852	4.00%	$230,778	6.00%
Republic Bank	437,901	11.44	153,147	4.00	229,721	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$456,651	7.94%	$172,551	3.00%	$287,585	5.00%
Republic Bank	437,901	7.64	172,038	3.00	286,731	5.00

As of December 31, 2003
Total capital (to risk weighted assets)(1):
Consolidated	$454,549	12.85%	$282,898	8.00%	$353,622	10.00%
Republic Bank	443,286	12.59	281,568	8.00	351,959	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$414,278	11.72%	$141,449	4.00%	$212,173	6.00%
Republic Bank	403,015	11.45	140,784	4.00	211,176	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$414,278	8.04%	$154,849	3.00%	$258,082	5.00%
Republic Bank	403,015	7.84	154,181	3.00	256,969	5.00

(1)	As defined in the regulations

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

Parent Company Only Balance Sheets
December 31 (In thousands)	2004	2003

Assets:
Cash and due from banks	$84	$311
Interest earning deposits	30,398	26,377
Cash and cash equivalents	30,482	26,688
Investment in subsidiaries	441,996	407,652
Notes and advances receivable from subsidiary	96	59
Furniture and equipment	54	90
Other assets	16,888	15,010
Total assets	$489,516	$449,499

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities	$28,332	$28,533
Subordinated debentures	51,546	51,546
Total liabilities	79,878	80,079
Total shareholders' equity	409,638	369,420
Total liabilities and shareholders' equity	$489,516	$449,499

Parent Company Only Income Statements
Year Ended December 31 (In thousands)	2004	2003	2002

Interest income	$84	$79	$520
Dividends from subsidiary	35,000	31,000	24,287
Management fee from subsidiary	5,000	5,000	8,000
Total income	40,084	36,079	32,807

Interest expense	4,433	4,472	5,265
Salaries and employee benefits	6,127	5,365	5,115
Other expenses	1,575	3,838	3,020
Total expenses	12,135	13,675	13,400
Income before income taxes and excess
of undistributed earnings of
subsidiary over dividends	27,949	22,404	19,407
Income tax credit	(2,839)	(3,293)	(2,015)
Income before excess of undistributed earnings
of subsidiary over dividends	30,788	25,697	21,422
Excess of undistributed earnings of
subsidiary over dividends	35,896	35,029	35,255
Net income	$66,684	$60,726	$56,677

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information (Continued)

Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$66,684	$60,726	$56,677
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,239	960	906
Excess of undistributed earnings of
subsidiary over dividends	(35,896)	(35,029)	(35,255)
(Increase) decrease in other assets	(1,996)	(2,182)	24,632
Increase (decrease) in other liabilities	(776)	4,391	(403)
Other, net	(540)	(36)	252
Total adjustments	(37,969)	(31,896)	(9,868)
Net cash provided by operating activities	28,715	28,830	46,809

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Repayment of long-term debt	-	(13,500)	-
Net proceeds from issuance of common shares	9,367	12,970	4,687
Repurchase of common shares	(7,883)	(15,022)	(18,750)
Dividends paid on common shares	(26,405)	(20,159)	(18,082)
Net cash used in financing activities	(24,921)	(35,711)	(32,145)

Net increase (decrease) in cash and cash equivalents	3,794	(6,881)	14,664
Cash and cash equivalents at beginning of year	26,688	33,569	18,905
Cash and cash equivalents at end of year	$30,482	$26,688	$33,569

 Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2004 and 2003:

					Full
(In thousands, except per share data)	1Q	2Q	3Q	4Q	Year

2004

Earnings Summary
Interest income	$67,819	$67,992	$72,291	$74,277	$282,379
Interest expense	31,940	31,795	33,591	35,203	132,529
Net interest income	35,879	36,197	38,700	39,074	149,850
Provision for loan losses	2,500	2,000	2,250	1,750	8,500
Mortgage banking income	5,174	6,566	4,558	6,441	22,739
Gain on sale of securities	688	674	602	497	2,461
Gain on sale of SBA loans	521	665	1,400	1,230	3,816
Income from bank owned life insurance	1,303	1,180	1,070	1,095	4,648
Other noninterest income and service charges	3,128	3,433	3,219	3,875	13,655
Total noninterest expense	21,022	23,379	23,348	26,326	94,075
Income before taxes	23,171	23,336	23,951	24,136	94,594
Net income	16,299	16,368	17,213	16,804	66,684

Per Common Share
Basic earnings	$.23	$.23	$.24	$.24	$.95
Diluted earnings	.23	.23	.24	.24	.94
Cash dividends declared	.09	.09	.10	.11	.38

2003

Earnings Summary
Interest income	$65,750	$66,842	$66,560	$66,528	$265,680
Interest expense	31,225	30,977	30,150	30,831	123,183
Net interest income	34,525	35,865	36,410	35,697	142,497
Provision for loan losses	3,000	3,000	3,000	3,000	12,000
Mortgage banking income	9,736	10,455	10,567	8,218	38,976
Gain on sale of securities	448	432	619	691	2,190
Gain on sale of SBA loans	195	96	19	12	322
Income from bank owned life insurance	1,295	1,320	1,432	1,472	5,519
Other noninterest income and service charges	3,187	3,194	3,513	3,878	13,772
Total noninterest expense	24,382	26,701	27,247	26,324	104,654
Income before taxes	22,004	21,661	22,313	20,644	86,622
Net income	15,153	15,158	15,790	14,625	60,726

Per Common Share
Basic earnings	$.22	$.22	$.23	$.21	$.87
Diluted earnings	.21	.22	.22	.21	.86
Cash dividends declared	.07	.07	.08	.09	.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls And Procedures. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is collected and then processed, summarized and disclosed within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive and Chief Financial Officer have concluded that these procedures are effective.
Internal Controls. See pages 35 and 36 for the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2005 annual meeting of shareholders entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers Of The Registrant

The following is a list of all the executive officers (4) of the Company as of December 31, 2004. All of these officers are elected annually by the Board of Directors. Each of the executive officers has served as an officer of the Company for more than five years. There are no family relationships among any of the executive officers.
Name	Age	Position	Officer Since

Jerry D. Campbell	64	Chairman of the Board	1985
Dana M. Cluckey	44	President and Chief Executive Officer	1986
Barry J. Eckhold	58	Senior Vice President and Chief Credit Officer	1990
Thomas F. Menacher, CPA	48	Executive Vice President, Treasurer, Chief Financial Officer and Corporate Secretary	1992

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other senior financial officers. The code of ethics is posted on the Company's website at www.republicbancorp.com under the Corporate Governance link in the Investor Relations section.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2005 annual meeting of shareholders entitled "Personnel and Compensation Committee Report" and "Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2005 annual meeting of shareholders entitled "Stock Ownership", "Certain Relationships and Related Transactions" and "Executive Officers--Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2005 annual meeting of shareholders entitled "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2005 annual meeting of shareholders entitled "Independent Public Accountants."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

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

(4)(c)
Revolving Credit Agreement dated as of December 29, 2000, between the Company and Firstar Bank, National Association (incorporated by reference to Exhibit 4(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (file no. 000-15374)).

(4)(d)	Fourth Amendment to Revolving Credit Agreement dated as of December 27, 2004, between the Company and U. S. Bank National Association. *

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

(10)(j)
Second Amended and Restated Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2004 (file no. 0-15734)).

(10)(k)
Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(l)
Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(m)
Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(n)
D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(o)
Change in Control Severance Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(p)
Change in Control Severance Agreement for Thomas F. Menacher (incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(q)
Change in Control Severance Agreement for Barry J. Eckhold (incorporated by reference to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(r)
Change in Control Severance Agreement for Jerry D. Campbell (incorporated by reference to Exhibit 10(s) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(s)
Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10(q) to the registrant's Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 0-15734)).

(11)	No statement is required to be filed because the computations can be clearly determined from the materials contained in the Annual Report on Form 10-K.

(12)	Computations of ratios of earnings to fixed charges.*

(21)	Subsidiaries of the Company.*

(23)	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*

(24)	Powers of Attorney.*

(31)(a)	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(31)(b)	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).*

(32)(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

(32)(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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

(10)(j)
Second Amended and Restated Directors Compensation Plan of the Company, (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2004 (file no. 0-15734)).

(10)(k)
Deferred Compensation Plan of the Company, as Amended and Restated Effective June 17, 1999, (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000 (file no. 0-15734)).

(10)(l)
Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement Form S-2 filed with the Securities and Exchange Commission on February 12, 1992 (file no. 33-46069)).

(10)(m)
Form of Indemnity Agreement between the Company and certain executive officers and directors of the Company (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(n)
D&N Financial Corporation 1994 Management Stock Incentive Plan (incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 20, 1999 (file no. 333-83265)).

(10)(o)
Change in Control Severance Agreement for Dana M. Cluckey (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(p)
Change in Control Severance Agreement for Thomas F. Menacher (incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(q)
Change in Control Severance Agreement for Barry J. Eckhold (incorporated by reference to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(r)
Change in Control Severance Agreement for Jerry D. Campbell (incorporated by reference to Exhibit 10(s) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (file no. 0-15734)).

(10)(s)
Second Amendment to the 1998 Stock Option Plan of the Company dated February 17, 2000 (incorporated by reference to Exhibit 10(q) to the registrant's Form 10-K filed with the Securities and Exchange Commission on March 22, 2001 (file no. 0-15734)).

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

REPUBLIC BANCORP INC.

By:	/s/ Dana M. Cluckey
Dana M. Cluckey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March 2005.

Signature	Title	Date

/s/ Dana M. Cluckey	President and Chief Executive Officer	March 14, 2005
Dana M. Cluckey

/s/ Thomas F. Menacher	Executive Vice President, Treasurer	March 14, 2005
Thomas F. Menacher	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

DIRECTORS *

Jerry D. Campbell	Barry J. Eckhold	Milton F. Lutz, II	B. Thomas M. Smith Jr.
George J. Butvilas	Gary Hurand	Kelly E. Miller	Dr. Jeoffrey K. Stross
Lee E. Benz	Dennis J. Ibold	Randolph P. Piper	Steven E. Zack
Mary P. Cauley	Stanley A. Jacobson	Dr. Isaac J. Powell
Richard J. Cramer Sr.	John J. Lennon	William C. Rands, III

* By: /s/ Thomas F. Menacher
Attorney in Fact for each director listed

Date: March 14, 2005