Form 10-Q
period 2005-03-31
REPUBLIC BANCORP INC
filed 2005-05-06
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
☑Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2005:
Common Stock, $5 Par Value Per Share	70,057,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20 - 21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURE		25

Exhibits 31 -	Certifications of the Principal Executive Officer and Principal Financial Officer	26 - 27

Exhibits 32 -	Certifications of the Chief Executive Officer and Chief Financial Officer	28 - 29

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$54,440	$53,671
Mortgage loans held for sale	30,380	105,318
Securities available for sale, at market	835,939	620,794
Securities held to maturity, at cost	261,674	222,757
Loans, net of unearned income	4,488,156	4,463,975
Less allowance for loan losses	(41,855)	(41,818)
Net loans	4,446,301	4,422,157
Federal Home Loan Bank stock (at cost)	80,514	80,511
Premises and equipment	25,630	26,493
Bank owned life insurance	113,335	112,978
Other assets	75,479	69,298
Total assets	$5,923,692	$5,713,977

LIABILITIES
Noninterest-bearing deposits	$287,124	$274,747
Interest-bearing deposits:
NOW accounts	194,290	203,553
Savings and money market accounts	1,070,683	1,103,675
Certificates of deposit under $100,000	685,134	662,357
Certificates of deposit $100,000 or greater	755,515	801,879
Total interest-bearing deposits	2,705,622	2,771,464
Total deposits	2,992,746	3,046,211
Federal funds purchased and other short-term borrowings	810,133	538,300
Short-term FHLB advances	170,000	215,000
Long-term FHLB advances and security repurchase agreements	1,432,518	1,390,878
Accrued expenses and other liabilities	63,347	63,950
Long-term debt	50,000	50,000
Total liabilities	5,518,744	5,304,339

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 75,000,000 shares authorized; 70,274,000 and 70,425,000, issued and outstanding, respectively	351,369	352,125
Capital surplus	57,578	59,303
Unearned compensation - restricted stock	(7,194)	(3,207)
Retained earnings	13,190	3,634
Accumulated other comprehensive loss	(9,995)	(2,217)
Total shareholders’ equity	404,948	409,638
Total liabilities and shareholders’ equity	$5,923,692	$5,713,977

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Interest Income:
Interest and fees on loans	$64,464	$57,996
Interest on investment securities and FHLB stock dividends	11,377	9,823
Total interest income	75,841	67,819

Interest Expense:
Deposits	15,188	13,037
Short-term borrowings	5,620	2,018
Long-term FHLB advances and security repurchase agreements	15,630	15,810
Long-term debt	1,075	1,075
Total interest expense	37,513	31,940
Net interest income	38,328	35,879
Provision for loan losses	1,500	2,500
Net interest income after provision for loan losses	36,828	33,379

Noninterest Income:
Mortgage banking income	5,825	5,174
Service charges	2,681	2,697
Gain on sale of securities	435	688
Gain on sale of SBA loans	392	521
Income from bank owned life insurance	1,013	1,303
Other noninterest income	692	431
Total noninterest income	11,038	10,814

Noninterest Expense:
Salaries and employee benefits	13,416	12,089
Occupancy expense of premises	2,701	2,619
Equipment expense	1,624	1,674
Other noninterest expense	5,131	4,640
Total noninterest expense	22,872	21,022
Income before income taxes	24,994	23,171
Provision for income taxes	7,687	6,872
Net Income	$17,307	$16,299

Basic earnings per share	$.25	$.23

Diluted earnings per share	$.24	$.23

Average common shares outstanding - diluted	71,201	71,084

Cash dividends declared per common share	$.110	$.086

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31 (In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$17,307	$16,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,243	2,931
Net gains on sale of securities available for sale	(435)	(688)
Net gains on sale of commercial and residential real estate loans	(2,483)	(1,378)
Proceeds from sale of mortgage loans held for sale	174,302	256,072
Origination of mortgage loans held for sale	(99,364)	(261,560)
Net increase in other assets	(9,055)	(9,516)
Net decrease in other liabilities	(603)	(2,126)
Other, net	38	1,287
Total adjustments	65,643	(14,978)
Net cash provided by operating activities	82,950	1,321

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	69,866	41,499
Proceeds from calls and principal payments of securities available for sale	33,897	61,164
Proceeds from principal payments of securities held to maturity	11,972	6,455
Purchases of securities available for sale	(330,709)	(200,704)
Purchases of securities held to maturity	(50,921)	(85,443)
Proceeds from sale of commercial and residential real estate loans	136,359	56,720
Net increase in loans made to customers	(158,778)	(65,258)
Premises and equipment expenditures	(645)	(3,184)
Net cash used in investing activities	(288,959)	(188,751)

Cash Flows From Financing Activities:
Net (decrease) increase in total deposits	(53,465)	75,100
Net increase in short-term borrowings	271,833	68,799
Net decrease in short-term FHLB advances	(45,000)	(105,000)
Proceeds from long-term FHLB advances and security repurchase agreements	62,250	146,000
Payments on long-term FHLB advances	(19,371)	(3,482)
Net proceeds from issuance of common shares	5,994	5,832
Repurchase of common shares	(8,846)	(889)
Dividends paid on common shares	(6,617)	(6,040)
Net cash provided by financing activities	206,778	180,320

Net increase (decrease) in cash and cash equivalents	769	(7,110)
Cash and cash equivalents at beginning of period	53,671	63,858
Cash and cash equivalents at end of period	$54,440	$56,748

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 - Principles of Consolidation
The consolidated financial statements include the accounts of the parent company, Republic Bancorp Inc. and its wholly owned bank subsidiary, Republic Bank (including its wholly-owned subsidiaries Quincy Investment Services, Inc., Republic Bank Real Estate Finance, LLC and Republic Management Company, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)	2005	2004
Cash paid during the period for:
Interest	$37,383	$31,846
Income taxes	$250	$-

Non-cash investing activities:
Loan charge-offs	$1,700	$1,835

Note 4 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
(In thousands)	2005	2004

Net income	$17,307	$16,299

Unrealized holding gains (losses) on securities, net of tax (credit) of ($4,036) and $2,781, respectively	(7,495)	5,164
Reclassification adjustment for gains included in net income, net of tax of $152 and $241, respectively	(283)	(447)
Net unrealized gains (losses) on securities, net of tax	(7,778)	4,717
Comprehensive income	$9,529	$21,016

Note 5 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	7,147	6,894
Net book value	$3,736	$3,989

Amortization expense on the core deposit intangible asset totaled $253,000 and $247,500 for the quarters ended March 31, 2005 and 2004, respectively. The Company expects core deposit intangible amortization expense to be $977,000, $864,000, $864,000, $704,000 and $156,000 for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$17,307	$16,299

Denominator for basic earnings per share - weighted-average shares	70,393,126	70,178,439
Effect of dilutive securities:
Stock options	749,570	832,557
Warrants	58,761	72,706
Dilutive potential common shares	808,331	905,263
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	71,201,457	71,083,702

Basic earnings per share	$.25	$.23
Diluted earnings per share	$.24	$.23

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

Note 7 - Segment Information (Continued)

The following table presents the financial results of each business segment for the three months ended March 31, 2005 and 2004.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended March 31, 2005
Net interest income from external customers	$24,226	$(6,200)	$3,221	$17,081	$38,328
Internal funding	(9,791)	31,696	(1,867)	(20,038)	-
Net interest income	14,435	25,496	1,354	(2,957)	38,328
Provision for loan losses	752	282	75	391	1,500
Noninterest income	705	2,787	5,055	2,491	11,038
Noninterest expense	2,940	8,001	4,921	7,010	22,872
Income before taxes	11,448	20,000	1,413	(7,867)	24,994
Income taxes	4,007	7,000	495	(3,815)	7,687
Net income	$7,441	$13,000	$918	$(4,052)	$17,307

Depreciation and amortization	$29	$742	$424	$2,048	$3,243
Capital expenditures	$19	$374	$19	$233	$645
Net identifiable assets (in millions)	$1,580	$2,889	$202	$1,253	$5,924
Return on equity(1)	18.98%	37.69%	30.51%	n/m	16.76%
Return on assets	1.90%	1.79%	1.53%	n/m	1.19%
Efficiency ratio	19.42%	28.29%	76.78%	n/m	45.96%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended March 31, 2004
Net interest income from external customers	$20,964	$(6,773)	$3,924	$17,764	$35,879
Internal funding	(8,549)	30,864	(1,697)	(20,618)	-
Net interest income	12,415	24,091	2,227	(2,854)	35,879
Provision for loan losses	1,118	395	68	919	2,500
Noninterest income	757	2,805	5,148	2,104	10,814
Noninterest expense	2,001	7,604	5,332	6,085	21,022
Income before taxes	10,053	18,897	1,975	(7,754)	23,171
Income taxes	3,587	6,742	691	(4,148)	6,872
Net income	$6,466	$12,155	$1,284	$(3,606)	$16,299

Depreciation and amortization	$30	$734	$450	$1,717	$2,931
Capital expenditures	$20	$2,363	$208	$593	$3,184
Net identifiable assets (in millions)	$1,523	$2,850	$287	$890	$5,550
Return on equity(1)	17.15%	36.69%	34.87%	n/m	17.15%
Return on assets	1.72%	1.75%	1.74%	n/m	1.20%
Efficiency ratio	15.19%	28.27%	72.30%	n/m	44.73%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- not meaningful

Note 8 - Stock Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. During 2003, 2004 and in the first quarter of 2005, the Company generally awarded restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first quarter of 2005 and 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2005. The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion 25. Such expense is included in salaries and employee benefits on the consolidated statements of income.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004

Net income (as reported)	$17,307	$16,299
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	860	709
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(941)	(849)
Net income (pro forma)	$17,226	$16,159

Basic earnings per share (as reported)	$.25	$.23
Basic earnings per share (pro forma)	.24	.23

Diluted earnings per share (as reported)	$.24	$.23
Diluted earnings per share (pro forma)	.24	.23

Note 9 - Off-Balance Sheet Instruments
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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities”. The balance was also $2.8 million at March 31, 2005. Deferred revenue recorded for standby letters of credit was $255,000 and $367,000 at March 31, 2005 and December 31, 2004, respectively.

Note 9 - Off-Balance Sheet Instruments (Continued)
The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at March 31, 2005 and December 31, 2004.

(In thousands)	March 31, 2005	December 31, 2004
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$286,151	$254,374
Commitments to fund commercial real estate loans	434,261	390,363
Other unused commitments to extend credit	428,727	422,652
Standby letters of credit	107,703	110,291

Note 10 - Legal Proceedings
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

Note 11 - Pending Accounting Pronouncements
In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, FASB staff issued FASB Staff Position (FSP) EITF 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The FASB had not issued final authoritative guidance on this topic at March 31, 2005. When this occurs, the effect of this guidance on the Company’s financial condition, results of operations and liquidity will be determined by management.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended March 31, 2005 of $17.3 million. This compares to net income of $16.3 million for the first quarter of 2004. Diluted earnings per share for the first quarter of 2005 were $.24, up 6% from $.23 earned in the first quarter of 2004. Annualized returns on average assets and average shareholders’ equity for the quarter ended March 31, 2005 were 1.19% and 16.76%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 and 2 on the following two pages, which identify and quantify the components impacting net interest income for the three months ended March 31, 2005 and 2004.

Net interest income, on a fully taxable equivalent (FTE) basis, was $39.2 million for the first quarter of 2005 compared to $36.9 million for the first quarter of 2004, an increase of 6%. The increase was primarily the result of an increase in the Company’s average interest earning assets of $386 million, or 7%, as the average balance of mortgage loans held for sale increased $21 million, or 22%, the average balance of total securities increased $104 million, or 12%, and the average portfolio loan balance increased $260 million, or 6%, during the first quarter of 2005 compared to 2004. The increase in the average portfolio loan balance reflects a $60 million, or 4%, increase in average commercial loans, a $93 million, or 5%, increase in average residential real estate mortgage loans and a $108

Net Interest Income (Continued)

million, or 17%, increase in average installment loans. Average total interest bearing liabilities increased $349 million for the first quarter of 2005 compared to 2004 due to a $167 million increase in total average interest-bearing deposits, a $166 million increase in average short-term borrowings and a $16 million increase in average long-term FHLB advances and security repurchase agreements.

The net interest margin (FTE) was 2.79% for the quarter ended March 31, 2005, a decrease of 3 basis points from 2.82% during the first quarter of 2004. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$2,067	$9	1.67%	$439	$1	0.75%
Mortgage loans held for sale	113,635	1,662	5.85	92,827	1,374	5.92
Securities available for sale: (1)
Taxable	529,900	5,980	4.51	461,584	4,503	3.90
Tax-exempt	199,848	2,702	5.48	209,999	3,080	5.87
Securities held to maturity	234,708	2,691	4.59	188,664	2,170	4.60
Portfolio loans: (2)
Commercial loans	1,586,114	24,470	6.17	1,526,471	21,116	5.47
Residential real estate mortgage loans	2,120,187	27,506	5.19	2,027,648	27,086	5.34
Installment loans	736,509	10,826	5.96	628,980	8,420	5.37
Total loans, net of unearned income	4,442,810	62,802	5.67	4,183,099	56,622	5.39
Federal Home Loan Bank stock (at cost)	80,712	827	4.15	80,734	1,057	5.25
Total interest-earning assets	5,603,680	76,673	5.49	5,217,346	68,807	5.26
Allowance for loan losses	(41,762)			(40,923)
Other assets	257,962			241,308
Total assets	$5,819,880			$5,417,731

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$200,481	$222	0.45%	$183,744	$124	0.27%
Savings and money market accounts	1,084,171	4,209	1.57	1,041,338	3,467	1.34
Certificates of deposit under $100,000	673,495	4,878	2.94	679,605	5,148	3.04
Certificates of deposit $100,000 or greater	781,919	5,879	3.05	668,233	4,298	2.58
Total interest-bearing deposits	2,740,066	15,188	2.25	2,572,920	13,037	2.03
Short-term borrowings	893,359	5,620	2.52	727,657	2,018	1.10
Long-term FHLB advances and security repurchase agreements	1,411,945	15,630	4.43	1,396,219	15,810	4.48
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,095,370	37,513	2.96	4,746,796	31,940	2.68
Noninterest-bearing deposits	270,015			254,371
Other liabilities	41,445			36,479
Total liabilities	5,406,830			5,037,646
Shareholders’ equity	413,050			380,085
Total liabilities and shareholders’ equity	$5,819,880			$5,417,731

Net interest income/rate spread (FTE)		$39,160	2.53%		$36,867	2.58%
Net interest margin (FTE)			2.79%			2.82%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$6	$2	$8
Mortgage loans held for sale	304	(16)	288
Securities available for sale:
Taxable	718	759	1,477
Tax-exempt	(159)	(219)	(378)
Securities held to maturity	526	(5)	521
Portfolio loans: (2)
Commercial loans	785	2,569	3,354
Residential real estate mortgage loans	1,201	(781)	420
Installment loans	1,465	941	2,406
Total loans, net of unearned income	3,451	2,729	6,180
Federal Home Loan Bank stock (at cost)	-	(230)	(230)
Total interest income	4,846	3,020	7,866

Interest Expense:
Interest-bearing demand deposits	11	87	98
Savings deposits	143	599	742
Certificates of deposit under $100,000	(94)	(176)	(270)
Certificates of deposit $100,000 or greater	763	818	1,581
Total interest-bearing deposits	823	1,328	2,151
Short-term borrowings	540	3,062	3,602
Long-term FHLB advances and security repurchase agreements	85	(265)	(180)
Long-term debt	-	-	-
Total interest expense	1,448	4,125	5,573
Net interest income (FTE)	$3,398	$(1,105)	$2,293

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income increased $224,000, or 2%, for the quarter ended March 31, 2005, compared to the same period in 2004. The increase was primarily due to higher levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.2 million for the quarter ended March 31, 2005, a decrease of $427,000, or 8%, compared to the first quarter of 2004. The decrease was due primarily to declines in income from bank owned life insurance, gain on sale of securities and gain on sale of SBA loans. The Company sold $7.3 million of the guaranteed portion of SBA loans during the quarter ended March 31, 2005, resulting in gains of $392,000. During the quarter ended March 31, 2004, the Company sold $4.9 million of SBA loans for gains of $521,000.

Mortgage Banking Income
The Company closed $345 million in single-family residential mortgage loans in the first quarter of 2005, a decrease of 19% compared to $425 million closed in the same period last year. Refinancings for the first quarter of 2005 represented 46% of total closings compared to 47% in the first quarter of 2004.

For the three months ended March 31, 2005, mortgage banking income increased $651,000, or 13%, to $5.8 million from $5.2 million a year earlier. The increase is primarily due to a higher margin on mortgage loans held for sale fundings and higher gains on the sale of residential real estate loans. Mortgage loans held for sale fundings were $174 million during the first quarter of 2005 compared to $256 million in the prior year. The ratio of mortgage loan production income to mortgage loans held for sale fundings was 2.88% for the first quarter of 2005, compared to 2.44% for the first of quarter 2004.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $5.0 million and $6.2 million for the first quarters of 2005 and 2004, respectively. Commissions and incentives paid were $3.0 million and $3.4 million for the first quarters of 2005 and 2004, respectively. The SFAS 91 credit totaled $1.7 million and $1.5 million for the first quarters of 2005 and 2004, respectively.

Mortgage banking income also includes gains on sale of residential real estate loans totaling $2.1 million and $857,000 for the first quarters of 2005 and 2004, respectively. Residential real estate loan sales totaled $126.6 million and $51.5 million for the first quarters of 2005 and 2004, respectively.

During the quarter ended March 31, 2005, the Company had mortgage loan applications of $650 million and at March 31, 2005, the Company’s mortgage loan pipeline of applications in process was $539 million. The Company estimates that mortgage applications for the quarter ended June 30, 2005 will range from $500 to $600 million, and closings for the quarter ended June 30, 2005 will range from $400 to $500 million.

Noninterest Expense
Total noninterest expense for the quarter ended March 31, 2005 increased $1.9 million, or 9%, to $22.9 million compared to $21.0 million for the first quarter of 2004. The increase was primarily a result of an increase of $1.3 million in salaries and employee benefits related to employee incentive accruals. The increase in other noninterest expenses of $491,000 reflects higher levels of audit and accounting fees and state income taxes.

BALANCE SHEET ANALYSIS

ASSETS

At March 31, 2005, the Company had $5.92 billion in total assets, an increase of $210 million, or 4%, from $5.71 billion at December 31, 2004. The increase is primarily the result of an increase in the Company’s total portfolio loans, securities available for sale and securities held to maturity.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At March 31, 2005, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $825.3 million compared to $546.4 million at December 31, 2004. At March 31, 2005, $556.3 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $397.3 million at December 31, 2004.

Investment securities available for sale totaled $835.9 million at March 31, 2005, a $215.1 million increase from $620.8 million at December 31, 2004. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans. The investment securities available for sale portfolio constituted 14.1% of the Company’s total assets at March 31, 2005, compared to 10.9% at December 31, 2004.

Investment securities held to maturity totaled $261.7 million at March 31, 2005, a $38.9 million increase from $222.8 million at December 31, 2004. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 4.4% of the Company’s total assets at March 31, 2005, compared to 3.9% at December 31, 2004.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at March 31, 2005:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$241,208	$11	$5,175	$236,044
Collateralized mortgage obligations	312,323	13	4,748	307,588
Mortgage-backed securities	85,079	21	1,049	84,051
Municipal and other securities	212,706	41	4,491	208,256
Total securities available for sale	$851,316	$86	$15,463	$835,939

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$224,637	$-	$5,708	$218,929
Mortgage-backed securities	37,037	-	541	36,496
Total securities held to maturity	$261,674	$-	$6,249	$255,425

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At March 31, 2005, all of the unrealized losses in the securities portfolio were comprised of investment grade municipal securities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery. No securities were sold during the first quarter of 2005 that were in a loss position.

Certain securities with a carrying value of $773.1 million and $530.8 million at March 31, 2005 and December 31, 2004, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at March 31, 2005 and December 31, 2004. The Company earned an average dividend of 4.15% on the FHLB stock during the first quarter of 2005.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $30.3 million at March 31, 2005, a decrease of $74.9 million from $105.3 million at December 31, 2004. The decrease is primarily due to a decrease in residential mortgage loan closings during the first quarter of 2005 compared to the fourth quarter of 2004. Loans closed generally remain in loans held for sale for 30 to 60 days after closing. Residential mortgage loan closings during the first quarter of 2005 were $345 million compared to $444 million during the fourth quarter of 2004.

Portfolio Loans
Total portfolio loans were $4.49 billion at March 31, 2005, an increase of $24.2 million from $4.46 billion at December 31, 2004. The increase was due to increases in the commercial and installment portfolio loan balances. The commercial portfolio loan balance was $1.60 billion at March 31, 2005, an increase of $21 million from $1.58 billion at December 31, 2004. The increase was concentrated in real estate construction loans.

The residential portfolio loan balance decreased $2.8 million during the first three months of 2005. During the first three months of 2005, the Company retained $221 million of mortgage loans originated, 60% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first three months of 2005 were $113 million. As part of the Company’s interest rate risk management, the Company also sold $127 million of primarily fixed-rate residential portfolio loans during the first quarter of 2005. These portfolio loans were transferred to mortgage loans held for sale at the lower of cost or market.

The installment loan portfolio increased $5.8 million during the first three months of 2005, primarily due to an increase in home equity loans.

The following table provides further information regarding the Company’s loan portfolio:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$31,159	0.7%	$32,632	0.7%
Real estate construction	261,661	5.8	224,643	5.0
Commercial real estate mortgage	1,303,630	29.1	1,318,017	29.5
Total commercial loans	1,596,450	35.6	1,575,292	35.2
Residential real estate mortgages	2,149,917	47.9	2,152,720	48.3
Installment loans	741,789	16.5	735,963	16.5
Total portfolio loans	$4,488,156	100.0%	$4,463,975	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of March 31, 2005, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

Non-Performing Assets
Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 days or more past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Non-Performing Assets:
Non-accrual loans:
Commercial	$18,705	$17,744
Residential real estate mortgages	12,560	10,705
Installment	1,095	852
Total non-accrual loans	32,360	29,301
Other real estate owned	5,163	4,160
Total non-performing assets	$37,523	$33,461

Non-performing assets as a percentage of:
Portfolio loans and OREO	.84%	.75%
Total assets	.63%	.59%

Loans past due 90 days or more and still accruing interest:
Commercial	$-	$-
Residential real estate mortgages	-	-
Installment	-	-
Total loans past due 90 days or more	$-	$-

At March 31, 2005, $17.5 million, or .39% of total portfolio loans were 30-89 days delinquent, compared to $17.8 million, or .40%, at December 31, 2004. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of March 31, 2005, total potential problem loans, excluding those categorized as non-accrual loans, were $34.2 million, or 0.76% of total portfolio loans, compared to $32.5 million, or 0.73% of total portfolio loans at December 31, 2004.

Allowance for Loan Losses and Impaired Loans
The allowance for loan losses represents the Company’s estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level the Company believes is adequate through the provision for loan losses.

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

At March 31, 2005, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Accordingly, the unallocated portion of the allowance is maintained to capture these probable losses inherent in the loan portfolio. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors that were considered in the evaluation of the adequacy of the Company’s unallocated allowance include the imprecision in the projected loss ratios and the risk associated with new customer relationships, which may be different than the risks associated with established customers. Additional factors in the evaluation include economic conditions and industry trends. The unallocated allowance was $9.8 million at March 31, 2005, compared to $7.2 million at December 31, 2004.

During the three months ended March 31, 2005, December 31, 2004 and March 31, 2004, the Company recorded provision for loan losses of $1.5 million, $1.75 million and $2.5 million, respectively. The amount charged to the provision for loan losses during the first quarter of 2005 and the fourth quarter of 2004 remained consistent primarily as a result of the projected loss ratios and overall loan balances remaining fairly consistent.

The following table provides an analysis of the allowance for loan losses:
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Allowance for loan losses:
Balance at January 1	$41,818	$40,271
Loans charged off	(1,700)	(1,835)
Recoveries of loans previously charged off	237	620
Net charge-offs	(1,463)	(1,215)
Provision charged to expense	1,500	2,500
Balance at March 31	$41,855	$41,556

Annualized net charge-offs as a percentage of average loans	.13%	.12%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.93%	1.00%
Allowance for loan losses as a percentage of non-performing loans	129.34%	114.11%

SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At March 31, 2005, all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. At December 31, 2004, all potential problem loans, classified as watch and substandard (with the exception of installment loans) and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment.

Allowance for Loan Losses and Impaired Loans (Continued)

Information regarding the Company’s impaired loans follows:

	March 31,	December 31,
(In thousands)	2005	2004

Gross recorded investment in impaired loans (period-end)	$31,265	$59,840
Impaired loans requiring a specific allocated allowance	21,293	41,001
Specific impairment allowance	2,659	5,672

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

LIABILITIES

Total liabilities were $5.52 billion at March 31, 2005, a $214 million, or 4% increase from $5.30 billion at December 31, 2004. This increase was primarily due to increases in short-term borrowings and long-term security repurchase agreements.

Deposits
Total deposits decreased $53 million, or 2%, to $2.99 billion at March 31, 2005 from $3.05 billion at December 31, 2004. Total retail deposits increased $32 million, or 1%, from December 31, 2004 while wholesale deposits, including municipal and brokered certificates of deposit, decreased $85.1 million from December 31, 2004.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the three months ended March 31, 2005 and the year ended December 31, 2004, were as follows:

	March 31, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Federal funds purchased	$488,000	$422,073	2.59%	$365,000	$348,555	1.47%
Security repurchase agreements	322,133	215,730	2.15	173,300	213,880	1.04
Other short-term borrowings	-	-	-	-	266	0.91
Total short-term borrowings	$810,133	$637,803	2.44%	$538,300	$562,701	1.31%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $336.5 at March 31, 2005.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at March 31, 2005 and December 31, 2004, were as follows:

	March 31, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Short-term FHLB advances	$170,000	$255,556	2.70%	$215,000	$289,301	1.62%

Short-Term FHLB Advances (Continued)

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $346.7 million and $282.3 million available in unused borrowings with the FHLB at March 31, 2005 and December 31, 2004, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at March 31, 2005 and December 31, 2004, were as follows:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Period-End
Long-term FHLB advances:
Bullet advances	$348,549	3.73%	$368,774	3.80%
Putable advances	680,000	5.75	680,000	5.75
Total long-term FHLB advances	1,028,549	5.07	1,048,774	5.07
Long-term security repurchase agreements	403,969	2.85	342,104	2.68
Total long-term FHLB advances and security
repurchase agreements	$1,432,518	4.44%	$1,390,878	4.48%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $422.7 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from April 2005 to October 2017.

CAPITAL
Shareholders’ equity was $404.9 million at March 31, 2005, a $4.7 million, or 1%, decrease from $409.6 million at December 31, 2004. The decrease in shareholders’ equity during the first three months of 2005 resulted primarily from net income of $17.3 million being more than offset by $7.8 million in cash dividends to shareholders, $8.8 million in stock repurchases and $7.8 million in net unrealized losses on securities.

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

As of March 31, 2005, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	March 31, 2005	December 31, 2004
Total capital to risk-weighted assets (1)	12.98%	12.96%
Tier 1 capital to risk-weighted assets (1)	11.83	11.87
Tier 1 capital to average assets (1)	7.91	7.94

(1)	As defined by the regulations.

As of March 31, 2005, the Company’s total risk-based capital was $505 million and Tier 1 risk-based capital was $460 million, an excess of $116 million and $227 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

ACCOUNTING AND FINANCIAL REPORTING DEVELOPMENTS

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses. This policy is discussed more fully on pages 44 and 45 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

From time to time, we may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words “appropriate,” “believes,” “considers,” “expects,” “plans,” “anticipates,” “estimates,” “seeks,” “intends,” “outlook,” “forecast,” “target,” “project,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “trends,” and variations of such words and other similar expressions, we are making forward-looking statements.

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

•
instruments, systems and strategies that are used to hedge or otherwise manage exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and we may not be able to effectively mitigate risk exposures in particular market environments or against particular types of risk;

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

MARKET RISK MANAGEMENT
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. Given the Company’s current operations, the Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company’s business is subject to many factors beyond its control (see Forward-Looking Statements on previous page), in managing the Company’s assets, liabilities and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company’s press releases and public documents.

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

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but the Company believes that when evaluated together, they provide a reasonably comprehensive view of the Company’s exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2005 the cumulative one-year gap was a positive 6.71% of total earning assets.

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

As of March 31, 2005, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	1.88%	1.37%	0.80%	-1.74%	-3.94%	-12.10%

These projected levels, which are well within the Company’s policy limits, portray the Company’s interest rate risk position as asset sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Mortgage Banking Hedging Activities
At March 31, 2005, the Company had outstanding $22.0 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates.

At March 31, 2005, the Company had outstanding mandatory forward commitments to sell $50.7 million of residential mortgage loans. These mandatory forward commitments hedged the value of $30.2 million of mortgage loans held for sale and $20.5 million of IRLCs.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. IRLCs are defined as derivatives under SFAS 133. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking revenue on the income statement. The fair value of IRLCs and mandatory forward commitments was immaterial at March 31, 2005. The Company does not enter into derivative transactions for purely speculative purposes.

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

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at March 31, 2005 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	(850)	(1,296)	(2,146)
Weighted average:
Receive rate	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	2.38%	3.01%	2.70%

(1)	Variable interest rates - which generally are based on the one-month and three-month London interbank offered rates (“LIBOR”) in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 9 of this report.

ITEM 4:	Controls and Procedures

Internal Controls
The Company maintains a system of internal controls over financial reporting that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Republic Bancorp Inc. shares repurchased during the first three months of 2005 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
1/1/05 - 1/31/05	182,500	$14.42	182,500	1,717,852
2/1/05 - 2/28/05	170,500	14.50	170,500	1,547,352
3/1/05 - 3/31/05	270,000	13.86	270,000	1,277,352
Total	623,000	$14.20	623,000	1,277,352

(1)
On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. There were 1,277,352 shares available for repurchase at March 31, 2005.

Item 4.      Submission of Matters to a Vote of Security Holders
Republic Bancorp Inc. held its 2005 Annual Meeting of Shareholders on April 27, 2005.  The following directors, who    constitute the entire board of directors of Republic Bancorp Inc., were elected at the annual meeting to serve until the next annual meeting:

Director	For	Abstentions
Jerry D. Campbell	63,325,601	857,471
Dana M. Cluckey	63,556,318	626,753
George J. Butvilas	63,502,811	680,261
Richard J. Cramer, Sr.	63,413,362	769,709
Barry J. Eckhold	63,561,667	621,404
Gary Hurand	63,415,746	767,325
Dennis J. Ibold	63,611,590	571,482
Stanley A. Jacobson	62,095,474	2,087,597
John J. Lennon	63,576,183	606,889
Kelly E. Miller	63,613,038	570,033
Randolph P. Piper	63,665,959	517,113
Dr. Isaac J. Powell	63,372,430	810,641
William C. Rands III	63,383,352	799,720
Dr. Jeoffrey K. Stross	63,595,569	587,502
Steven E. Zack	63,571,763	611,308

Shareholders also approved the amendment to Republic’s articles of incorporation. The amendment increases the total authorized common stock of Republic from 75,000,000 shares to 100,000,000 shares.

The number of votes cast for and against as well as the number of abstentions as to the amendment of the articles of incorporation were as follows:

	For	Against	Abstain
Number of votes cast:	62,433,305	1,589,611	160,155

Item 5. Other Information

None

Item 6. Exhibits

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act 0f 2002)*
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC.
(Registrant)

Date: May 6, 2005	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)