Form 10-Q
period 2005-06-30
REPUBLIC BANCORP INC
filed 2005-08-08
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
☑Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2005:
Common Stock, $5 Par Value Per Share	69,065,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	2

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24 - 25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURE		28

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$55,575	$53,671
Mortgage loans held for sale	143,589	105,318
Securities available for sale, at market	835,285	620,794
Securities held to maturity, at cost	252,527	222,757
Loans, net of unearned income	4,533,129	4,463,975
Less allowance for loan losses	(41,871)	(41,818)
Net loans	4,491,258	4,422,157
Federal Home Loan Bank stock (at cost)	80,514	80,511
Premises and equipment	25,687	26,493
Bank owned life insurance	114,414	112,978
Other assets	76,379	69,298
Total assets	$6,075,228	$5,713,977

LIABILITIES
Noninterest-bearing deposits	$308,730	$274,747
Interest-bearing deposits:
NOW accounts	196,221	203,553
Savings and money market accounts	1,000,565	1,103,675
Certificates of deposit under $100,000	704,009	662,357
Certificates of deposit $100,000 or greater	825,561	801,879
Total interest-bearing deposits	2,726,356	2,771,464
Total deposits	3,035,086	3,046,211
Federal funds purchased and other short-term borrowings	719,775	538,300
Short-term FHLB advances	362,500	215,000
Long-term FHLB advances and security repurchase agreements	1,434,934	1,390,878
Accrued expenses and other liabilities	63,826	63,950
Long-term debt	50,000	50,000
Total liabilities	5,666,121	5,304,339

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 100,000,000 shares authorized; 69,205,000 and 70,425,000, issued and outstanding, respectively	346,026	352,125
Capital surplus	47,556	59,303
Unearned compensation - restricted stock	(6,323)	(3,207)
Retained earnings	23,024	3,634
Accumulated other comprehensive loss	(1,176)	(2,217)
Total shareholders’ equity	409,107	409,638
Total liabilities and shareholders’ equity	$6,075,228	$5,713,977

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$67,457	$57,298	$131,921	$115,294
Interest on investment securities and FHLB stock dividends	13,280	10,694	24,657	20,517
Total interest income	80,737	67,992	156,578	135,811

Interest Expense:
Deposits	16,667	12,667	31,855	25,704
Short-term borrowings	8,325	2,319	13,945	4,337
Long-term FHLB advances and security repurchase agreements	15,919	15,734	31,549	31,544
Long-term debt	1,075	1,075	2,150	2,150
Total interest expense	41,986	31,795	79,499	63,735
Net interest income	38,751	36,197	77,079	72,076
Provision for loan losses	1,400	2,000	2,900	4,500
Net interest income after provision for loan losses	37,351	34,197	74,179	67,576

Noninterest Income:
Mortgage banking income	3,232	6,566	9,057	11,740
Service charges	3,008	3,005	5,689	5,702
Gain on sale of securities	292	674	727	1,362
Gain on sale of SBA loans	561	665	953	1,186
Income from bank owned life insurance	1,080	1,180	2,093	2,483
Other noninterest income	713	428	1,405	859
Total noninterest income	8,886	12,518	19,924	23,332

Noninterest Expense:
Salaries and employee benefits	12,350	13,835	25,766	25,924
Occupancy expense of premises	2,495	2,476	5,196	5,095
Equipment expense	1,599	1,652	3,223	3,326
Other noninterest expense	4,815	5,416	9,946	10,056
Total noninterest expense	21,259	23,379	44,131	44,401
Income before income taxes	24,978	23,336	49,972	46,507
Provision for income taxes	7,503	6,968	15,190	13,840
Net Income	$17,475	$16,368	$34,782	$32,667

Basic earnings per share	$.25	$.23	$.50	$.46

Diluted earnings per share	$.25	$.23	$.49	$.46

Average common shares outstanding - diluted	70,526	71,239	70,862	71,161

Cash dividends declared per common share	$.110	$.086	$.220	$.173

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30 (In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$34,782	$32,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,837	5,398
Net gains on sale of securities available for sale	(727)	(1,362)
Net gains on sale of commercial and residential real estate loans	(3,492)	(2,906)
Proceeds from sale of mortgage loans held for sale	296,070	297,375
Origination of mortgage loans held for sale	(334,341)	(216,851)
Net increase in other assets	(14,625)	(13,148)
Net decrease in other liabilities	(124)	(2,819)
Other, net	56	2,815
Total adjustments	(51,346)	68,502
Net cash (used in) provided by operating activities	(16,564)	101,169

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	130,985	58,280
Proceeds from calls and principal payments of securities available for sale	63,304	92,143
Proceeds from principal payments of securities held to maturity	21,067	25,790
Purchases of securities available for sale	(407,078)	(313,898)
Purchases of securities held to maturity	(50,921)	(109,663)
Proceeds from sale of commercial and residential real estate loans	196,726	111,055
Net increase in loans made to customers	(262,890)	(306,976)
Premises and equipment expenditures	(2,163)	(3,557)
Net cash used in investing activities	(310,970)	(446,826)

Cash Flows From Financing Activities:
Net (decrease) increase in total deposits	(11,125)	8,912
Net increase in short-term borrowings	181,475	103,902
Net increase in short-term FHLB advances	147,500	111,000
Proceeds from long-term FHLB advances and security repurchase agreements	83,250	146,000
Payments on long-term FHLB advances	(38,703)	(20,271)
Net proceeds from issuance of common shares	6,790	6,129
Repurchase of common shares	(25,379)	(889)
Dividends paid on common shares	(14,370)	(12,116)
Net cash provided by financing activities	329,438	342,667

Net increase (decrease) in cash and cash equivalents	1,904	(2,990)
Cash and cash equivalents at beginning of period	53,671	63,858
Cash and cash equivalents at end of period	$55,575	$60,868

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

Note 3 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)	2005	2004
Cash paid during the period for:
Interest	$77,970	$61,879
Income taxes	$14,762	$13,300

Non-cash investing activities:
Loan charge-offs	$3,596	$3,754

Note 4 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004

Net income	$17,475	$16,368	$34,782	$32,667

Unrealized holding gains (losses) on securities, net of tax (credit) of $4,851, ($8,417), $815 and ($5,636), respectively	9,009	(15,631)	1,514	(10,467)
Reclassification adjustment for gains included in net income, net of tax of $102, $236, $254 and $477, respectively	(190)	(438)	(473)	(885)
Net unrealized gains (losses) on securities, net of tax	8,819	(16,069)	1,041	(11,352)
Comprehensive income	$26,294	$299	$35,823	$21,315

Note 5 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	7,391	6,894
Net book value	$3,492	$3,989

Amortization expense on the core deposit intangible asset totaled $244,000 and $247,500 for the quarters ended June 30, 2005 and 2004, and $497,000 and $495,000 for the six months ended June 30, 2005 and 2004, respectively. The Company expects core deposit intangible amortization expense to be $977,000, $864,000, $864,000, $704,000 and $156,000 for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$17,475	$16,368	$34,782	$32,667

Denominator for basic earnings per share - weighted-average shares	69,760,835	70,421,019	70,075,234	70,299,730
Effect of dilutive securities:
Stock options	714,036	760,423	731,704	796,490
Warrants	50,849	57,532	54,791	65,119
Dilutive potential common shares	764,885	817,955	786,495	861,609
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	70,525,720	71,238,974	70,861,729	71,161,339

Basic earnings per share	$.25	$.23	$.50	$.46
Diluted earnings per share	$.25	$.23	$.49	$.46

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

Note 7 - Segment Information (Continued)

The following table presents the financial results of each business segment for the three months ended June 30, 2005 and 2004.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended June 30, 2005
Net interest income from external customers	$25,898	$(6,642)	$3,047	$16,448	$38,751
Internal funding	(10,770)	32,416	(1,225)	(20,421)	-
Net interest income	15,128	25,774	1,822	(3,973)	38,751
Provision for loan losses	1,156	255	163	(174)	1,400
Noninterest income	885	3,069	4,069	863	8,886
Noninterest expense	3,004	8,068	5,001	5,186	21,259
Income before taxes	11,853	20,520	727	(8,122)	24,978
Income taxes	4,149	7,182	254	(4,082)	7,503
Net income	$7,704	$13,338	$473	$(4,040)	$17,475

Depreciation and amortization	$25	$725	$441	$1,403	$2,594
Capital expenditures	$2	$210	$44	$1,262	$1,518
Net identifiable assets (in millions)	$1,624	$2,914	$266	$1,271	$6,075
Return on equity(1)	19.31%	38.64%	16.38%	n/m	17.00%
Return on assets	1.93%	1.84%	0.82%	n/m	1.16%
Efficiency ratio	18.76%	27.97%	84.89%	n/m	44.01%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended June 30, 2004
Net interest income from external customers	$21,031	$(6,197)	$3,856	$17,507	$36,197
Internal funding	(8,301)	29,912	(1,709)	(19,902)	-
Net interest income	12,730	23,715	2,147	(2,395)	36,197
Provision for loan losses	32	520	69	1,379	2,000
Noninterest income	860	3,069	7,755	834	12,518
Noninterest expense	2,489	7,784	5,717	7,389	23,379
Income before taxes	11,069	18,480	4,116	(10,329)	23,336
Income taxes	3,949	6,593	1,441	(5,015)	6,968
Net income	$7,120	$11,887	$2,675	$(5,314)	$16,368

Depreciation and amortization	$30	$734	$432	$1,271	$2,467
Capital expenditures	$4	$119	$73	$177	$373
Net identifiable assets (in millions)	$1,535	$2,775	$243	$1,159	$5,711
Return on equity(1)	18.67%	35.33%	73.87%	n/m	17.11%
Return on assets	1.87%	1.68%	3.69%	n/m	1.17%
Efficiency ratio	18.31%	29.06%	57.74%	n/m	47.64%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- not meaningful

Note 7 - Segment Information (Continued)

The following table presents the financial results of each business segment for the six months ended June 30, 2005 and 2004.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Six Months Ended June 30, 2005
Net interest income from external customers	$50,124	$(12,842)	$6,268	$33,529	$77,079
Internal funding	(20,561)	64,112	(3,092)	(40,459)	-
Net interest income	29,563	51,270	3,176	(6,930)	77,079
Provision for loan losses	1,908	537	238	217	2,900
Noninterest income	1,590	5,856	9,124	3,354	19,924
Noninterest expense	5,944	16,069	9,922	12,196	44,131
Income before taxes	23,301	40,520	2,140	(15,989)	49,972
Income taxes	8,155	14,182	749	(7,896)	15,190
Net income	$15,146	$26,338	$1,391	$(8,093)	$34,782

Depreciation and amortization	$54	$1,467	$865	$3,451	$5,837
Capital expenditures	$16	$584	$63	$1,500	$2,163
Net identifiable assets (in millions)	$1,624	$2,914	$266	$1,271	$6,075
Return on equity(1)	19.14%	38.16%	23.60%	n/m	16.88%
Return on assets	1.91%	1.82%	1.18%	n/m	1.17%
Efficiency ratio	19.08%	28.13%	80.67%	n/m	45.00%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Six Months Ended June 30, 2004
Net interest income from external customers	$41,995	$(12,970)	$7,780	$35,271	$72,076
Internal funding	(16,850)	60,776	(3,406)	(40,520)	-
Net interest income	25,145	47,806	4,374	(5,249)	72,076
Provision for loan losses	1,150	915	137	2,298	4,500
Noninterest income	1,617	5,874	12,903	2,938	23,332
Noninterest expense	4,490	15,388	11,049	13,474	44,401
Income before taxes	21,122	37,377	6,091	(18,083)	46,507
Income taxes	7,536	13,335	2,132	(9,163)	13,840
Net income	$13,586	$24,042	$3,959	$(8,920)	$32,667

Depreciation and amortization	$60	$1,468	$882	$2,988	$5,398
Capital expenditures	$24	$2,482	$281	$770	$3,557
Net identifiable assets (in millions)	$1,535	$2,775	$243	$1,159	$5,711
Return on equity(1)	17.91%	36.01%	54.21%	n/m	17.13%
Return on assets	1.79%	1.71%	2.71%	n/m	1.18%
Efficiency ratio	16.78%	28.67%	63.95%	n/m	46.22%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- not meaningful

Note 8 - Stock Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. During 2003, 2004 and in the first six months of 2005, the Company generally awarded restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first six months of 2005 and 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2005. The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion 25. Such expense is included in salaries and employee benefits on the consolidated statements of income.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (as reported)	$17,475	$16,368	$34,782	$32,667
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	419	287	1,279	996
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(473)	(402)	(1,413)	(1,251)
Net income (pro forma)	$17,421	$16,253	$34,648	$32,412

Basic earnings per share (as reported)	$.25	$.23	$.50	$.46
Basic earnings per share (pro forma)	.25	.23	.49	.46

Diluted earnings per share (as reported)	$.25	$.23	$.49	$.46
Diluted earnings per share (pro forma)	.25	.23	.49	.46

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $2.7 million at June 30, 2005. Deferred revenue recorded for standby letters of credit was $144,000 and $367,000 at June 30, 2005 and December 31, 2004, respectively.

Note 9 - Off-Balance Sheet Instruments (Continued)
The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at June 30, 2005 and December 31, 2004.

(In thousands)	June 30, 2005	December 31, 2004
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$280,956	$254,374
Commitments to fund commercial real estate loans	561,503	390,363
Other unused commitments to extend credit	451,109	422,652
Standby letters of credit	107,476	110,291

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

Note 11 - Pending Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This statement requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted to employees after January 1, 2003. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, FASB staff issued FASB Staff Position (FSP) EITF 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP required the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus was reached. In June 2005, the FASB issued FSP EITF 03-1-a as final. The final FSP will supercede EITF 03-1. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-16 of Issue 03-1 with references to existing other-than-temporary guidance. FSP FAS 115-1 will also codify the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary-Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will become effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

On July 14, 2005, the FASB issued an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109. The FASB has proposed an asset recognition approach, applying a dual threshold, to account for uncertain tax positions. The proposed Interpretation would apply to all open tax positions accounted for in accordance with FAS 109, including those acquired in business combinations. Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit. The proposed Interpretation refers to the SFAS 5, Accounting for Contingencies, definition of probable (i.e., that which is likely to occur), which represents a level of assurance that is substantially higher than “more likely than not.” The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operation or liquidity.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarter ended June 30, 2005 of $17.5 million. This compares to net income of $16.4 million for the second quarter of 2004. Diluted earnings per share for the second quarter of 2005 were $.25, up 8% from $.23 earned in the second quarter of 2004. Annualized returns on average assets and average shareholders’ equity for the quarter ended June 30, 2005 were 1.16% and 17.00%, respectively.

Net income for the six months ended June 30, 2005 was $34.8 million, compared to net income of $32.7 million earned for the same period in 2004. For the six month period ended June 30, 2005, diluted earnings per shares were $.49, an increase of 7% over the $.46 earned in 2004. Annualized returns on average assets and average shareholders’ equity for the first six months of 2005 were 1.17% and 16.88%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 through 4 on pages 12-15, which identify and quantify the components impacting net interest income for the three and six months ended June 30, 2005 and 2004.

Net interest income, on a fully taxable equivalent (FTE) basis, was $39.7 million for the second quarter of 2005 compared to $37.2 million for the second quarter of 2004, an increase of 7%. The increase was primarily the result of an increase in the Company’s average interest earning assets of $408 million, or 8%, as the average balance of total securities increased $140 million, or 14%, and the average portfolio loan balance increased $317 million, or 8%, during the second quarter of 2005 compared to 2004. The increase in the average portfolio loan balance reflects a $70 million, or 5%, increase in average commercial loans, a $157 million, or 8%, increase in average residential real estate mortgage loans and a $90 million, or 14%, increase in average installment loans. Average total interest bearing liabilities increased $378 million for the second quarter of 2005 compared to 2004 due to a $148 million increase in total average interest-bearing deposits, a $222 million increase in average short-term borrowings and a $8 million increase in average long-term FHLB advances and security repurchase agreements.

The net interest margin (FTE) was 2.73% for the quarter ended June 30, 2005, a decrease of 2 basis points from 2.75% during the second quarter of 2004. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

For the six months ended June 30, 2005, net interest income (FTE) was $78.9 million, compared to $74.1 million for the first half of 2004. The increase was primarily the result of an increase in the Company’s average interest earning assets of $398 million, or 7%. The net interest margin (FTE) for the six months ended June 30, 2005, declined 3 basis points to 2.76% from 2.79% for the comparable period in 2004. The decrease in the margin was due to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Net Interest Income (Continued)

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$782	$4	2.04%	$903	$1	0.65%
Mortgage loans held for sale	78,096	1,158	5.93	127,606	1,754	5.50
Securities available for sale: (1)
Taxable	634,758	7,337	4.62	515,753	5,010	3.90
Tax-exempt	225,589	3,078	5.47	224,844	3,207	5.72
Securities held to maturity	257,529	2,970	4.61	236,784	2,654	4.48
Portfolio loans: (2)
Commercial loans	1,613,861	26,113	6.40	1,544,344	21,206	5.43
Residential real estate mortgage loans	2,172,126	28,459	5.24	2,014,715	25,684	5.10
Installment loans	747,193	11,727	6.30	656,756	8,654	5.28
Total loans, net of unearned income	4,533,180	66,299	5.83	4,215,815	55,544	5.25
Federal Home Loan Bank stock (at cost)	80,709	855	4.25	80,721	852	4.23
Total interest-earning assets	5,810,643	81,701	5.61	5,402,426	69,022	5.10
Allowance for loan losses	(41,986)			(42,615)
Cash and due from banks	46,963			56,025
Other assets	210,222			196,882
Total assets	$6,025,842			$5,612,718

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$199,899	$231	0.46%	$191,335	$131	0.27%
Savings and money market accounts	997,596	4,035	1.62	1,056,628	3,189	1.21
Certificates of deposit under $100,000	696,431	5,328	3.07	675,236	5,021	2.98
Certificates of deposit $100,000 or greater	836,569	7,073	3.39	658,912	4,326	2.63
Total interest-bearing deposits	2,730,495	16,667	2.45	2,582,111	12,667	1.97
Short-term borrowings	1,076,191	8,325	3.06	854,019	2,319	1.07
Long-term FHLB advances and security repurchase agreements	1,429,282	15,919	4.41	1,421,560	15,734	4.38
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,285,968	41,986	3.16	4,907,690	31,795	2.58
Noninterest-bearing deposits	286,356			283,691
Other liabilities	42,342			38,708
Total liabilities	5,614,666			5,230,089
Shareholders’ equity	411,176			382,629
Total liabilities and shareholders’ equity	$6,025,842			$5,612,718

Net interest income/rate spread (FTE)		$39,715	2.45%		$37,227	2.52%

FTE adjustment		$964			$1,030

Impact of noninterest
bearing sources of funds			.28%			.23%

Net interest margin (FTE)			2.73%			2.75%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$-	$3	$3
Mortgage loans held for sale	(724)	128	(596)
Securities available for sale:
Taxable	1,293	1,034	2,327
Tax-exempt	11	(140)	(129)
Securities held to maturity	237	79	316
Portfolio loans: (2)
Commercial loans	988	3,919	4,907
Residential real estate mortgage loans	2,054	721	2,775
Installment loans	1,279	1,794	3,073
Total loans, net of unearned income	4,321	6,434	10,755
Federal Home Loan Bank stock (at cost)	-	3	3
Total interest income	5,138	7,541	12,679

Interest Expense:
Interest-bearing demand deposits	6	94	100
Savings deposits	(187)	1,033	846
Certificates of deposit under $100,000	156	151	307
Certificates of deposit $100,000 or greater	1,326	1,421	2,747
Total interest-bearing deposits	1,301	2,699	4,000
Short-term borrowings	737	5,269	6,006
Long-term FHLB advances and security repurchase agreements	82	103	185
Long-term debt	-	-	-
Total interest expense	2,120	8,071	10,191
Net interest income (FTE)	$3,018	$(530)	$2,488

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 3 - Six Months Ended Net Interest Income (FTE)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,421	$13	1.77%	$671	$2	0.68%
Mortgage loans held for sale	95,767	2,820	5.89	110,225	3,128	5.68
Securities available for sale: (1)
Taxable	582,619	13,318	4.55	488,668	9,513	3.90
Tax-exempt	212,788	5,779	5.48	217,422	6,286	5.80
Securities held to maturity	246,181	5,661	4.60	212,724	4,825	4.54
Portfolio loans: (2)
Commercial loans	1,600,064	50,583	6.29	1,535,407	42,323	5.45
Residential real estate mortgage loans	2,146,300	55,965	5.21	2,021,182	52,770	5.22
Installment loans	741,881	22,553	6.13	642,868	17,073	5.33
Total loans, net of unearned income	4,488,245	129,101	5.75	4,199,457	112,166	5.32
Federal Home Loan Bank stock (at cost)	80,710	1,681	4.20	80,727	1,909	4.74
Total interest-earning assets	5,707,731	158,373	5.55	5,309,894	137,829	5.18
Allowance for loan losses	(41,875)			(41,769)
Cash and due from banks	49,046			54,154
Other assets	208,535			192,962
Total assets	$5,923,437			$5,515,241

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$200,189	$452	0.46%	$187,539	$255	0.27%
Savings and money market accounts	1,040,631	8,244	1.60	1,048,983	6,656	1.27
Certificates of deposit under $100,000	685,026	10,206	3.00	677,421	10,170	3.01
Certificates of deposit $100,000 or greater	809,395	12,953	3.23	663,572	8,623	2.61
Total interest-bearing deposits	2,735,241	31,855	2.35	2,577,515	25,704	2.00
Short-term borrowings	985,279	13,945	2.81	790,838	4,337	1.08
Long-term FHLB advances and security repurchase agreements	1,420,863	31,549	4.42	1,408,890	31,544	4.43
Long-term debt	50,000	2,150	8.60	50,000	2,150	8.60
Total interest-bearing liabilities	5,191,383	79,499	3.06	4,827,243	63,735	2.63
Noninterest-bearing deposits	278,231			269,031
Other liabilities	41,710			37,609
Total liabilities	5,511,324			5,133,883
Shareholders’ equity	412,113			381,358
Total liabilities and shareholders’ equity	$5,923,437			$5,515,241

Net interest income/rate spread (FTE)		$78,874	2.49%		$74,094	2.55%

FTE adjustment		$1,795			$2,018

Impact of noninterest-
bearing sources of funds			.27%			.24%

Net interest margin (FTE)			2.76%			2.79%

Net Interest Income (Continued)

Table 4 - Six Months Ended Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$5	$6	$11
Mortgage loans held for sale	(421)	113	(308)
Securities available for sale:
Taxable	2,038	1,767	3,805
Tax-exempt	(141)	(366)	(507)
Securities held to maturity	771	65	836
Portfolio loans: (2)
Commercial loans	1,773	6,487	8,260
Residential real estate mortgage loans	3,295	(100)	3,195
Installment loans	2,776	2,704	5,480
Total loans, net of unearned income	7,844	9,091	16,935
Federal Home Loan Bank stock (at cost)	-	(228)	(228)
Total interest income	10,096	10,448	20,544

Interest Expense:
Interest-bearing demand deposits	17	180	197
Savings deposits	(56)	1,644	1,588
Certificates of deposit under $100,000	80	(44)	36
Certificates of deposit $100,000 or greater	2,081	2,249	4,330
Total interest-bearing deposits	2,122	4,029	6,151
Short-term borrowings	1,278	8,330	9,608
Long-term FHLB advances and security repurchase agreements	5	-	5
Long-term debt	-	-	-
Total interest expense	3,405	12,359	15,764
Net interest income (FTE)	$6,691	$(1,911)	$4,780

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income decreased $3.6 million, or 29%, for the quarter ended June 30, 2005, compared to the same period in 2004. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.7 million for the quarter ended June 30, 2005, a decrease of $298,000, or 5%, compared to the second quarter of 2004. The decrease was due primarily to declines in gain on sale of securities. The Company also sold $6.7 million of the guaranteed portion of SBA loans during the quarter ended June 30, 2005, resulting in gains of $561,000. During the quarter ended June 30, 2004, the Company sold $7.1 million of SBA loans for gains of $665,000.

For the six months ended June 30, 2005, total noninterest income decreased $3.4 million, or 15%, compared to the same period in 2004. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $10.9 million for the six months ended June 30, 2004, a decrease of $725,000, or 6%, over the same period in 2004. This decrease was primarily due to lower levels of gain on sale of securities, gain on sale of SBA loans and income from bank owned life insurance. The Company sold $13.9 million of the guaranteed portion of SBA loans during the six months ended June 30, 2005, resulting in gains of $953,000. During the six months ended June 30, 2004, the Company sold $12.1 million of SBA loans for gains of $1.2 million.

Mortgage Banking Income
The Company closed $409 million in single-family residential mortgage loans in the second quarter of 2005, a decrease of 34% compared to $619 million closed in the same period last year. During the first half of 2005, mortgage loan closings were $754 million, a decrease of 28% compared to $1.0 billion for the comparable period in 2004. Refinancings for the second quarter of 2005 represented 33% of total closings compared to 44% in the second quarter of 2004. During the first half of 2005, refinancings represented 39% of total closings compared to 45% for the first half of 2004.

For the three months ended June 30, 2005, mortgage banking income decreased $3.3 million, or 51%, to $3.2 million from $6.6 million a year earlier. The decrease is primarily due to lower levels of mortgage loans sold to the secondary market and lower gains on the sale of residential real estate portfolio loans. Mortgage loans sold to the secondary market were $122 million during the second quarter of 2005 compared to $297 million in the prior year. The ratio of mortgage loan production income to mortgage loans sold was 3.01% for the second quarter of 2005, compared to 2.56% for the second of quarter 2004.

For the six months ended June 30, 2005, mortgage banking income decreased $2.7 million, or 23%, to $9.1 million from $11.7 million a year earlier. The decrease is primarily due to lower levels of mortgage loans sold to the secondary market. For the six months ended June 30, 2005, mortgage loans sold to the secondary market totaled $296 million compared to $553 million during the first six months of 2004. The ratio of mortgage production revenue to mortgage loans sold was 2.93% for the first six months of 2005, compared to 2.50% for the comparable period in 2004.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $3.7 million and $7.6 million for the second quarters of 2005 and 2004, respectively, and $8.7 million and $13.9 million for the six months ended June 30, 2005 and 2004, respectively. Commissions and incentives paid were $4.0 million and $5.7 million for the second quarters of 2005 and 2004, respectively and $7.0 million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively. The SFAS 91 credit totaled $3.1 million and $3.8 million for the second quarters of 2005 and 2004, respectively. The SFAS 91 credit for the six months ended June 30, 2005 and 2004 totaled $4.8 million and $5.2 million, respectively.

Mortgage banking income also includes gains on sale of residential real estate loans totaling $448,000 and $863,000 for the second quarters of 2005 and 2004, respectively, and $2.5 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. Residential real estate loan sales totaled $52.7 million and $44.5 million for the second quarters of 2005 and 2004, respectively, and $179.3 million and $96.1 million for the six months ended June 30, 2005 and 2004, respectively.

During the quarter ended June 30, 2005, the Company had mortgage loan applications of $636 million and at June 30, 2005, the Company’s mortgage loan pipeline of applications in process was $579 million, an increase of $40 million from March 31, 2005. At June 30, 2005, $152 million of the mortgage loan pipeline represented commitments to fund loan applications with agreed-upon rates, an increase of $8 million over March 31, 2005. The Company estimates that mortgage applications for the quarter ended September 30, 2005 will range from $500 to $600 million, and closings for the quarter ended September 30, 2005 will range from $350 to $400 million.

Noninterest Expense
Total noninterest expense for the quarter ended June 30, 2005, decreased $2.1 million, or 9%, to $21.3 million compared to $23.4 million for the second quarter of 2004. The decrease was primarily a result of a decrease of $1.5 million in salaries and employee benefits related to lower employee incentive accruals and a decrease of $601,000 in other noninterest expense primarily reflecting lower residential mortgage closing volume in 2005 compared to 2004. Total noninterest expense for the six months ended June 30, 2005, decreased $270,000, or 1%, to $44.1 million compared to $44.4 million in 2004.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 2005, the Company had $6.1 billion in total assets, an increase of $361 million, or 6%, from $5.7 billion at December 31, 2004. The increase is primarily the result of an increase in the Company’s total portfolio loans, mortgage loans held for sale, securities available for sale and securities held to maturity.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At June 30, 2005, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $810.9 million compared to $546.4 million at December 31, 2004. At June 30, 2005, $536.6 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $397.3 million at December 31, 2004.

Investment securities available for sale totaled $835.3 million at June 30, 2005, a $214.5 million increase from $620.8 million at December 31, 2004. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans during the first quarter of 2005. The investment securities available for sale portfolio constituted 13.7% of the Company’s total assets at June 30, 2005, compared to 10.9% at December 31, 2004.

Investment securities held to maturity totaled $252.5 million at June 30, 2005, a $29.7 million increase from $222.8 million at December 31, 2004. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 4.2% of the Company’s total assets at June 30, 2005, compared to 3.9% at December 31, 2004.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at June 30, 2005:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$246,402	$84	$412	$246,074
Collateralized mortgage obligations	295,823	1,185	2,320	294,688
Mortgage-backed securities	81,880	56	426	81,510
Municipal and other securities	212,989	926	902	213,013
Total securities available for sale	$837,094	$2,251	$4,060	$835,285

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$216,193	$45	$3,237	$213,001
Mortgage-backed securities	36,334	-	153	36,181
Total securities held to maturity	$252,527	$45	$3,390	$249,182

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At June 30, 2005, all of the unrealized losses in the securities portfolio were comprised of investment grade municipal securities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Certain securities with a carrying value of $771.9 million and $530.8 million at June 30, 2005 and December 31, 2004, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at June 30, 2005 and December 31, 2004. The Company earned an average dividend of 4.25% on the FHLB stock during the second quarter of 2005.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $143.6 million at June 30, 2005, an increase of $38.3 million from $105.3 million at December 31, 2004. Loans closed generally remain in loans held for sale for 30 to 60 days after closing. Residential mortgage loan closings during the second quarter of 2005 were $409 million compared to $444 million during the fourth quarter of 2004. At June 30, 2005, $55 million of fixed-rate residential portfolio loans were reclassified to mortgage loans held for sale, as these loans had been committed for sale for settlement in the third quarter of 2005. These portfolio loans were transferred to mortgage loans held for sale at the lower of cost or market.

Portfolio Loans
Total portfolio loans were $4.53 billion at June 30, 2005, an increase of $69 million from $4.46 billion at December 31, 2004, due to increases in the commercial and installment portfolio loan balances. The commercial portfolio loan balance was $1.64 billion at June 30, 2005, an increase of $67 million from $1.58 billion at December 31, 2004. The increase was concentrated in real estate construction loans.

The residential portfolio loan balance decreased $15.7 million during the first six months of 2005. During the first six months of 2005, the Company retained $422 million of mortgage loans originated, 60% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first half of 2005 were $224 million. As part of the Company’s interest rate risk management, the Company sold $126.6 million of fixed-rate residential portfolio loans during the first six months of 2005. To manage credit risk, $23.2 million of interest-only adjustable rate loans were also sold. Additionally, to manage prepayment risk, $29.5 million of adjustable-rate residential portfolio loans were sold during the first six months of 2005.

The installment loan portfolio increased $17.6 million during the first six months of 2005, primarily due to an increase in home equity loans.

The following table provides further information regarding the Company’s loan portfolio:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$29,753	0.7%	$32,632	0.7%
Real estate construction	294,424	6.5	224,643	5.0
Commercial real estate mortgage	1,318,294	29.0	1,318,017	29.5
Total commercial loans	1,642,471	36.2	1,575,292	35.2
Residential real estate mortgages	2,137,046	47.2	2,152,720	48.3
Installment loans	753,612	16.6	735,963	16.5
Total portfolio loans	$4,533,129	100.0%	$4,463,975	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of June 30, 2005, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

The majority of the Company’s commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rate of Republic Bank or London Interbank Offered Rates (“LIBOR”), as well as fixed rates for terms generally ranging from three to five years. Management believes that the Company’s historically low net charge-offs are reflective of the emphasis on real estate-secured lending and adherence to conservative underwriting standards.

The Company originates primarily conventional mortgage loans secured by residential properties, which conform to the underwriting guidelines for sale to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or for conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

Non-Performing Assets
Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 days or more past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are generally applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered.

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Non-Performing Assets:
Non-accrual loans:
Commercial	$14,550	$17,744
Residential real estate mortgages	12,202	10,705
Installment	1,100	852
Total non-accrual loans	27,852	29,301
Other real estate owned	8,917	4,160
Total non-performing assets	$36,769	$33,461

Non-performing assets as a percentage of:
Portfolio loans and OREO	.81%	.75%
Total assets	.61%	.59%

Loans past due 90 days or more and still accruing interest:
Commercial	$-	$-
Residential real estate mortgages	-	-
Installment	-	-
Total loans past due 90 days or more	$-	$-

At June 30, 2005, $24.3 million, or .54% of total portfolio loans were 30-89 days delinquent, compared to $17.8 million, or .40%, at December 31, 2004. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of June 30, 2005, total potential problem loans, excluding those categorized as non-accrual loans, were $47.2 million, or 1.04% of total portfolio loans, compared to $32.5 million, or 0.73% of total portfolio loans at December 31, 2004.

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

At June 30, 2005, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (any delinquent commercial loan greater than $500,000 in addition to commercial and residential real estate loans classified as substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Accordingly, the unallocated portion of the allowance is maintained to capture these probable losses inherent in the loan portfolio. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors that were considered in the evaluation of the adequacy of the Company’s unallocated allowance include the imprecision in the projected loss ratios and the risk associated with new customer relationships, which may be different than the risks associated with established customers. Additional factors in the evaluation include economic conditions and industry trends. The unallocated allowance was $9.0 million at June 30, 2005, compared to $9.8 million at March 31, 2005 and $7.2 million at December 31, 2004.

During the three months ended June 30, 2005, March 31, 2005 and June 30, 2004, the Company recorded provision for loan losses of $1.4 million, $1.5 million and $2.0 million, respectively. The amount charged to the provision for loan losses during the first and second quarters of 2005 remained consistent primarily as a result of the projected loss ratios and overall loan balances remaining fairly consistent.

The following table provides an analysis of the allowance for loan losses:
	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Allowance for loan losses:
Balance at January 1	$41,818	$40,271
Loans charged off	(3,596)	(3,754)
Recoveries of loans previously charged off	749	2,069
Net charge-offs	(2,847)	(1,685)
Provision charged to expense	2,900	4,500
Balance at June 30	$41,871	$43,086

Annualized net charge-offs as a percentage of average loans	.13%	.08%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.92%	.99%
Allowance for loan losses as a percentage of non-performing loans	150.33%	121.59%

SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At June 30, 2005, all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. At December 31, 2004, all potential problem loans, classified as watch and substandard (with the exception of installment loans) and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment.

Allowance for Loan Losses and Impaired Loans (Continued)

Information regarding the Company’s impaired loans follows:

	June 30,	December 31,
(In thousands)	2005	2004

Gross recorded investment in impaired loans (period-end)	$26,752	$59,840
Impaired loans requiring a specific allocated allowance	17,167	41,001
Specific impairment allowance	2,469	5,672

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

LIABILITIES

Total liabilities were $5.67 billion at June 30, 2005, a $362 million, or 7% increase from $5.30 billion at December 31, 2004. This increase was primarily due to increases in short-term borrowings and long-term security repurchase agreements.

Deposits
Total deposits decreased $11 million to $3.04 billion at June 30, 2005 from $3.05 billion at December 31, 2004. Total retail deposits increased $49 million, or 2%, from December 31, 2004 while wholesale deposits, which include municipal and brokered certificates of deposit, decreased $60 million from December 31, 2004.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the six months ended June 30, 2005 and the year ended December 31, 2004, were as follows:

	June 30, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Federal funds purchased	$395,000	$432,776	2.83%	$365,000	$348,555	1.47%
Security repurchase agreements	324,775	285,210	2.65	173,300	213,880	1.04
Other short-term borrowings	-	-	-	-	266	0.91
Total short-term borrowings	$719,775	$717,986	2.76%	$538,300	$562,701	1.31%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $333.5 million at June 30, 2005.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at June 30, 2005 and December 31, 2004, were as follows:

	June 30, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Short-term FHLB advances	$362,500	$267,293	2.97%	$215,000	$289,301	1.62%

Short-Term FHLB Advances (Continued)

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $161.9 million and $282.3 million available in unused borrowings with the FHLB at June 30, 2005 and December 31, 2004, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at June 30, 2005 and December 31, 2004, were as follows:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Period-End
Long-term FHLB advances:
Bullet advances	$329,729	3.63%	$368,774	3.80%
Putable advances	680,000	5.75	680,000	5.75
Total long-term FHLB advances	1,009,729	5.06	1,048,774	5.07
Long-term security repurchase agreements	425,205	2.83	342,104	2.68
Total long-term FHLB advances and security
repurchase agreements	$1,434,934	4.40%	$1,390,878	4.48%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $437.2 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from July 2005 to October 2017.

CAPITAL
Shareholders’ equity was $409.1 million at June 30, 2005, compared to $409.6 million at December 31, 2004. The decrease in shareholders’ equity during the first six months of 2005 resulted primarily from net income of $34.8 million being more than offset by $15.4 million in cash dividends to shareholders and $25.4 million in stock repurchases.

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

As of June 30, 2005, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	June 30, 2005	December 31, 2004
Total capital to risk-weighted assets (1)	12.50%	12.96%
Tier 1 capital to risk-weighted assets (1)	11.38	11.87
Tier 1 capital to average assets (1)	7.57	7.94

(1)	As defined by the regulations.

As of June 30, 2005, the Company’s total risk-based capital was $500 million and Tier 1 risk-based capital was $456 million, an excess of $100 million and $215 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2005, the cumulative one-year gap was a positive 8.30% of total earning assets.

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

As of June 30, 2005, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over the next twelve months	2.61%	2.02%	1.31%	-2.45%	-5.55%	-13.21%

These projected levels, which are well within the Company’s policy limits, portray the Company’s interest rate risk position as asset sensitive for the one-year horizon. The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Mortgage Banking Hedging Activities
At June 30, 2005, the Company had outstanding $99.5 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates.

At June 30, 2005, the Company had outstanding mandatory forward commitments to sell $230.9 million of residential mortgage loans. These mandatory forward commitments hedged the value of $142.5 million of mortgage loans held for sale utilizing fair value hedge accounting for derivatives and $88.4 million of IRLCs.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking revenue on the income statement. The fair value of IRLCs and mandatory forward commitments was immaterial at June 30, 2005. The Company does not enter into derivative transactions for purely speculative purposes.

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

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at June 30, 2005 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	(519)	(879)	(1,398)
Weighted average:
Receive rate	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	2.81%	3.44%	3.13%

(1)	Variable interest rates - which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Republic Bancorp Inc. shares repurchased during the quarter ended June 30, 2005 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
4/1/05 - 4/30/05	225,000	13.12	225,000	1,052,352
5/1/05 - 5/31/05	490,000	13.56	490,000	562,352
6/1/05 - 6/30/05	483,500	14.34	483,500	2,078,852
Total	1,198,500	$13.79	1,198,500	2,078,852

(1)
On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. There were 78,852 shares available for repurchase at June 30, 2005 under this program.

On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,000,000 shares. The 2005 Stock Repurchase Program will commence at the conclusion of the 2003 Stock Repurchase Program. There were 2,000,000 shares available for repurchase at June 30, 2005 under this program.

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

REPUBLIC BANCORP INC.
(Registrant)

Date: August 8, 2005	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)