Form 10-Q
period 2005-09-30
REPUBLIC BANCORP INC
filed 2005-11-08
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
☑Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2005:
Common Stock, $5 Par Value Per Share	68,318,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	2

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25 - 26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	28

Item 6.	Exhibits	28

SIGNATURE		29

Exhibits 31(a)-(b) -	Certifications of the Principal Executive Officer and Principal Financial Officer	30 - 31

Exhibits 32(a)-(b) -	Certifications of the Chief Executive Officer and Chief Financial Officer	32 - 33

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$68,395	$53,671
Mortgage loans held for sale	91,844	105,318
Securities available for sale, at market	831,820	620,794
Securities held to maturity, at cost	237,059	222,757
Loans, net of unearned income	4,585,988	4,463,975
Less allowance for loan losses	(41,946)	(41,818)
Net loans	4,544,042	4,422,157
Federal Home Loan Bank stock (at cost)	80,521	80,511
Premises and equipment	26,690	26,493
Bank owned life insurance	115,498	112,978
Other assets	85,613	69,298
Total assets	$6,081,482	$5,713,977

LIABILITIES
Noninterest-bearing deposits	$295,124	$274,747
Interest-bearing deposits:
NOW accounts	184,476	203,553
Savings and money market accounts	977,221	1,100,333
Retail certificates of deposit	1,049,334	879,361
Wholesale deposits	708,452	588,217
Total interest-bearing deposits	2,919,483	2,771,464
Total deposits	3,214,607	3,046,211
Federal funds purchased and other short-term borrowings	718,775	538,300
Short-term FHLB advances	190,000	215,000
Long-term FHLB advances and security repurchase agreements	1,438,302	1,390,878
Accrued expenses and other liabilities	64,570	63,950
Long-term debt	50,000	50,000
Total liabilities	5,676,254	5,304,339

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 100,000,000 shares authorized; 68,463,000 and 70,425,000, issued and outstanding, respectively	342,315	352,125
Capital surplus	40,030	59,303
Unearned compensation - restricted stock	(5,623)	(3,207)
Retained earnings	32,692	3,634
Accumulated other comprehensive loss	(4,186)	(2,217)
Total shareholders’ equity	405,228	409,638
Total liabilities and shareholders’ equity	$6,081,482	$5,713,977

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$70,556	$61,342	$202,477	$176,636
Interest on investment securities and FHLB stock dividends	12,795	10,949	37,452	31,466
Total interest income	83,351	72,291	239,929	208,102

Interest Expense:
Deposits	19,118	13,024	50,973	38,728
Short-term borrowings	9,147	3,946	23,092	8,283
Long-term FHLB advances and security repurchase agreements	15,931	15,546	47,480	47,090
Long-term debt	1,075	1,075	3,225	3,225
Total interest expense	45,271	33,591	124,770	97,326
Net interest income	38,080	38,700	115,159	110,776
Provision for loan losses	1,400	2,250	4,300	6,750
Net interest income after provision for loan losses	36,680	36,450	110,859	104,026

Noninterest Income:
Mortgage banking income	4,760	4,558	13,817	16,298
Service charges	3,318	2,971	9,007	8,673
Gain on sale of securities	447	602	1,174	1,964
Gain on sale of SBA loans	628	1,400	1,581	2,586
Income from bank owned life insurance	1,083	1,070	3,176	3,553
Other noninterest income	775	248	2,180	1,107
Total noninterest income	11,011	10,849	30,935	34,181

Noninterest Expense:
Salaries and employee benefits	15,337	14,033	41,103	39,957
Occupancy expense of premises	2,603	2,564	7,799	7,659
Equipment expense	1,565	1,672	4,788	4,998
Other noninterest expense	4,393	5,079	14,339	15,135
Total noninterest expense	23,898	23,348	68,029	67,749
Income before income taxes	23,793	23,951	73,765	70,458
Provision for income taxes	6,571	6,738	21,761	20,578
Net Income	$17,222	$17,213	$52,004	$49,880

Basic earnings per share	$.25	$.24	$.75	$.71

Diluted earnings per share	$.25	$.24	$.74	$.70

Average common shares outstanding - diluted	69,616	71,343	70,442	71,222

Cash dividends declared per common share	$.110	$.100	$.330	$.273

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30 (In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$52,004	$49,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,462	7,770
Net gains on sale of securities available for sale	(1,174)	(1,964)
Net gains on sale of commercial and residential real estate loans	(4,725)	(4,688)
Proceeds from sale of mortgage loans held for sale	542,411	736,793
Origination of mortgage loans held for sale	(528,937)	(755,308)
Net increase in other assets	(22,722)	(18,106)
Net increase (decrease) in other liabilities	620	(5,879)
Other, net	129	3,897
Total adjustments	(5,936)	(37,485)
Net cash provided by operating activities	46,068	12,395

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	198,159	131,708
Proceeds from calls and principal payments of securities available for sale	89,843	140,715
Proceeds from principal payments of securities held to maturity	36,459	34,832
Purchases of securities available for sale	(473,354)	(346,276)
Purchases of securities held to maturity	(50,921)	(109,663)
Proceeds from sale of commercial and residential real estate loans	259,952	152,751
Net increase in loans made to customers	(406,415)	(421,933)
Premises and equipment expenditures	(4,556)	(4,596)
Net cash used in investing activities	(350,833)	(422,462)

Cash Flows From Financing Activities:
Net increase in total deposits	168,396	154,806
Net increase in short-term borrowings	180,475	42,596
Net (decrease) increase in short-term FHLB advances	(25,000)	123,000
Proceeds from long-term FHLB advances and security repurchase agreements	113,250	146,000
Payments on long-term FHLB advances	(64,612)	(44,674)
Net proceeds from issuance of common shares	7,282	7,416
Repurchase of common shares	(37,235)	(3,667)
Dividends paid on common shares	(23,067)	(18,198)
Net cash provided by financing activities	319,489	407,279

Net increase (decrease) in cash and cash equivalents	14,724	(2,788)
Cash and cash equivalents at beginning of period	53,671	63,858
Cash and cash equivalents at end of period	$68,395	$61,070

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

Note 3 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)	2005	2004
Cash paid during the period for:
Interest	$123,874	$96,355
Income taxes	$22,229	$20,576

Non-cash investing activities:
Loan charge-offs	$5,442	$5,587

During the third quarter of 2005, the Company converted $21.7 million of residential mortgage portfolio loans guaranteed by the Federal Home Loan Mortgage Corporation (Freddie Mac) and $6.8 million of residential mortgage portfolio loans guaranteed by the Federal National Mortgage Association (Fannie Mae) to mortgage-backed securities via the loan sale and securitization programs offered by those government-sponsored entities. The Company retained the resulting securities and mortgage servicing rights and transferred the securities to the securities available for sale portfolio.

Note 4 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Net income	$17,222	$17,213	$52,004	$49,880

Unrealized holding gains (losses) on securities, net of tax (credit) of ($1,464), $6,428, ($649) and $613, respectively	(2,719)	11,603	(1,206)	1,138
Reclassification adjustment for gains included in net income, net of tax of $156, $211, $411 and $686, respectively	(291)	(391)	(763)	(1,278)
Net unrealized gains (losses) on securities, net of tax	(3,010)	11,212	(1,969)	(140)
Comprehensive income	$14,212	$28,425	$50,035	$49,740

Note 5 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	7,635	6,894
Net book value	$3,248	$3,989

Amortization expense on the core deposit intangible asset totaled $244,000 and $247,500 for the quarters ended September 30, 2005 and 2004, and $741,000 and $742,500 for the nine months ended September 30, 2005 and 2004, respectively. The Company expects core deposit intangible amortization expense to be $977,000, $864,000, $864,000, $704,000 and $156,000 for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$17,222	$17,213	$52,004	$49,880

Denominator for basic earnings per share - weighted-average shares	68,854,541	70,448,286	69,663,865	70,349,609
Effect of dilutive securities:
Stock options	706,993	830,597	723,376	807,941
Warrants	54,332	63,956	54,637	64,730
Dilutive potential common shares	761,325	894,553	778,013	872,671
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	69,615,866	71,342,839	70,441,878	71,222,280

Basic earnings per share	$.25	$.24	$.75	$.71
Diluted earnings per share	$.25	$.24	$.74	$.70

Note 7 - Segment Information
The Company’s operations are managed as three major business segments: (1) commercial banking, (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering functions. Deposits and consumer loan products are offered through 82 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources, operation costs and any corporate debt.

Note 7 - Segment Information (Continued)

The following table presents the financial results of each business segment for the three months ended September 30, 2005 and 2004.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2005
Net interest income from external customers	$28,041	$(7,920)	$3,881	$14,078	$38,080
Internal funding	(11,950)	34,512	(1,993)	(20,569)	-
Net interest income	16,091	26,592	1,888	(6,491)	38,080
Provision for loan losses	1,155	195	162	(112)	1,400
Noninterest income	1,020	3,385	5,563	1,043	11,011
Noninterest expense	3,055	8,293	4,972	7,578	23,898
Income before taxes	12,901	21,489	2,317	(12,914)	23,793
Income taxes	4,516	7,521	811	(6,277)	6,571
Net income	$8,385	$13,968	$1,506	$(6,637)	$17,222

Depreciation and amortization	$25	$714	$488	$1,398	$2,625
Capital expenditures	$4	$2,152	$19	$218	$2,393
Net identifiable assets (in millions)	$1,659	$2,940	$240	$1,242	$6,081
Return on equity(1)	20.38%	40.08%	44.23%	n/m	16.87%
Return on assets	2.04%	1.91%	2.21%	n/m	1.14%
Efficiency ratio	17.85%	27.66%	66.73%	n/m	48.26%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2004
Net interest income from external customers	$21,910	$(5,794)	$3,545	$19,039	$38,700
Internal funding	(8,562)	30,792	(1,692)	(20,538)	-
Net interest income	13,348	24,998	1,853	(1,499)	38,700
Provision for loan losses	1,062	190	68	930	2,250
Noninterest income	1,649	3,052	5,427	721	10,849
Noninterest expense	2,867	8,489	5,271	6,721	23,348
Income before taxes	11,068	19,371	1,941	(8,429)	23,951
Income taxes	3,732	6,527	679	(4,200)	6,738
Net income	$7,336	$12,844	$1,262	$(4,229)	$17,213

Depreciation and amortization	$29	$724	$454	$1,165	$2,372
Capital expenditures	$9	$137	$35	$858	$1,039
Net identifiable assets (in millions)	$1,534	$2,840	$260	$1,169	$5,803
Return on equity(1)	19.25%	38.05%	37.71%	n/m	17.45%
Return on assets	1.93%	1.81%	1.89%	n/m	1.20%
Efficiency ratio	19.12%	30.26%	72.40%	n/m	46.71%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- not meaningful

Note 7 - Segment Information (Continued)

The following table presents the financial results of each business segment for the nine months ended September 30, 2005 and 2004.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2005
Net interest income from external customers	$78,165	$(20,762)	$10,149	$47,607	$115,159
Internal funding	(32,511)	98,624	(5,085)	(61,028)	-
Net interest income	45,654	77,862	5,064	(13,421)	115,159
Provision for loan losses	3,063	732	400	105	4,300
Noninterest income	2,610	9,241	14,687	4,397	30,935
Noninterest expense	8,999	24,362	14,894	19,774	68,029
Income before taxes	36,202	62,009	4,457	(28,903)	73,765
Income taxes	12,671	21,703	1,560	(14,173)	21,761
Net income	$23,531	$40,306	$2,897	$(14,730)	$52,004

Depreciation and amortization	$79	$2,181	$1,353	$4,849	$8,462
Capital expenditures	$20	$2,736	$82	$1,718	$4,556
Net identifiable assets (in millions)	$1,659	$2,940	$240	$1,242	$6,081
Return on equity(1)	19.57%	38.81%	31.15%	n/m	16.88%
Return on assets	1.96%	1.85%	1.56%	n/m	1.16%
Efficiency ratio	18.65%	27.97%	75.41%	n/m	46.09%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2004
Net interest income from external customers	$63,905	$(18,764)	$11,325	$54,310	$110,776
Internal funding	(25,412)	91,568	(5,098)	(61,058)	-
Net interest income	38,493	72,804	6,227	(6,748)	110,776
Provision for loan losses	2,212	1,105	205	3,228	6,750
Noninterest income	3,266	8,926	18,330	3,659	34,181
Noninterest expense	7,357	23,877	16,320	20,195	67,749
Income before taxes	32,190	56,748	8,032	(26,512)	70,458
Income taxes	11,268	19,862	2,811	(13,363)	20,578
Net income	$20,922	$36,886	$5,221	$(13,149)	$49,880

Depreciation and amortization	$89	$2,192	$1,336	$4,153	$7,770
Capital expenditures	$33	$2,619	$316	$1,628	$4,596
Net identifiable assets (in millions)	$1,534	$2,840	$260	$1,169	$5,803
Return on equity(1)	18.36%	36.69%	49.02%	n/m	17.24%
Return on assets	1.84%	1.75%	2.45%	n/m	1.19%
Efficiency ratio	17.62%	29.21%	66.46%	n/m	46.39%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- not meaningful

Note 8 - Stock Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to January 1, 2003. Since 2003, the Company has generally awarded restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options in the first nine months of 2005 and 2004 was immaterial. The income statement impact from expensing stock options is expected to be immaterial for the remainder of 2005. The Company continues to recognize compensation expense for restricted stock over the vesting period in accordance with APB Opinion 25. Such expense is included in salaries and employee benefits on the consolidated statements of income.

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123 for all outstanding and unvested awards for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (as reported)	$17,222	$17,213	$52,004	$49,880
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	452	269	1,731	1,265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(505)	(378)	(1,919)	(1,629)
Net income (pro forma)	$17,169	$17,104	$51,816	$49,516

Basic earnings per share (as reported)	$.25	$.24	$.75	$.71
Basic earnings per share (pro forma)	.25	.24	.74	.70

Diluted earnings per share (as reported)	$.25	$.24	$.74	$.70
Diluted earnings per share (pro forma)	.25	.24	.74	.70

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $2.3 million at September 30, 2005. Deferred revenue recorded for standby letters of credit was $279,000 and $367,000 at September 30, 2005 and December 31, 2004, respectively.

Note 9 - Off-Balance Sheet Instruments (Continued)
The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at September 30, 2005 and December 31, 2004.

(In thousands)	September 30, 2005	December 31, 2004
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$252,573	$254,374
Commitments to fund commercial real estate loans	586,246	390,363
Other unused commitments to extend credit	447,026	422,652
Standby letters of credit	123,051	110,291

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

In June 2005, the FASB directed its staff to draft FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

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

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarters ended September 30, 2005 and September 30, 2004 of $17.2 million. Diluted earnings per share for the third quarter of 2005 were $.25, up 3% from $.24 earned in the third quarter of 2004. Annualized returns on average assets and average shareholders’ equity for the quarter ended September 30, 2005 were 1.14% and 16.87%, respectively.

Net income for the nine months ended September 30, 2005 was $52.0 million, compared to net income of $49.9 million earned for the same period in 2004. For the nine month period ended September 30, 2005, diluted earnings per share were $.74, an increase of 5% over the $.70 earned in 2004. Annualized returns on average assets and average shareholders’ equity for the first nine months of 2005 were 1.16% and 16.88%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 through 4 on pages 12-15, which identify and quantify the components impacting net interest income for the three and nine months ended September 30, 2005 and 2004.

Net interest income, on a fully taxable equivalent (FTE) basis, was $39.0 million for the third quarter of 2005 compared to $39.7 million for the third quarter of 2004, a decrease of 2%. The decrease was primarily the result of a decline in the Company’s net interest margin offset by an increase in the average balances. The net interest margin (FTE) was 2.67% for the quarter ended September 30, 2005, a decrease of 18 basis points from 2.85% during the third quarter of 2004. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Interest earning assets increased $266 million, or 5%, as the average balance of mortgage loans held for sale increased $11 million, or 10%, average total securities increased $89 million, or 9%, and the average portfolio loan balance increased $165 million, or 4%, during the third quarter of 2005 compared to 2004. The increase in the average portfolio loan balance reflects a $118 million, or 8%, increase in average commercial loans, a $13 million, or 1%, decrease in average residential real estate mortgage loans and a $60 million, or 9%, increase in average installment loans. Average total interest bearing liabilities increased $257 million for the third quarter of 2005 compared to 2004 due to a $206 million increase in total average interest-bearing deposits, a $17 million increase in average short-term borrowings and a $34 million increase in average long-term FHLB advances and security repurchase agreements.

For the nine months ended September 30, 2005, net interest income (FTE) was $117.8 million, compared to $113.8 million for the first nine months of 2004. The increase was primarily the result of an increase in the Company’s average interest earning assets of $352 million, or 7%. The net interest margin (FTE) for the nine months ended September 30, 2005, declined 8 basis points to 2.73% from 2.81% for the comparable period in 2004. The decrease in the margin was due to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Net Interest Income (Continued)

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,125	$9	3.26%	$311	$1	1.54%
Mortgage loans held for sale	123,039	1,811	5.89	111,891	1,644	5.88
Securities available for sale: (1)
Taxable	620,465	7,142	4.60	524,579	5,252	4.00
Tax-exempt	203,673	2,762	5.38	221,247	3,181	5.70
Securities held to maturity	246,915	2,795	4.53	235,899	2,645	4.48
Portfolio loans: (2)
Commercial loans	1,662,161	28,295	6.66	1,544,194	22,075	5.59
Residential real estate mortgage loans	2,138,468	28,017	5.24	2,151,496	28,253	5.25
Installment loans	752,278	12,433	6.56	692,354	9,370	5.37
Total loans, net of unearned income	4,552,907	68,745	5.98	4,388,044	59,698	5.39
Federal Home Loan Bank stock (at cost)	80,518	965	4.75	80,701	913	4.49
Total interest-earning assets	5,828,642	84,229	5.73	5,562,672	73,334	5.23
Allowance for loan losses	(42,098)			(43,760)
Cash and due from banks	51,647			53,699
Other assets	212,929			181,698
Total assets	$6,051,120			$5,754,309

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$193,258	$266	0.55%	$194,630	$151	0.31%
Savings and money market accounts	998,537	4,738	1.88	1,033,022	3,237	1.24
Retail certificates of deposit	1,031,360	8,693	3.34	876,527	6,875	3.11
Wholesale deposits	584,836	5,421	3.68	497,973	2,761	2.20
Total interest-bearing deposits	2,807,991	19,118	2.70	2,602,152	13,024	1.99
Short-term borrowings	1,022,939	9,147	3.50	1,006,053	3,946	1.54
Long-term FHLB advances and security repurchase agreements	1,425,914	15,931	4.37	1,391,268	15,546	4.37
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,306,844	45,271	3.36	5,049,473	33,591	2.62
Noninterest-bearing deposits	292,012			282,032
Other liabilities	43,931			28,135
Total liabilities	5,642,787			5,359,640
Shareholders’ equity	408,333			394,669
Total liabilities and shareholders’ equity	$6,051,120			$5,754,309

Net interest income/rate spread (FTE)		$38,958	2.37%		$39,743	2.61%

FTE adjustment		$878			$1,043

Impact of noninterest-
bearing sources of funds			.30%			.24%

Net interest margin (FTE)			2.67%			2.85%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$6	$2	$8
Mortgage loans held for sale	164	3	167
Securities available for sale:
Taxable	1,038	852	1,890
Tax-exempt	(245)	(174)	(419)
Securities held to maturity	121	29	150
Portfolio loans: (2)
Commercial loans	1,775	4,445	6,220
Residential real estate mortgage loans	(179)	(57)	(236)
Installment loans	860	2,203	3,063
Total loans, net of unearned income	2,456	6,591	9,047
Federal Home Loan Bank stock (at cost)	(2)	54	52
Total interest income	3,538	7,357	10,895

Interest Expense:
Interest-bearing demand deposits	(1)	116	115
Savings deposits	(110)	1,611	1,501
Retail certificates of deposit	1,282	536	1,818
Wholesale deposits	548	2,112	2,660
Total interest-bearing deposits	1,719	4,375	6,094
Short-term borrowings	68	5,133	5,201
Long-term FHLB advances and security repurchase agreements	385	-	385
Long-term debt	-	-	-
Total interest expense	2,172	9,508	11,680
Net interest income (FTE)	$1,366	$(2,151)	$(785)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 3 - Nine Months Ended Net Interest Income (FTE)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,321	$22	2.20%	$550	$4	0.89%
Mortgage loans held for sale	104,960	4,630	5.88	110,790	4,771	5.74
Securities available for sale: (1)
Taxable	595,373	20,458	4.53	502,871	14,765	3.91
Tax-exempt	209,717	8,543	5.45	218,706	9,469	5.79
Securities held to maturity	246,429	8,457	4.58	220,505	7,469	4.52
Portfolio loans: (2)
Commercial loans	1,620,991	78,879	6.42	1,538,357	64,399	5.50
Residential real estate mortgage loans	2,143,661	83,982	5.22	2,064,937	81,023	5.23
Installment loans	745,385	34,986	6.28	659,483	26,443	5.34
Total loans, net of unearned income	4,510,037	197,847	5.83	4,262,777	171,865	5.35
Federal Home Loan Bank stock (at cost)	80,645	2,646	4.39	80,718	2,822	4.66
Total interest-earning assets	5,748,482	242,603	5.60	5,396,917	211,165	5.19
Allowance for loan losses	(41,950)			(42,434)
Cash and due from banks	49,922			54,001
Other assets	210,018			187,038
Total assets	$5,966,472			$5,595,522

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$197,853	$718	0.49%	$189,920	$406	0.28%
Savings and money market accounts	1,019,600	12,837	1.68	1,029,134	9,752	1.26
Retail certificates of deposit	977,798	23,600	3.23	884,287	20,971	3.16
Wholesale deposits	564,508	13,818	3.27	482,454	7,599	2.10
Total interest-bearing deposits	2,759,759	50,973	2.47	2,585,795	38,728	2.00
Short-term borrowings	997,970	23,092	3.05	863,100	8,283	1.26
Long-term FHLB advances and security repurchase agreements	1,422,232	47,480	4.40	1,402,809	47,090	4.41
Long-term debt	50,000	3,225	8.60	50,000	3,225	8.60
Total interest-bearing liabilities	5,229,961	124,770	3.16	4,901,704	97,326	2.62
Noninterest-bearing deposits	282,875			273,396
Other liabilities	42,783			34,627
Total liabilities	5,555,619			5,209,727
Shareholders’ equity	410,853			385,795
Total liabilities and shareholders’ equity	$5,966,472			$5,595,522

Net interest income/rate spread (FTE)		$117,833	2.44%		$113,839	2.57%

FTE adjustment		$2,674			$3,063

Impact of noninterest-
bearing sources of funds			.29%			.24%

Net interest margin (FTE)			2.73%			2.81%

Net Interest Income (Continued)

Table 4 - Nine Months Ended Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$9	$9	$18
Mortgage loans held for sale	(255)	114	(141)
Securities available for sale:
Taxable	3,058	2,635	5,693
Tax-exempt	(381)	(545)	(926)
Securities held to maturity	888	100	988
Portfolio loans: (2)
Commercial loans	3,520	10,960	14,480
Residential real estate mortgage loans	3,113	(154)	2,959
Installment loans	3,633	4,910	8,543
Total loans, net of unearned income	10,266	15,716	25,982
Federal Home Loan Bank stock (at cost)	(3)	(173)	(176)
Total interest income	13,582	17,856	31,438

Interest Expense:
Interest-bearing demand deposits	17	295	312
Savings deposits	(92)	3,177	3,085
Retail certificates of deposit	2,174	455	2,629
Wholesale deposits	1,454	4,765	6,219
Total interest-bearing deposits	3,553	8,692	12,245
Short-term borrowings	1,468	13,341	14,809
Long-term FHLB advances and security repurchase agreements	516	(126)	390
Long-term debt	-	-	-
Total interest expense	5,537	21,907	27,444
Net interest income (FTE)	$8,045	$(4,051)	$3,994

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income increased $162,000, or 1%, for the quarter ended September 30, 2005, compared to the same period in 2004. The increase was primarily due to higher levels of mortgage banking income and service charges. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $6.3 million for the quarter ended September 30, 2005, a decrease of $40,000, or 1%, compared to the third quarter of 2004. The decrease was due primarily to declines in gain on sale of securities and gain on sale of SBA loans partially offset by an increase in service charges. The Company sold $8.6 million of the guaranteed portion of SBA loans during the quarter ended September 30, 2005, resulting in gains of $628,000. During the quarter ended September 30, 2004, the Company sold $18.3 million of SBA loans for gains of $1.4 million.

For the nine months ended September 30, 2005, total noninterest income decreased $3.2 million, or 9%, compared to the same period in 2004. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $17.1 million for the nine months ended September 30, 2004, a decrease of $765,000, or 4%, over the same period in 2004. This decrease was primarily due to lower levels of gain on sale of securities and gain on sale of SBA loans. The Company sold $22.5 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2005, resulting in gains of $1.6 million. During the nine months ended September 30, 2004, the Company sold $30.4 million of SBA loans for gains of $2.6 million.

Mortgage Banking Income
The Company closed $435 million in single-family residential mortgage loans in the third quarter of 2005, a decrease of 7% compared to $469 million closed in the same period last year. During the first nine months of 2005, mortgage loan closings were $1.2 billion, a decrease of 21% compared to $1.5 billion for the comparable period in 2004. Refinancings for the third quarter of 2005 represented 37% of total closings compared to 28% in the third quarter of 2004. During the first nine months of 2005, refinancings represented 38% of total closings compared to 40% for the first nine months of 2004.

For the three months ended September 30, 2005, mortgage banking income increased $202,000, or 4%, to $4.8 million from $4.6 million a year earlier. The increase is primarily due to higher levels of mortgage loans sold to the secondary market and higher gains on the sale of residential real estate portfolio loans. Mortgage loans sold to the secondary market were $246 million during the third quarter of 2005 compared to $183 million in the prior year. The ratio of mortgage loan production income to mortgage loans sold was 2.52% for the third quarter of 2005, compared to 3.17% for the third of quarter 2004.

For the nine months ended September 30, 2005, mortgage banking income decreased $2.5 million, or 15%, to $13.8 million from $16.3 million a year earlier. The decrease is primarily due to lower levels of mortgage loans sold to the secondary market. For the nine months ended September 30, 2005, mortgage loans sold to the secondary market totaled $542 million compared to $737 million during the first nine months of 2004. The ratio of mortgage production revenue to mortgage loans sold was 2.74% for the first nine months of 2005, compared to 2.67% for the comparable period in 2004.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate portfolio loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $6.2 million and $5.8 million for the third quarters of 2005 and 2004, respectively, and $14.9 million and $19.7 million for the nine months ended September 30, 2005 and 2004, respectively. Commissions and incentives paid were $3.9 million and $4.7 million for the third quarters of 2005 and 2004, respectively and $10.9 million and $13.8 million for the nine months ended September 30, 2005 and 2004, respectively. The SFAS 91 credit totaled $1.8 million and $3.1 million for the third quarters of 2005 and 2004, respectively. The SFAS 91 credit for the nine months ended September 30, 2005 and 2004 totaled $6.7 million and $8.3 million, respectively.

Mortgage banking income also includes gains on sale of residential real estate loans totaling $604,000 and $382,000 for the third quarters of 2005 and 2004, respectively, and $3.1 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively. Residential real estate loan sales totaled $53.4 million and $21.4 million for the third quarters of 2005 and 2004, respectively, and $232.7 million and $117.5 million for the nine months ended September 30, 2005 and 2004, respectively.

During the quarter ended September 30, 2005, the Company had mortgage loan applications of $575 million and at September 30, 2005, the Company’s mortgage loan pipeline of applications in process was $528 million, a decrease of $51 million from June 30, 2005. At September 30, 2005, $116 million of the mortgage loan pipeline represented commitments to fund loan applications with agreed-upon rates, a decrease of $36 million over June 30, 2005. The Company estimates that mortgage applications for the quarter ended December 31, 2005 will range from $400 to $450 million, and closings for the quarter ended December 31, 2005 will range from $300 to $325 million.

Noninterest Expense
Total noninterest expense for the quarter ended September 30, 2005, increased $550,000, or 2%, to $23.9 million compared to $23.3 million for the third quarter of 2004. The increase was primarily a result of an increase of $1.3 million in salaries and employee benefits related to higher employee incentive accruals partially offset by a decrease of $686,000 in other noninterest expense primarily reflecting lower state taxes and other miscellaneous expenses. Total noninterest expense for the nine months ended September 30, 2005, increased $280,000 to $68.0 million compared to $67.7 million in 2004.

BALANCE SHEET ANALYSIS

ASSETS

At September 30, 2005, the Company had $6.1 billion in total assets, an increase of $368 million, or 6%, from $5.7 billion at December 31, 2004. The increase is primarily the result of an increase in the Company’s total portfolio loans and securities available for sale.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At September 30, 2005, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $826.2 million compared to $546.4 million at December 31, 2004. At September 30, 2005, $545.0 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $397.3 million at December 31, 2004.

Investment securities available for sale totaled $831.8 million at September 30, 2005, a $211.0 million increase from $620.8 million at December 31, 2004. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans during the first quarter of 2005. The investment securities available for sale portfolio constituted 13.7% of the Company’s total assets at September 30, 2005, compared to 10.9% at December 31, 2004.

Investment securities held to maturity totaled $237.1 million at September 30, 2005, a $14.3 million increase from $222.8 million at December 31, 2004. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 3.9% of the Company’s total assets at September 30, 2005 and December 31, 2004.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at September 30, 2005:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$244,408	$14	$1,532	$242,890
Collateralized mortgage obligations	305,524	102	3,046	302,580
Mortgage-backed securities	105,370	9	913	104,466
Municipal and other securities	182,957	203	1,276	181,884
Total securities available for sale	$838,259	$328	$6,767	$831,820

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$202,458	$-	$4,183	$198,275
Mortgage-backed securities	34,601	-	416	34,185
Total securities held to maturity	$237,059	$-	$4,599	$232,460

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At September 30, 2005, all of the unrealized losses in the securities portfolio were comprised of investment grade municipal securities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Certain securities with a carrying value of $784.9 million and $530.8 million at September 30, 2005 and December 31, 2004, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at September 30, 2005 and December 31, 2004.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $91.8 million at September 30, 2005, a decrease of $13.5 million from $105.3 million at December 31, 2004. Loans closed generally remain in loans held for sale for 30 to 60 days after closing. Residential mortgage loan closings during the third quarter of 2005 were $435 million compared to $444 million during the fourth quarter of 2004. At September 30, 2005, $25 million of fixed-rate residential portfolio loans were reclassified to mortgage loans held for sale, as these loans had been committed for sale for settlement in the fourth quarter of 2005. These portfolio loans were transferred to mortgage loans held for sale at the lower of cost or market.

Portfolio Loans
Total portfolio loans were $4.59 billion at September 30, 2005, an increase of $122 million from $4.46 billion at December 31, 2004, due to increases in the commercial and installment portfolio loan balances. The commercial portfolio loan balance was $1.68 billion at September 30, 2005, an increase of $103 million from $1.58 billion at December 31, 2004. The increase was concentrated in real estate construction loans.

The residential portfolio loan balance decreased $6 million during the first nine months of 2005. During the first nine months of 2005, the Company retained $613 million of mortgage loans originated, 58% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first nine months of 2005 were $351 million. As part of the Company’s interest rate risk management, the Company sold $170 million of fixed-rate residential portfolio loans during the first nine months of 2005. To manage credit risk, $23 million of interest-only adjustable rate loans were also sold. Additionally, to manage prepayment risk, $39 million of adjustable-rate residential portfolio loans were sold during the first nine months of 2005.

During the third quarter of 2005, to manage credit risk the Company converted $21.7 million of interest-only adjustable residential portfolio loans guaranteed by Freddie Mac and $6.8 million of Fannie Mae My Community loans guaranteed by Fannie Mae to mortgage-backed securities via the loan sale and securitization programs offered by those government-sponsored entities. The Company pays guarantee fees to these agencies to compensate them for their assumption of credit risk on the securitized loans. The Company retained the resulting securities and servicing rights and transferred the securities to the securities available for sale portfolio at lower of cost or market. Mortgage servicing rights recorded on the transaction totaled $168,000. No gain or loss was recorded on the transaction.

The installment loan portfolio increased $26 million during the first nine months of 2005, primarily due to an increase in home equity loans.

The following table provides further information regarding the Company’s loan portfolio:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$30,390	0.7%	$32,632	0.7%
Real estate construction	311,910	6.8	224,643	5.0
Commercial real estate mortgage	1,335,550	29.1	1,318,017	29.5
Total commercial loans	1,677,850	36.6	1,575,292	35.2
Residential real estate mortgages	2,146,613	46.8	2,152,720	48.3
Installment loans	761,525	16.6	735,963	16.5
Total portfolio loans	$4,585,988	100.0%	$4,463,975	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of September 30, 2005, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 75% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

The majority of the Company’s commercial loans are secured by real estate and are generally made to small and medium-size businesses. These loans are made at rates based on the prevailing prime interest rate as published in the Wall Street Journal or London Interbank Offered Rates (“LIBOR”), as well as fixed rates for terms generally ranging from three to five years. Management believes that the Company’s historically low net charge-offs are reflective of its emphasis on real estate-secured lending and adherence to conservative underwriting standards.

The Company originates primarily conventional mortgage loans secured by residential properties, which conform to the underwriting guidelines for sale to Fannie Mae and Freddie Mac, or for conversion to mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

The following table summarizes the Company’s non-performing assets and 90-day past due loans:

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Non-Performing Assets:
Non-accrual loans:
Commercial	$24,913	$17,744
Residential real estate mortgages	13,636	10,705
Installment	1,361	852
Total non-accrual loans	39,910	29,301
Other real estate owned:
Commercial	9,089	650
Residential real estate mortgages	3,331	2,720
Installment	687	790
Total other real estate owned	13,107	4,160
Total non-performing assets	$53,017	$33,461

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.15%	.75%
Total assets	.87%	.59%

Loans past due 90 days or more and still accruing interest:
Commercial	$-	$-
Residential real estate mortgages	-	-
Installment	-	-
Total loans past due 90 days or more	$-	$-

During the quarter ended September 30, 2005, four commercial real estate loan relationships totaling $15.3 million were classified as non-accrual. During the third quarter, the Company also transferred three commercial lending relationships totaling $6.4 million from non-accrual to other real estate owned.

At September 30, 2005, $24.5 million, or .53% of total portfolio loans were 30-89 days delinquent, compared to $17.8 million, or .40%, at December 31, 2004. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of September 30, 2005, total potential problem loans, excluding those categorized as non-accrual loans, were $53.7 million, or 1.17% of total portfolio loans, compared to $32.5 million, or 0.73% of total portfolio loans at December 31, 2004.

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

At September 30, 2005, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118. The specific and risk allocated components of the allowance for loan losses reflect expected losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114 and historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The specific allowance allocations are based on regular analyses of all commercial and residential real estate loans where the internal graded loan category is at or below a predetermined classification (any delinquent commercial loan greater than $500,000 in addition to commercial and residential real estate loans classified as substandard, doubtful and loss). The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors considered in evaluating the adequacy of the Company’s imprecision component include imprecision in projected loss ratios and the risk associated with growth in the loan portfolio. Additional factors in the evaluation include, among other factors, economic conditions. The imprecision component of the allowance was $7.0 million at September 30, 2005 and $7.2 million at December 31, 2004.

During the three months ended September 30, 2005, June 30, 2005 and September 30, 2004, the Company recorded provision for loan losses of $1.4 million, $1.4 million and $2.25 million, respectively. The amount charged to the provision for loan losses during the second and third quarters of 2005 remained consistent primarily as a result of the projected loss ratios and overall loan balances remaining fairly consistent.

The following table provides an analysis of the allowance for loan losses:
	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Allowance for loan losses:
Balance at January 1	$41,818	$40,271
Loans charged off	(5,442)	(5,587)
Recoveries of loans previously charged off	1,270	2,733
Net charge-offs	(4,172)	(2,854)
Provision charged to expense	4,300	6,750
Balance at September 30	$41,946	$44,167

Annualized net charge-offs as a percentage of average loans	.12%	.09%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.91%	1.00%
Allowance for loan losses as a percentage of non-performing loans	105.10%	126.71%

Allowance for Loan Losses and Impaired Loans (Continued)

SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At September 30, 2005, all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment. At December 31, 2004, all potential problem loans, classified as watch and substandard (with the exception of installment loans) and all non-accrual and restructured loans (with the exception of installment loans) were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

	September 30,	December 31,
(In thousands)	2005	2004

Gross recorded investment in impaired loans (period-end)	$38,549	$59,840
Impaired loans requiring a specific allocated allowance	29,452	41,001
Specific impairment allowance	5,381	5,672

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

LIABILITIES

Total liabilities were $5.68 billion at September 30, 2005, a $372 million, or 7% increase from $5.30 billion at December 31, 2004. This increase was primarily due to increases in deposits and short-term borrowings.

Deposits
Total deposits increased $168 million to $3.21 billion at September 30, 2005 from $3.05 billion at December 31, 2004. Total retail deposits increased $48 million, or 2%, from December 31, 2004 while wholesale deposits, which include municipal and brokered certificates of deposit, increased $120 million from December 31, 2004.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the nine months ended September 30, 2005 and the year ended December 31, 2004, were as follows:

	September 30, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Federal funds purchased	$424,000	$443,088	3.09%	$365,000	$348,555	1.47%
Security repurchase agreements	294,775	294,148	2.89	173,300	213,880	1.04
Other short-term borrowings	-	-	-	-	266	0.91
Total short-term borrowings	$718,775	$737,236	3.01%	$538,300	$562,701	1.31%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $307.9 million at September 30, 2005.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at September 30, 2005 and December 31, 2004, were as follows:

	September 30, 2005			December 31, 2004
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Period
Short-term FHLB advances	$190,000	$260,734	3.17%	$215,000	$289,301	1.62%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $360.4 million and $282.3 million available in unused borrowings with the FHLB at September 30, 2005 and December 31, 2004, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at September 30, 2005 and December 31, 2004, were as follows:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Period-End
Long-term FHLB advances:
Bullet advances	$233,313	3.79%	$368,774	3.80%
Putable advances	750,000	4.85	680,000	5.75
Total long-term FHLB advances	983,313	4.59	1,048,774	5.07
Long-term security repurchase agreements	454,989	2.86	342,104	2.68
Total long-term FHLB advances and security
repurchase agreements	$1,438,302	4.05%	$1,390,878	4.48%

During the quarter ended September 30, 2005, the Company refinanced $640 million of long-term putable FHLB advances which had the effect of modifying the terms and interest rates of these advances. The weighted average interest rate paid was reduced by 77 basis points, the average maturity was extended five years and the put option average is 3.7 years. The change in terms of the refinancings were deemed not to be substantially different and no fees were paid by the Company for the modifications.

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $476.0 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from October 2005 to October 2017.

CAPITAL
Shareholders’ equity was $405.2 million at September 30, 2005, compared to $409.6 million at December 31, 2004. The decrease in shareholders’ equity during the first nine months of 2005 resulted primarily from net income of $52.0 million being more than offset by $22.9 million in cash dividends to shareholders and $37.2 million in stock repurchases.

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

CAPITAL (Continued)
As of September 30, 2005, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	September 30, 2005	December 31, 2004
Total capital to risk-weighted assets (1)	12.27%	12.96%
Tier 1 capital to risk-weighted assets (1)	11.18	11.87
Tier 1 capital to average assets (1)	7.52	7.94

(1)	As defined by the regulations.

As of September 30, 2005, the Company’s total risk-based capital was $499 million and Tier 1 risk-based capital was $455 million, an excess of $92 million and $211 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2005, the cumulative one-year gap was a positive 2.98% of total earning assets.

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

As of September 30, 2005, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Projected change in net interest income over next twelve months	0.62%	0.78%	0.51%	-1.07%	-2.68%	-10.40%

These projected levels, which are well within the Company’s policy limits, portray the Company’s interest rate risk position as asset sensitive for a one-year horizon. The earnings simulation model assumes, among other things, that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Mortgage Banking Hedging Activities
At September 30, 2005, the Company had outstanding $53.5 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates.

At September 30, 2005, the Company had outstanding mandatory forward commitments to sell $141.0 million of residential mortgage loans. These mandatory forward commitments hedged the value of $90.9 million of mortgage loans held for sale utilizing fair value hedge accounting for derivatives and $50.1 million of IRLCs.

The Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management activities do not qualify for hedge accounting under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking revenue on the income statement. The fair value of IRLCs and mandatory forward commitments was immaterial at September 30, 2005. The Company does not enter into derivative transactions for purely speculative purposes.

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

The interest rate swaps are designated as fair value type hedges. As required by SFAS No. 133, all interest rate derivatives are recorded at fair value as other assets or liabilities on the balance sheet. The hedging relationship involving the interest-bearing liabilities and the interest rate swaps meet the conditions of SFAS No. 133 to assume no ineffectiveness in the hedging relationship. As a result, changes in the fair value of the interest rate swaps and the interest-bearing instruments off-set with no impact on income.

Interest expense on interest rate swaps used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the designated hedged exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, liabilities carried at historical cost, with interest recorded on an accrual basis.

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at September 30, 2005 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	(871)	(1,249)	(2,120)
Weighted average:
Receive rate	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	3.34%	3.97%	3.66%

(1)	Variable interest rates - which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11 of this report.

ITEM 4:	Controls and Procedures

Internal Controls
The Company maintains a system of internal controls over financial reporting that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Republic Bancorp Inc. shares repurchased during the quarter ended September 30, 2005 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
7/1/05 - 7/31/05	190,000	14.78	190,000	1,888,852
8/1/05 - 8/31/05	407,000	14.72	407,000	1,481,852
9/1/05 - 9/30/05	210,000	14.54	210,000	1,271,852
Total	807,000	$14.69	807,000	1,271,852

(1)
On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. As of September 30, 2005, the 2003 Stock Repurchase Program has been completed.

On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,000,000 shares. The 2005 Stock Repurchase Program commenced at the conclusion of the 2003 Stock Repurchase Program. There were 1,271,852 shares available for repurchase at September 30, 2005 under this program.

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

REPUBLIC BANCORP INC.
(Registrant)

Date: November 8, 2005	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)