Form 10-K
period 2005-12-31
REPUBLIC BANCORP INC
filed 2006-03-14
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, $5.00 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates, based on the closing price on June 30, 2005 of $13.61, was $987.2 million.

Number of shares of Registrant's common stock outstanding as of March 8, 2006: 74,818,446.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Registrant's definitive proxy statement for its 2006 Annual Meeting of Stockholders.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General Description

Republic Bancorp Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Michigan in 1986. The Company's principal office is located in Ann Arbor, Michigan. Through its wholly-owned subsidiary, Republic Bank, a Michigan banking corporation, the Company provides commercial, retail and mortgage banking products and services. Republic Bank is headquartered in Lansing, Michigan. Republic Bank exercises the power of a full-service commercial bank and operates 92 offices and 91 ATMs in 7 market areas in Michigan, the greater Cleveland, Ohio area and Indianapolis, Indiana. In addition, Republic Bank operates a retail mortgage loan production office in Massachusetts.

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

In October 2001, the Company formed Republic Capital Trust I, a Delaware business trust, for the purpose of issuing $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference $25 per preferred security). The preferred securities trade on The NASDAQ National Market® under the symbol RBNCP.

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

Commercial Banking

Republic Bank provides traditional commercial banking products and services to small- and medium-sized businesses in Michigan, Ohio and Indiana. Products and services offered include commercial and small business loans, other types of installment loans and commercial products and deposit services. Lending activity at Republic Bank is focused on real estate-secured lending (e.g., fixed and variable rate commercial real estate mortgage loans and commercial real estate construction loans) to small- and medium-sized businesses. In addition, emphasis is placed on loans that are government guaranteed or insured, such as Small Business Administration (SBA) loans and United States Department of Agriculture (USDA) loans. Commercial loans are typically secured by the customer's assets (primarily real estate and generally at an 80% or less loan-to-value ratio) and by personal guarantees. Management believes that the Company's historically low net charge-offs are reflective of its emphasis on real estate-secured lending and adherence to conservative underwriting standards.

Retail Banking

Republic Bank provides traditional retail banking products and services to consumers at 81 offices in Michigan and Ohio. Products and services offered include home equity loans and lines of credit, other types of installment loans, and demand, savings and time deposit accounts. Republic Bank targets consumers interested in receiving personalized banking service. The Company's deposit base consists primarily of retail deposits gathered from within local markets served. At December 31, 2005, retail deposits comprised 80% of total deposits.

Mortgage Banking

Mortgage banking activities encompass mortgage loan production and, in a limited capacity, mortgage loan servicing for others. Mortgage loan production involves the origination and sale of single-family residential mortgage loans and is conducted by Republic Bank. All mortgage loan originations are funded by Republic Bank.

The Company's current operating strategy for the mortgage banking segment is to continue growing mortgage banking revenue and related interest income in its Michigan, Ohio and Indiana markets while managing interest rate risk as well as operating costs. Additionally, the Company seeks to capitalize on the opportunity to cross-sell products using a shared customer base between its commercial, mortgage and retail banking business lines.

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

The Company's residential mortgage origination business during 2005 was funded primarily with Republic Bank's retail deposits and short-term borrowings, including federal funds purchased, short-term security repurchase agreements and Federal Home Loan Bank (FHLB) advances. A significant portion of mortgage loans originated are generally sold within a period of 30 to 60 days after the loan closes. These loans are classified as mortgage loans held for sale. Mortgage loans held for sale consist of loans that will be sold directly to secondary market investors or loans that are being prepared for securitization into mortgage-backed securities; however, the mortgage-backed security has not yet been formed and issued. These mortgage loans are typically sold without recourse by the Company in the event of default by the borrowers. To minimize interest rate risk, the Company obtains mandatory purchase commitments from investors prior to funding the loans.

Consistent with the Company's strategy for managing its interest rate risk, the majority of long-term fixed rate mortgages originated are typically securitized and sold or sold directly to secondary market investors. During 2005, a majority of the variable rate mortgages originated by Republic Bank were retained in its loan portfolio. Such loans may be securitized at a later date and at that time would either be sold or held as investment securities.

Mortgage Loan Servicing for Others

The mortgage loan servicing function involves the administration of loans, collection and remittance of loan payments, receipt of escrow funds for payment of taxes and insurance, counseling of delinquent mortgagors, and supervision of foreclosures and property dispositions in the event of unremedied defaults.

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

Employees

As of February 28, 2006, the Company and its subsidiaries had 999 full-time equivalent employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Principal Sources of Revenue

The principal sources of revenue for the Company are interest and fee income from loans and investment securities as well as mortgage banking income. Interest income totaled $326.2 million in 2005, an increase of 16% from $282.4 million in 2004 and up 23% from $265.7 million in 2003. In 2005, interest income accounted for 88% of total revenues, compared to 86% and 81% of total revenues in 2004 and 2003, respectively. Mortgage banking income, the largest component of noninterest income, totaled $18.7 million in 2005, a decrease of 18% from $22.7 million in 2004 and down 52% from $39.0 million in 2003. Mortgage banking income represented 5% of total revenues in 2005, compared to 7% in 2004 and 12% in 2003.

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

The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks and mortgage banking companies. During 2005 and 2004, the Federal Reserve raised the federal funds target rate by 200 and 125 basis points, respectively. The effects of the various Federal Reserve Board policies on the future business and earnings of the Company cannot be predicted. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

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

Financial and other transactions between Republic Bank and the Company or any of its affiliates are also limited under applicable federal law. Among other things, Republic Bank may not lend funds to, or otherwise extend credit to or for the benefit of, the Company or its affiliates, except on specified types and amounts of collateral and other terms required by federal law. In addition, the Federal Reserve Board has authority to define and limit, from time to time, the transactions between banks and their affiliates. Under the Federal Reserve Board’s Regulation W, which became effective April 1, 2003, additional limitations are imposed on transactions in which Republic Bank may engage with the Company or Company affiliates.

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

Regulations establishing the specific capital tiers provide that an institution is well capitalized if it has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and is not subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent. Under these regulations, the Company and Republic Bank are considered to be well capitalized as of December 31, 2005.

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

Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, Republic Bank is required to pay, in addition to the BIF and SAIF deposit insurance assessments, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment bases for the BIF and SAIF. The current FICO annual assessment rate for BIF and SAIF is 1.32 cents per $100 of deposits.

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

Forward-Looking Statements

From time to time, we may communicate or publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words "appropriate," "believes," "considers," "expects," "plans," "anticipates," "estimates," "seeks," "intends," "outlook," "forecast," "target," "project," "assume," "achievable," "potential," "strategy," "goal," "trends" and variations of such words and other similar expressions, we are making forward-looking statements. Our disclosures on page 10 appearing under “Risk Factors” and on pages 32-34 appearing under "Market Risk Management" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, or in our filings with the SEC (which are accessible on the SEC's website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, presentations, or other public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the matters described under “Risk Factors” and the following:

•	significantly increased competition from banking and non-banking institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;
•
adverse developments concerning credit quality in our business segments that may result in increases in our provision for loan losses, nonperforming assets, potential problem loans, net charge-offs and reserve for credit losses could cause earnings to decline;

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

ITEM 1A. RISK FACTORS

An investment in Republic Bancorp Inc. common stock involves risk.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including those listed under “Forward-Looking Statements” on page 9 and the following:

•	changes in securities analysts’ estimates of financial performance
•	volatility of stock market prices and volumes
•	rumors or erroneous information
•	changes in market valuations of similar companies
•	changes in interest rates
•	new developments in the banking industry
•	variations in quarterly or annual operating results
•	new litigation or changes in existing litigation
•	regulatory actions
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	If the Company does not adjust to changes in the financial services industry, its financial performance may suffer.

The Company’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its customer base and increase the financial services provided to its customers. In addition to other banks, competitors include thrifts, finance companies, credit unions and mortgage bankers. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

•	Future governmental regulation and legislation could limit growth.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

•	Changes in interest rates could reduce income and cash flow.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

•	Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of Republic Bancorp Inc. and its common stock price. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions and losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 1070 East Main Street, Owosso, Michigan 48867. The Company has 92 commercial, retail, and mortgage banking offices in Michigan, Ohio and Indiana, of which 37 were owned and 55 were leased. Additionally, the Company leases a loan production office in Massachusetts. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See Note 7 to the Consolidated Financial Statements included under Item 8 of this document for further information on our properties.

ITEM 3. LEGAL PROCEEDINGS

The Company’s subsidiary is a party to litigation and claims arising in the normal course of its activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the aggregate liability, if any, resulting from such matters would not have a material adverse effect on the Company's consolidated financial condition. See Note 20 to the Consolidated Financial Statements included in Item 8 of this document.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Dividends and Market Price Summary

	Dividends	Common Stock
	Declared	Price Range (1)
	Per Share (1)	High	Low
2005
Fourth quarter	$0.110	$12.991	$11.409
Third quarter	0.100	14.073	12.727
Second quarter	0.100	13.864	11.300
First quarter	0.100	14.036	11.891

Year	$0.410	$14.073	$11.300
2004
Fourth quarter	$0.100	$14.800	$12.603
Third quarter	0.091	13.306	11.149
Second quarter	0.079	11.736	10.372
First quarter	0.078	11.694	10.975

Year	$0.348	$14.800	$10.372

(1)	Dividends and market price data have been restated to reflect the issuance of stock dividends.

The Company's common stock is traded on The NASDAQ National Market® under the symbol RBNC. There were approximately 32,000 shareholders of the Company's common stock as of March 8, 2006. See also the response to Item 12 of this report.

For information regarding securities authorized for issuance under our equity compensation plans, see page 61 of this Form 10-K and the disclosures under “Stock-Based Compensation Plan Summary Information” in Note 16 to the Consolidated Financial Statements included in Item 8 of this document (which information and disclosures are incorporated herein by this reference).

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
(Continued)

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Republic Bancorp Inc. shares repurchased during the fourth quarter of 2005 were as follows:

			Shares	Maximum
			Purchased as	Shares
			Part of	Available to be
			Publicly	Purchased
	Total Shares	Average Price	Announced	Under the
Period	Purchased	Paid Per Share	Plans (1)	Plans (1)
10/01/05 - 10/31/05	155,000	$13.092	155,000	1,316,852
11/01/05 - 11/30/05	125,000	12.527	125,000	1,191,852
12/01/05 - 12/31/05	129,000	12.312	129,000	1,062,852
Total	409,000	$12.673	409,000	1,062,852

(1)
The Company repurchased 3,037,500 shares of common stock in 2005. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. As of December 31, 2005, the 2003 Stock Repurchase Program has been completed. On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2005 Stock Repurchase Program commenced at the conclusion of the 2003 Stock Repurchase Program. There were 1,062,852 shares available for repurchase at December 31, 2005 under this program.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2005	2004	2003	2002	2001

Earnings Summary (In thousands)
Interest income	$326,200	$282,379	$265,680	$284,704	$333,376
Interest expense	172,164	132,529	123,183	142,852	193,422
Net interest income	154,036	149,850	142,497	141,852	139,954
Provision for loan losses	5,800	8,500	12,000	16,000	8,700
Mortgage banking revenue	18,673	22,739	38,976	34,132	46,808
Other noninterest income	24,631	24,580	21,803	21,895	24,576
Noninterest expense	93,261	94,075	104,654	100,515	132,213
Net income	69,181	66,684	60,726	56,677	47,910

Per Common Share(1)
Basic earnings	$.91	$.86	$.79	$.73	$.60
Diluted earnings	.90	.85	.78	.72	.59
Cash dividends declared	.41	.35	.28	.24	.22
Book value (year-end)	5.39	5.29	4.81	4.35	3.92
Closing price of common stock (year-end)	11.90	13.89	11.15	8.84	9.46
Dividend payout ratio	46%	41%	35%	33%	34%

Operating Data (In millions)
Loan closings:
Residential mortgage loans	$1,526	$1,957	$4,041	$3,928	$5,340
Commercial loans	696	564	442	493	490
SBA loans	46	53	47	42	34
Consumer loans	428	498	508	486	438
Mortgage loan servicing portfolio (year-end)	55	353	232	307	189

Year-End Balances (In millions)
Total assets	$6,082	$5,714	$5,354	$4,778	$4,741
Total earning assets	5,836	5,493	5,137	4,567	4,573
Mortgage loans held for sale	38	105	135	661	748
Total portfolio loans	4,628	4,464	4,158	3,657	3,458
Total deposits	3,143	3,046	2,815	2,788	2,753
Total short-term borrowings, security repurchase
agreements and FHLB advances	2,417	2,144	2,058	1,517	1,477
Long-term debt	50	50	50	64	92
Shareholders' equity	404	410	369	333	305

Ratios
Return on average assets	1.15%	1.18%	1.23%	1.24%	1.04%
Return on average equity	16.90	17.03	17.33	17.52	15.76
Net interest margin (2)	2.73	2.83	3.07	3.31	3.24
Net loan charge-offs to average portfolio loans	.12	.10	.20	.25	.22
Allowance for loan losses as a percentage
of year-end portfolio loans	.91	.94	.97	.99	.84
Non-performing assets as a percentage
of year-end total assets	1.00	.59	.79	.89	.66
Efficiency ratio (3)	46.85	47.34	51.23	51.29	62.04
Net interest income to operating expenses	165.17	159.29	136.16	141.13	105.85
Average shareholders' equity to average assets	6.83	6.95	7.09	7.10	6.63
Tier 1 risk-based capital	11.24	11.87	11.72	11.18	11.43
Total risk-based capital	12.32	12.96	12.85	12.26	12.31
Tier 1 leverage	7.57	7.94	8.04	7.81	8.34

(1)	All per share amounts presented have been adjusted to reflect the issuance of stock dividends or stock splits effected in the form of stock dividends.
(2)	Net interest income (FTE) expressed as a percentage of average interest-earnings assets.
(3)	Total noninterest expense divided by total revenue (FTE), excluding gains or losses on sale of securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's 2005 results of operations reflected the following trends:

•	Net interest income increased $4.2 million for the year ended December 31, 2005 compared to 2004, primarily due to an increase in interest-earning assets offset by a decrease in net interest margin.

•
Net interest margin was 2.73% in 2005 compared to 2.83% in 2004. The decrease in the net interest margin during 2005 was due to the Company's yield on interest-earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

•	The commercial loan portfolio balance grew $123 million, or 8% over 2004 to $1.70 billion.

•
The residential loan portfolio grew $40 million, or 2% over 2004 to $2.19 billion, as the Company’s retention of fixed and variable-rate portfolio single-family residential mortgages more than offset pay-offs of loans.

•	Mortgage banking income decreased 18% during 2005. The decrease was primarily due to lower funding levels of loans sold into the secondary market.

Shareholders' equity totaled $404 million at December 31, 2005. Market capitalization, which is computed by multiplying the number of shares outstanding (75.0 million) by the closing price of the Company's common stock at year-end ($11.90), was $892 million at December 31, 2005. Our capital ratios remain in excess of regulatory requirements for a well-capitalized financial institution.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see e.g., the disclosures under “Item 1. Business - Forward Looking Statements” and “Item 1A. Risk Factors”).

Business Segments

The Company's operations are managed as three major business segments: (1) commercial banking, (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and loan products are offered through 81 retail branch offices of Republic Bank, which are staffed by branch management, personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and in a limited capacity, mortgage loan servicing for others. Mortgage loan production is conducted in all offices of Republic Bank. See Note 22 to the Consolidated Financial Statements for further information concerning the Company's business segments.

Commercial and Retail Banking

The remaining disclosures and analyses within this Management's Discussion and Analysis of the Company's financial condition and results of operations relate principally to the commercial and retail banking segments. The results of operations of the mortgage banking segment are described in "Mortgage Banking Income" on page 18.

Results of Operations

Net Interest Income

Net interest income is the difference between total interest income generated by earning assets and the cost of funding those assets. To permit the comparable analysis of tax-exempt and fully taxable income, net interest income is stated on a fully taxable equivalent (FTE) basis, reflecting adjustments based on a 35% tax rate made to the yields of tax-exempt investment securities included in earning assets. The net interest margin is net interest income (FTE) expressed as a percentage of average earning assets and measures how effectively the Company utilizes its earning assets in relationship to the interest cost of funding them. The following discussion should be read in conjunction with Table 1 and Table 2 on pages 16 and 17, which identify and quantify the components impacting net interest income for the years ending December 31, 2005, 2004 and 2003.

Net interest income (FTE) totaled $157.5 million and $153.9 million in 2005 and 2004, respectively, as an increase in average earning assets was partially offset by a decrease in the Company's net interest margin. Average earning assets increased $341 million, or 6%, to $5.8 billion in 2005, as the increase in average portfolio loans and total investment securities more than offset a reduction in average mortgage loans held for sale. Net interest margin decreased by 10 basis points to 2.73% in 2005 compared to 2.83% in 2004. The decrease in the margin during 2005 was due to the Company's yields on average earning assets increasing less than the increase in cost of funds on interest-bearing liabilities.

In 2004, average earning assets increased $695 million, or 15% over 2003. The net interest margin decreased 24 basis points to 2.83%, compared to 3.07% in 2003. The decrease in the margin was due to the Company's yield on average earning assets declining during the year more than the decrease in the cost of funds on interest-bearing liabilities.

Table 1
Analysis of Net Interest Income (FTE)

Year Ended December 31	2005			2004			2003
	Average		Avg.	Average		Avg.	Average		Avg.
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Average Assets:
Short-term investments	$1,218	$32	2.64%	$585	$7	1.21%	$322	$2	0.68%
Mortgage loans held for sale	95,470	5,644	5.91	119,070	6,862	5.76	359,486	20,339	5.66
Securities available for sale: (1)
Taxable	607,531	28,040	4.62	483,900	19,242	3.98	184,451	6,749	3.66
Tax-exempt	208,178	11,187	5.37	215,707	12,348	5.72	155,142	9,881	6.37
Securities held to maturity	243,142	11,130	4.58	222,358	10,082	4.53	24,574	1,140	4.64
Portfolio loans: (2)
Commercial loans	1,641,529	109,104	6.65	1,546,485	87,973	5.69	1,478,397	88,878	5.93
Real estate mortgage loans	2,149,873	112,968	5.25	2,089,464	109,446	5.24	1,864,960	103,118	5.53
Installment loans	747,952	48,142	6.44	676,236	36,768	5.42	592,342	34,790	5.87
Total loans, net of
unearned income	4,539,354	270,214	5.95	4,312,185	234,187	5.43	3,935,699	226,786	5.73
FHLB stock (at cost)	80,614	3,459	4.29	80,722	3,651	4.51	79,700	3,978	4.99
Total interest-earning assets	5,775,507	329,706	5.71	5,434,527	286,379	5.27	4,739,374	268,875	5.65
Allowance for loan losses	(41,962)			(43,016)			(38,352)
Cash and due from banks	49,841			54,642			63,898
Other assets	214,205			189,936			174,035
Total assets	$5,997,591			$5,636,089			$4,938,955

Average Liabilities and
Shareholders' Equity:
Interest-bearing demand
deposits	$194,134	$959	0.49%	$192,728	$600	0.31%	$181,947	$599	0.33%
Savings and money
market accounts	1,005,075	17,883	1.78	1,043,983	13,629	1.30	966,598	13,282	1.37
Retail certificates of deposit	1,002,776	33,055	3.30	882,525	27,741	3.14	938,048	31,928	3.40
Wholesale deposits	597,647	20,813	3.48	510,367	11,209	2.19	472,262	10,496	2.22
Total interest bearing
deposits	2,799,632	72,710	2.60	2,629,603	53,179	2.02	2,558,855	56,305	2.20
Short-term borrowings	960,611	31,915	3.32	852,002	12,237	1.41	603,847	7,689	1.26
Long-term FHLB advances and
security repurchase agreements	1,450,456	63,239	4.36	1,400,875	62,813	4.48	1,063,695	54,850	5.16
Long-term debt	50,000	4,300	8.60	50,000	4,300	8.60	50,563	4,339	8.58
Total interest bearing
liabilities	5,260,699	172,164	3.27	4,932,480	132,529	2.68	4,276,960	123,183	2.86
Noninterest-bearing deposits	283,451			276,799			269,436
Other liabilities	43,986			35,229			42,236
Total liabilities	5,588,136			5,244,508			4,588,632

Shareholders' equity	409,455			391,581			350,323
Total liabilities and
shareholders' equity	$5,997,591			$5,636,089			$4,938,955

Net interest income/
Rate spread (FTE)		$157,542	2.44%		$153,850	2.59%		$145,692	2.79%

FTE adjustment(1)		$3,506			$4,000			$3,195

Impact of noninterest-
bearing sources of funds			0.29%			0.24%			0.28%

Net interest margin (FTE)			2.73%			2.83%			3.07%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Table 2
Rate/Volume Analysis (FTE)

	2005/2004			2004/2003
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Balance(1)	Rate(1)	Change	Balance(1)	Rate(1)	Change

Interest Income:
Short-term investments	$12	$13	$25	$2	$3	$5
Mortgage loans held for sale	(1,393)	175	(1,218)	(13,830)	353	(13,477)
Securities available for sale:
Taxable	5,400	3,398	8,798	11,855	638	12,493
Tax-exempt	(422)	(739)	(1,161)	3,554	(1,087)	2,467
Securities held to maturity	938	110	1,048	8,970	(28)	8,942
Loans, net of unearned income (2)	13,045	22,982	36,027	19,980	(12,579)	7,401
FHLB stock (at cost)	(5)	(187)	(192)	52	(379)	(327)
Total interest income	17,575	25,752	43,327	30,583	(13,079)	17,504

Interest Expense:
Interest-bearing demand deposits	4	355	359	37	(36)	1
Savings and money market	(529)	4,783	4,254	1,038	(691)	347
Retail certificates of deposit	3,868	1,446	5,314	(1,827)	(2,360)	(4,187)
Wholesale deposits	2,160	7,444	9,604	854	(141)	713
Total interest-bearing deposits	5,503	14,028	19,531	102	(3,228)	(3,126)
Short-term borrowings	1,692	17,986	19,678	3,526	1,022	4,548
Long-term FHLB advances and
security repurchase agreements	2,156	(1,730)	426	15,843	(7,880)	7,963
Long-term debt	-	-	-	(49)	10	(39)
Total interest expense	9,351	30,284	39,635	19,422	(10,076)	9,346

Net interest income (FTE)	$8,224	$(4,532)	$3,692	$11,161	$(3,003)	$8,158

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income

Noninterest income is a significant source of revenue for the Company, contributing 12% of total revenues in 2005, compared to 14% in 2004 and 19% in 2003. Details of the largest component of noninterest income are presented in the "Mortgage Banking Income" section on page 18. Exclusive of mortgage banking revenue, noninterest income was $24.6 million in 2005 and 2004.

Service charges collected on customer accounts increased $648,000, or 6% during 2005 after increasing 4% during 2004. The increases were primarily due to a higher level of collection of fees for overdraft protection and ancillary fees.

During 2005, the Company sold $202.2 million of investment securities available for sale resulting in a net gain of $1.8 million. During 2004, the Company sold $180.2 million of investment securities for a net gain of $2.5 million. During 2003, the Company sold $68.3 million of investment securities for a net gain of $2.2 million.

The guaranteed portion of SBA loans are regularly sold to investors. The unguaranteed portion of SBA loans may also be sold depending on market conditions. In 2005, the Company sold $41.0 million of guaranteed and unguaranteed portions of SBA loans, compared to $51.8 million in 2004 and $3.5 million in 2003, resulting in gains of $2.5 million, $3.8 million and $322,000, respectively.

During 2002, the Company purchased $85 million of separate account bank owned life insurance. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The increase in the cash surrender value of these insurance contracts resulted in income of $4.2 million, $4.6 million and $5.5 million in 2005, 2004 and 2003, respectively.

Other noninterest income increased $1.9 million to $4.0 million during 2005. The increase was primarily a result of gains totaling $513,000 from the sale of $16.8 million of consumer loans during 2005, as the Company sold higher loan to value loans to manage credit risk in its consumer loan portfolio. Also during 2005, the Company realized proceeds of $516,000 from the demutualization of an insurance company that provided annuity contracts to D&N Bank. An additional $568,000 of proceeds from the sale of the stock is reflected in gain on sale of securities for 2005.

Table 3
Noninterest Income

Year Ended December 31
(In thousands)	2005	2004	2003

Mortgage banking income	$18,673	$22,739	$38,976
Service charges	12,162	11,514	11,097
Gain on sale of securities	1,785	2,461	2,190
Gain on sale of SBA loans	2,470	3,816	322
Income from bank owned life insurance	4,209	4,648	5,519
Other noninterest income	4,005	2,141	2,675
Total noninterest income	$43,304	$47,319	$60,779

Mortgage Banking Income

The Company's total closings of single-family mortgage loans decreased $431 million, or 22% to $1.53 billion in 2005. The decrease in origination volume was primarily due to an increase in interest rates, which resulted in a lower level of adjustable-rate mortgage activity and a lower level of refinance activity. Adjustable-rate mortgage closings decreased $403 million to $576 million during 2005. Refinances totaled $597 million, or 39% of total closings in 2005, compared to $775 million, or 40% of total closings in 2004. In 2004, total mortgage loan closings decreased 52% to $1.96 billion compared to $4.0 billion in 2003 as an increase in interest rates resulted in a lower level of refinance activity. The Company's pipeline of mortgage loan applications in process was $303 million at December 31, 2005, compared to $350 million at December 31, 2004.

Table 4
Residential Mortgage Loan Closings

Year Ended December 31
(In thousands)	2005	2004	2003

Total closings	$1,526,146	$1,957,374	$4,041,243

Mortgage banking income, the largest component of total noninterest income, decreased $4.1 million, or 18%, to $18.7 million in 2005. The decrease was primarily due to lower funding levels of loans sold into the secondary market. Sales of mortgage loans held for sale were $737 million during 2005 compared to $948 million during 2004. For the year ended December 31, 2004, mortgage banking income decreased $16.2 million, or 42% from 2003, to $22.7 million. The decrease was also primarily due to lower sales of loans sold to the secondary market. Sales of mortgage loans held for sale were $948 million during 2004 compared to $3.1 billion during 2003. The ratio of mortgage loan production income to sales of mortgage loans held for sale was 2.70% in 2005, compared to 2.64% and 2.11% in 2004 and 2003, respectively.

Mortgage banking income includes fee revenue derived from the mortgage loan process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $19.9 million, $25.0 million and $65.0 million for 2005, 2004 and 2003, respectively. Commissions and incentives paid were $14.1 million, $18.2 million and $38.4 million for 2005, 2004 and 2003, respectively. For 2005, 2004 and 2003, the SFAS 91 credit totaled $8.1 million, $10.8 million and $9.2 million, respectively.

Mortgage banking income also included gains on sale of residential real estate loans totaling $3.8 million, $5.1 million and $3.2 million for 2005, 2004 and 2003, respectively. Residential real estate loan sales totaled $278.2 million, $272.1 million and $134.2 million for 2005, 2004 and 2003, respectively.

During 2005, mortgage banking income also included the bulk sale of mortgage servicing rights for loans with a principal balance of $532 million resulting in a gain of $999,000. Of the mortgage servicing rights sold, 52% were originated in 2005.

Noninterest Expense

Total noninterest expense decreased $814,000, or 1% in 2005 to $93.3 million, after decreasing 10% in 2004. The decrease in 2005 was a result of a decrease of $1.3 million in other noninterest expense primarily reflecting lower voice and data communications expenses and other miscellaneous expenses.

The decrease in total noninterest expense in 2004 was a result of decreases in salaries and employee benefits and other noninterest expense. The decrease in salaries and employee benefits in 2004 was primarily related to incentives, temporary services, employee benefits and payroll taxes reflecting significantly lower mortgage closing volume for 2004 compared to 2003. Other noninterest expense decreased 25% in 2004. The decrease was primarily related to decreases in state taxes, loan collection expenses, advertising and other miscellaneous expenses.

Table 5
Noninterest Expense

Year Ended December 31
(In thousands)	2005	2004	2003

Salaries and employee benefits	$57,530	$56,819	$60,454
Occupancy expense of premises	10,471	10,243	10,296
Equipment expense	6,248	6,675	6,768
Other noninterest expense	19,012	20,338	27,136
Total noninterest expense	$93,261	$94,075	$104,654

Income Taxes

The provision for income taxes was $29.1 million in 2005, compared to $27.9 million in 2004 and $25.9 million in 2003. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 29.6% for 2005, compared to 29.5% for 2004 and 29.9% for 2003. See Note 19 to the Consolidated Financial Statements for further information regarding income taxes.

Financial Condition

Total assets were $6.1 billion at December 31, 2005 and $5.7 billion at December 31, 2004. The increase in total assets reflects the growth in total portfolio loans and securities available for sale, which were funded primarily by increases in deposits, short and long-term borrowings and a decrease in mortgage loans held for sale.

Assets

Investment Securities

The Company's investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company's securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At December 31, 2005, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $816.3 million compared to $546.4 million at December 31, 2004. At December 31, 2005, $521.8 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $397.3 million at December 31, 2004.

Investment securities available for sale totaled $861.6 million at December 31, 2005, a $240.8 million increase from $620.8 million at December 31, 2004. Investment securities available for sale totaled $607.5 million at December 31, 2003. The increase from 2004 was primarily due to the purchase of collateralized mortgage obligations, collateralized with 5/1 and 7/1 hybrid adjustable rate mortgage loans. The investment securities available for sale portfolio constituted 14.2% of the Company's assets at December 31, 2005, compared to 10.9% a year earlier.

Investment securities held to maturity totaled $227.3 million at December 31, 2005, a $4.5 million increase from $222.8 million at December 31, 2004. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 3.7% of the Company's assets at December 31, 2005, compared to 3.9% a year earlier.

The following table summarizes the composition of the Company's investment securities portfolio at December 31, 2005, 2004 and 2003.

Table 6
Investment Securities

December 31
(In thousands)	2005	2004	2003
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$262,162	$225,190	$238,718
Collateralized mortgage obligations	282,888	127,289	88,958
Mortgage-backed securities	103,811	65,214	77,125
Municipal and other securities	212,762	203,101	202,649
Total securities available for sale	$861,623	$620,794	$607,450

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$193,873	$204,952	$133,882
Mortgage-backed securities	33,389	17,805	22,673
Total securities held to maturity	$227,262	$222,757	$156,555

The maturity distribution of and average yield information for the investment securities portfolio as of December 31, 2005 is provided in the following table.

Table 7
Maturity Distribution of Investment Securities Portfolio

December 31, 2005	Due Within		One to		Five to		After
(In thousands)	One Year		Five Years		Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.	Market	Avg.
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities Available For Sale:
U.S. Government agency
securities	$-	-%	$-	-%	$160,977	5.13%	$101,185	4.93%	$262,162	5.05%
Collateralized mortgage
obligations (2) (3)	7,536	3.16	275,352	4.44	-	-	-	-	282,888	4.40
Mortgage-backed
securities (2) (3)	22	6.03	98,246	4.57	5,543	5.06	-	-	103,811	4.60
Municipal and other
securities (1)	2	8.92	2,631	4.69	96,400	5.11	113,729	5.54	212,762	5.34
Total securities
available for sale	$7,560	3.17%	$376,229	4.47%	$262,920	5.12%	$214,914	5.25%	$861,623	4.85%
Securities Held To Maturity:
Collateralized mortgage
obligations (2) (3)	$-	-%	$187,471	4.62%	$-	-%	$-	-%	$187,471	4.62%
Mortgage-backed
securities (2) (3)	-	-	32,574	4.58	-	-	-	-	32,574	4.58
Total securities
held to maturity	$-	-%	$220,045	4.61%	$-	-%	$-	-%	$220,045	4.61%

(1)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
(2)	Collateral guaranteed by U.S. Government agencies or private label securities rated "AAA" by a major rating agency.
(3)
Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives. The average yield presented represents the current yield on these securities calculated using amortized cost.

Portfolio Loans

The Company's loan portfolio is comprised of domestic loans to businesses and consumers. At December 31, 2005 and 2004, there were no loans to foreign debtors outstanding and the amount of agribusiness loans outstanding was insignificant. Loans to businesses are classified as commercial loans and are further segregated as commercial and industrial loans and commercial real estate loans. Commercial and industrial loans are made to local small- and medium-sized corporations primarily to finance working capital and equipment purchases.

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

Table 8
Loan Portfolio Analysis

December 31 2005			2004		2003		2002		2001
(In thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial loans:
Commercial and
industrial	$28,314	0.6%	$32,632	0.7%	$38,319	0.9%	$48,509	1.3%	$68,428	2.0%
Real estate
construction	360,999	7.8	224,643	5.0	247,393	6.0	250,546	6.9	250,040	7.2
Commercial real
estate mortgages	1,308,557	28.3	1,318,017	29.5	1,235,421	29.7	1,170,212	32.0	1,044,594	30.2
Total commercial
loans	1,697,870	36.7	1,575,292	35.2	1,521,133	36.6	1,469,267	40.2	1,363,062	39.4
Residential real
estate mortgages	2,193,128	47.4	2,152,720	48.3	2,014,809	48.5	1,593,929	43.6	1,511,831	43.7
Installment loans:
Consumer direct	734,491	15.8	730,933	16.4	608,190	14.6	556,507	15.2	496,972	14.4
Consumer indirect	2,769	0.1	5,030	0.1	13,382	0.3	36,840	1.0	86,516	2.5
Total installment
loans	737,260	15.9	735,963	16.5	621,572	14.9	593,347	16.2	583,488	16.9

Total portfolio
loans	$4,628,258	100.0%	$4,463,975	100.0%	$4,157,514	100.0%	$3,656,543	100.0%	$3,458,381	100.0%

The total portfolio loans balance increased $164 million, or 4%, to $4.6 billion at December 31, 2005, after increasing 7% in 2004. Commercial loans increased $123 million, or 8%, to $1.7 billion at December 31, 2005, after also increasing 4% in 2004, reflecting record closing volume for the Company in 2005 and 2004. The increases in 2005 and 2004, which were concentrated in real estate construction and commercial real estate loans, reflect the Company's efforts to complement its traditional residential mortgage lending with quality commercial real estate lending.

Residential real estate mortgage loans increased $40 million, or 2%, to $2.2 billion at December 31, 2005, after increasing 7% a year earlier. During 2005, mortgage principal payments and paid-off residential loans totaled $448 million. As part of the Company’s interest rate risk management, the Company sold $211 million of fixed-rate residential portfolio loans during the year. To manage credit risk, $23 million of interest-only adjustable rate loans were also sold. Additionally, to manage prepayment risk, $44 million of adjustable-rate residential portfolio loans were sold during 2005. The Company more than replaced the loans paid-off and loans sold with current mortgage production by adding $329 million of fixed-rate and $461 million of variable-rate loans to its portfolio during 2005.

During 2005, to manage credit risk the Company converted $22 million of interest-only adjustable residential portfolio loans guaranteed by Freddie Mac and $11 million of Fannie Mae My Community loans guaranteed by Fannie Mae to mortgage-backed securities via the loan sale and securitization programs offered by those government-sponsored entities. The agencies earn guarantee fees to compensate them for their assumption of credit risk on the securitized loans. The Company retained the resulting securities and servicing rights and transferred the securities to the securities available for sale portfolio at lower of cost or market. Mortgage servicing rights recorded on the transactions totaled $209,000. No gain or loss was recorded on the transactions.

Consumer direct installment loans increased $3.6 million, or 0.5%, to $734.5 million at December 31, 2005, after increasing 20% during the prior year, reflecting the continued success of specifically targeted sales and marketing efforts in home equity lending despite rising interest rates in 2005 and 2004. During 2005, the Company sold $16.8 million of higher loan-to-value consumer direct installment loans to manage credit risk within the loan portfolio. Consumer indirect installment loans decreased $2.3 million, or 45%, to $2.8 million at December 31, 2005, after decreasing 62% in 2004. The decreases during 2005 and 2004 in indirect loan balances were a result of loan payoffs after the Company discontinued its indirect lending line of business during 2000.

Table 9
Maturity Distribution and Interest Rate Sensitivity of Commercial Loans

		After One
December 31, 2005	Within	But Within	After
(In thousands)	One Year	Five Years	Five Years	Total
Commercial loans:
Commercial and industrial	$6,647	$16,863	$4,804	$28,314
Real estate construction	186,932	131,791	42,276	360,999
Commercial real estate mortgages	168,228	803,010	337,319	1,308,557
Total commercial loans	$361,807	$951,664	$384,399	$1,697,870

Commercial Loans Maturing After One Year With:
Predetermined rates		$433,093	$52,675
Floating or adjustable rates		518,571	331,724
Total		$951,664	$384,399

The commercial loan portfolio contained no aggregate loans in any one industry that exceeded 10% of total portfolio loans outstanding at December 31, 2005. The Company's total loan portfolio is geographically concentrated primarily in Michigan, Ohio and Indiana as shown in the following table.

Table 10
Geographic Distribution of Loan Portfolio

December 31, 2005		Percent
(In thousands)	Amount	of Total

Michigan	$3,664,429	79%
Ohio	666,633	14
Indiana	155,698	3
Massachusetts	40,026	1
Other states	101,472	3
Total	$4,628,258	100%

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $67.1 million, to $38.3 million at December 31, 2005, after decreasing $30.0 million at December 31, 2004 compared to December 31, 2003. The decrease in 2005 was primarily due to a decrease in residential mortgage loan closings during the fourth quarter of 2005 compared to the fourth quarter of 2004 (loans closed generally remain in loans held for sale for 30 to 60 days after closing). Residential mortgage loan closings during the fourth quarter of 2005 were $337 million compared to $444 million during the fourth quarter of 2004.

Credit Risk Management

Extending credit to businesses and consumers exposes the Company to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Company manages credit risk in its loan portfolio by adhering to consistent underwriting standards and guidelines, lending limits, guidelines and other limitations established by senior management. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Directors Loan Committee.

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

Commercial Loans

Credit risk associated with commercial loans is primarily influenced by prevailing economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on adequately assessing the borrower's ability to repay and by obtaining sufficient collateral. To minimize credit risk, the Company concentrates its commercial lending efforts on commercial real estate loans. At December 31, 2005, commercial real estate loans accounted for 98% of total commercial loans. Emphasis is also placed on loans that are government guaranteed, such as SBA loans. Commercial loans are generally secured by the borrower's assets at an 80% or less loan-to-value ratio and by personal guarantees. Management closely monitors the composition and quality of the total commercial loan portfolio to avoid significant credit concentrations by borrower or industry.

Residential Real Estate Mortgage Loans

The Company originates fixed-rate and variable-rate residential mortgage loans which are secured by the underlying 1-4 unit family residential property. At December 31, 2005, these loans accounted for 47% of total portfolio loans. Credit risk in this area of lending is minimized by the assessment of the creditworthiness of the borrower, including debt to income ratios, credit bureau scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally supplemented by private mortgage insurance, unless otherwise guaranteed or insured by the Federal or state government. Credit risk is further reduced since the majority of the Company's fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

Installment Loans

Credit risk in the installment loan portfolio is managed through consistent adherence to conservative underwriting standards that consider, but are not necessarily limited to, debt to income levels, past payment tendencies as evidenced by credit bureau reports, FICO scores, and loan-to-collateral value ratios.

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

Table 11
Non-Performing Assets

December 31
(In thousands)	2005	2004	2003	2002	2001

Non-accrual loans:
Commercial	$27,344	$17,744	$27,666	$19,167	$6,413
Residential real estate mortgages	19,026	10,705	11,181	15,215	18,808
Installment	2,413	852	873	2,876	2,957
Total non-accrual loans	48,783	29,301	39,720	37,258	28,178
Restructured loans	-	-	-	2,309	-
Other real estate owned:
Commercial	8,575	650	860	843	1,136
Residential real estate mortgages	3,029	2,720	1,424	1,524	1,575
Installment	712	790	434	537	267
Total other real estate owned	12,316	4,160	2,718	2,904	2,978
Total non-performing assets	$61,099	$33,461	$42,438	$42,471	$31,156

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.32%	.75%	1.02%	1.16%	.90%
Total assets	1.00	.59	.79	.89	.66

Loans past due 90 days or more
and still accruing interest:
Commercial	$-	$-	$-	$-	$144
Residential real estate mortgages	-	-	-	-	-
Installment	-	-	-	-	-
Total loans past due 90 days or more	$-	$-	$-	$-	$144

Non-performing assets totaled $61.1 million at December 31, 2005, an increase of $27.6 million from December 31, 2004. The increase in non-accrual commercial loans of $9.6 million shown in the table above during 2005 was due primarily to six commercial loan relationships totaling $21.2 million being classified as non-accrual during the year. Of the six loan relationships, three are secured by office buildings and land located in Michigan and Ohio, one is a land development loan located in Michigan, one is a retail building located in Indiana and one is a warehouse facility located in Michigan. The Company does not believe these non-accrual loans reflect a negative trend within a specific industry or state. During 2005, the Company also transferred two commercial lending relationships totaling $6.0 million from non-accrual to other real estate owned. Non-accrual residential real estate mortgage loans and non-accrual installment loans increased from December 31, 2004 primarily as a result of an increase in bankruptcy filings due to the change in consumer bankruptcy laws in the fourth quarter of 2005.

The Company’s commercial and residential real estate non-accrual loans typically remain in non-performing status for 12 to 18 months due to the lengthy period required to liquidate the real estate collateral.

At December 31, 2005, approximately $27.4 million, or 0.59%, of total portfolio loans were 30 to 89 days delinquent, compared to $17.8 million, or 0.40%, of total portfolio loans at December 31, 2004. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of December 31, 2005, total potential problem loans were $51.1 million, or 1.10% of total portfolio loans, compared to $32.5 million, or 0.73% of total portfolio loans at December 31, 2004.

The following table presents the amount of interest income that would have been earned on non-performing loans outstanding at December 31, 2005, 2004 and 2003 had those loans been accruing interest in accordance with the original terms of the loan agreement, as well as the amount of interest income earned and included in net interest income for each of those years.

Table 12
Forgone Interest on Non-Performing Loans

For the Year Ended December 31
(In thousands)	2005		2004		2003
	Non-Accrual	Restructured	Non-Accrual	Restructured	Non-Accrual	Restructured
Contractual interest income	$3,077	$-	$1,868	$-	$2,997	$-
Interest income recognized	1,524	-	763	-	1,100	-
Forgone interest income	$1,553	$-	$1,105	$-	$1,897	$-

Impaired Loans

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment. At December 31, 2004, all commercial and residential real estate potential problem loans, classified as watch and substandard, and all commercial and residential real estate non-accrual and restructured loans were reviewed for impairment. During 2005, the Company discontinued the evaluation of watch, substandard and non-accrual residential real estate loans, which totaled $26.7 million and $17.9 million at December 31, 2005 and 2004, respectively, due to their homogenous nature and discontinued the evaluation of watch and substandard commercial loans, which totaled $43.1 million and $24.2 million at December 31, 2005 and 2004, respectively, to better conform with industry practice.

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

At December 31, 2005 and 2004, the gross recorded investment in impaired loans totaled $27.3 million and $59.8 million, respectively. Interest payments subsequently received on non-accrual loans are applied against the principal balance. See Note 5 to the Consolidated Financial Statements for further discussion of impaired loans.

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

Net loan charge-offs increased $1.4 million to $5.5 million in 2005, compared to $4.1 million in 2004 and $7.8 million in 2003. The increase in 2005 is primarily due to the higher level of residential real estate net charge-offs of $1.9 million in 2005 versus $1.0 million in 2004.

The ratio of net loan charge-offs to average portfolio loans was .12% in 2005, compared to .10% for 2004 and .20% for 2003. Commercial loan net charge-offs as a percentage of average commercial loans was .19% for 2005 compared to .16% for 2004 and .36% for 2003. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans was .09% for 2005 compared to .05% for both 2004 and 2003. Installment loan net charge-offs as a percentage of average installment loans was .08% for 2005 compared to .11% for 2004 and .29% for 2003.

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

Table 13
Analysis of the Allowance for Loan Losses

Year Ended December 31
(In thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$41,818	$40,271	$36,077	$29,157	$28,450
Loan charge-offs:
Commercial loans:
Commercial and industrial	106	460	756	643	2,407
Real estate construction	426	963	2,867	2,596	59
Commercial real estate mortgage	3,265	3,084	2,499	2,210	1,671
Total commercial loans	3,797	4,507	6,122	5,449	4,137
Residential real estate mortgage loans	2,230	1,068	842	989	671
Installment loans	1,436	1,530	2,559	3,947	4,159
Total loan charge-offs	7,463	7,105	9,523	10,385	8,967

Recoveries:
Commercial loans:
Commercial and industrial	262	134	164	213	21
Real estate construction	343	1,478	348	-	10
Commercial real estate mortgage	130	477	344	72	118
Total commercial loans	735	2,089	856	285	149
Residential real estate mortgage loans	371	67	-	9	-
Installment loans	861	813	861	1,011	825
Total recoveries	1,967	2,969	1,717	1,305	974
Net loan charge-offs	5,496	4,136	7,806	9,080	7,993
Provision charged to expense	5,800	8,500	12,000	16,000	8,700
Reclassification of allowance for loan losses
on unfunded loan commitments(1)	-	(2,817)	-	-	-
Balance at end of year	$42,122	$41,818	$40,271	$36,077	$29,157

Allowance for loan losses as a percentage of
year-end portfolio loans	.91%	.94%	.97%	.99%	.84%
Allowance for loan losses as a percentage of
year-end non-performing loans	86.35	142.72	101.39	91.18	103.47
Net charge-offs as a percentage of average
portfolio loans	.12	.10	.20	.25	.22

(1)
During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expenses and other liabilities”.

At December 31, 2005 and 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions.

The allowance for loan losses on unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of funding the commitments.

The following table summarizes the Company's allocation of the allowance for loan losses for specific allocated, risk allocated and the imprecision components by loan type and the percentage of each loan type of total portfolio loans.

Table 14
Allocation of the Allowance for Loan Losses

December 31	2005			2004			2003		2002		2001
			% of			% of		% of		% of		% of
			total			total		total		total		total
(In thousands)	Amount		loans	Amount		loans	Amount	loans	Amount	loans	Amount	loans

Specific allocated allowance:
Commercial loans	$5,332			$3,657			$-		$-		$-
Residential real estate loans	-			2,015			-		-		-
Total specific allocated
allowances	5,332			5,672			-		-		-

Risk allocated allowance:
Commercial loans	20,474	(1)	37%	18,504		35%	16,993	37%	11,507	40%	8,597	39%
Residential real estate
mortgage loans	5,537	(1)	47	3,632		48	3,562	48	3,721	44	4,203	44
Installment loans	7,438	(1)	16	6,773		17	8,795	15	8,377	16	7,905	17
Total risk allocated
allowance	33,449			28,909			29,350		23,605		20,705

Imprecision component	3,341			7,237	(1)		10,921		12,472		8,452

Total allowance for
loan losses	$42,122		100%	$41,818		100%	$40,271	100%	$36,077	100%	$29,157	100%

(1)	During 2005, the Company allocated $3.8 million of the 2004 imprecision component to specific portfolios within the risk allocated allowance.

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

Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis. These reviews provide a mechanism that results in loans being graded in the proper category and for commercial loans, determines whether the loans are reviewed for the specific allocated allowance or are assigned projected loss ratios.

The following table summarizes the graded loan categories used by the Company in its determination of the adequacy of the specific and risk allocated components of the allowance for loan losses at December 31, 2005, 2004 and 2003.

Table 15
Graded Loan Categories Used in the
Determination of the Allowance for Loan Losses

December 31	2005	2004	2003
	Loan	Loan	Loan
(In thousands)	Amount	Amount	Amount(1)

Graded loan categories:
Pass (Superior, High, Satisfactory and Moderate)	$4,400,250	$4,313,120	$4,928,346
Monitor	128,093	88,020	60,123
Watch	38,403	18,652	25,016
Substandard	61,283	43,926	44,520
Doubtful	229	257	727
Loss	-	-	-
Total loans	$4,628,258	$4,463,975	$5,058,732

(1)	Loan amounts include mortgage loans held for sale and unfunded commitments of $766 million at December 31, 2003.

The provision for loan losses decreased to $5.8 million during 2005 from $8.5 million in 2004. The decrease in the provision in 2005 was primarily due to a decrease in the SFAS 5 historical loss factor for commercial loans as the average net charge-off percentage improved over the prior four-year average. The decrease in 2005 is also due to portfolio loan growth in 2005 slowing compared to loan growth in 2004. In 2004, the provision for loan losses decreased to $8.5 million from $12.0 million in 2003. The decrease in the provision in 2004 was due to improvement in overall credit quality as evidenced by a 47% decrease in net loan charge-offs in 2004 compared to 2003 and total non-performing assets decreasing 21% from December 31, 2003.

The change in the estimation method of the allowance for loan losses incorporated in the fourth quarter of 2004 did not result in a change in the overall allowance balances compared to prior periods, except for the reclassification for the allowance on unfunded loan commitments. The change in the estimation method resulted in the establishment of the specific allocated allowance and a decrease in the imprecision component of the allowance from December 31, 2003 to December 31, 2004. The utilization of the projected loss ratios also did not result in a substantial change to the risk allocated allowance. The changes in the Company's estimation methods in 2004 were the first significant changes since 1996, however, risk percentages for certain loan classifications within the “pass” loan category were adjusted in 2000.

Each element of the risk allocated allowance for December 31, 2003 was determined by applying the following risk percentages to each grade of loan: Pass - from .10% to 1.25%, depending on category of loans classified as Superior, High, Satisfactory and Moderate; Monitor - from 2.5% to 5%; Watch - from 3.75% to 10%; Substandard - from 5% to 20%; Doubtful - 50%; and Loss - 100%. The risk percentages were developed by the Company in consultation with regulatory authorities, actual loss experience, peer group loss experience and were adjusted for current economic conditions. Such risk percentages were applied to individual loans based on loan type. At December 31, 2003, only non-accrual commercial loans were considered impaired.

Liabilities

Deposits

Total deposits, the Company's primary source of funding, increased 3% to $3.14 billion at December 31, 2005, after increasing 8% a year earlier. During 2005, the Company's emphasis was on retail deposits, which represent the largest and most stable component of total deposits and consist of demand deposits, NOW accounts, regular savings accounts, money market accounts and retail certificates of deposit. At December 31, 2005, retail deposits totaled $2.51 billion, a 2% increase compared to $2.46 billion at December 31, 2004.

The Company also funds its loans with brokered certificates of deposit and municipal certificates of deposit. At December 31, 2005, these deposits totaled $340.3 million and $256.3 million, respectively, and represented 19% of total deposits on a combined basis. At December 31, 2004, brokered certificates of deposit totaled $228.7 million and municipal certificates of deposit totaled $356.2 million, representing 19% of total deposits on a combined basis.

Table 16
Maturity Distribution of Certificates of Deposit of $100,000 or More

December 31
(In thousands)	2005

Three months or less	$426,345
Over three months through six months	217,911
Over six months through twelve months	122,571
Over twelve months	191,318
Total	$958,145

Short-Term Borrowings

Short-term borrowings increased $171.0 million to $709.3 million at December 31, 2005. Short-term borrowings at December 31, 2005 and 2004 consisted of federal funds purchased and security repurchase agreements. The amount provided by these funding sources increased during 2005 primarily to fund a portion of the variable rate commercial, residential and consumer portfolio loan increases. See Note 10 to the Consolidated Financial Statements for further information regarding short-term borrowings.

Short-Term FHLB Advances

Republic Bank utilizes short-term FHLB advances to provide funding for mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the total advances. Short-term FHLB advances totaled $218 million at December 31, 2005, compared to $215 million at December 31, 2004. See Note 11 to the Consolidated Financial Statements for further information regarding short-term FHLB advances.

Long-Term FHLB Advances and Security Repurchase Agreements

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to reduce the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. Total long-term FHLB advances and security repurchase agreements were $1.49 billion at December 31, 2005, compared to $1.39 billion at December 31, 2004. See Note 12 to the Consolidated Financial Statements for further information regarding long-term FHLB advances and security repurchase agreements.

Long-Term Debt

Long-term debt totaled $50.0 million at December 31, 2005 and 2004. See Note 13 to the Consolidated Financial Statements for further information regarding long-term debt.

Capital

Shareholders' equity decreased $5.2 million, or 1%, to $404.5 million at December 31, 2005, after increasing 11% to $409.6 million a year earlier. The decrease in shareholders' equity during 2005 resulted primarily from net income of $69.2 million being offset by $31.2 million in cash dividends to shareholders and $42.4 million in stock repurchases. The total cash dividend paid in 2005 represented a 16% increase over the amount paid in 2004, reflecting an increase in the quarterly dividend per share declared in July 2004 from $.095 to $.11 and the increase in the shares outstanding that resulted from the Company's 10% stock dividends paid in November 2004 and 2005.

On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares (adjusted for the issuances of stock dividends). On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares (adjusted for the issuances of stock dividends). The 2005 Stock Repurchase Program commenced at the conclusion of the 2003 Stock Repurchase Program. Repurchases are made from time to time as market and business conditions warrant, in the open market, negotiated, or block transactions, and are funded from available working capital and cash flow from operations. Repurchased shares will be used for employee benefit plans, stock dividends and other general business purposes, including potential acquisitions. The Company repurchased 3,037,500 and 527,500 shares during 2005 and 2004, respectively. As of December 31, 2005, there were 1,062,852 shares available for repurchase under the 2005 Program. See also Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is subject to risk-based capital adequacy guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital adequacy guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of total capital in the form of Tier 1, or core capital. The Company's total risk-based capital ratio was 12.32% at December 31, 2005 compared to 12.96% at December 31, 2004. For further information regarding regulatory capital requirements, see Note 26 to the Consolidated Financial Statements.

Contractual Obligations

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the applicable note to the Consolidated Financial Statements as referenced.

Table 17
Contractual Obligations(1)

December 31, 2005	Note	Due Within	One to	Three to	Over
(In thousands)	Reference	One Year	Three Years	Five Years	Five Years		Total

Deposits without a stated maturity (2) (3)		$1,466,567	$-	$-	$-		$1,466,567
Certificates of deposits (2)		1,224,275	392,611	139,737	3,465		1,760,088
Short-term borrowings	10	711,819	-	-	-		711,819
Short-term FHLB advances	11	220,475	-	-	-		220,475
Long-term FHLB advances and
security repurchase agreements	12	246,696	631,708	359,939	741,880		1,980,223
Long-term debt	13	4,300	8,600	8,600	140,300	(4)	161,800
Operating leases	7	4,986	7,535	3,454	2,726		18,701

(1)	Amounts include related interest expense for each period.
(2)	See "Deposits" on page 29 for further discussion on deposit balances.
(3)	Excludes interest expense.
(4)	Includes 21 years of interest expense and a $50 million principal payment.

The Company has also entered into interest rate swap transactions with a total notional amount of $73.3 million as part of its asset/liability management activities and associated management of interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate swaps are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Interest rate swaps involve monthly or quarterly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 24 to the Consolidated Financial Statements.

Off-Balance Sheet Transactions

In the normal course of business, the Company becomes a party to transactions involving financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its own exposure to interest rate risk. These financial instruments include commitments to extend credit and standby letters of credit that are not reflected in the consolidated financial statements. The contractual amounts of these instruments represent the extent of the Company's involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. However, management believes that they do not represent unusual risks for the Company.

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company's loan review and approval procedures and credit policies.   Based upon management's credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” on the balance sheet and totaled $2.1 million and $2.8 million at December 31, 2005 and 2004, respectively. Deferred revenue for standby letters of credit was $342,000 and $367,000 at December 31, 2005 and 2004, respectively.

The following table presents the contractual amounts and expected maturities of the Company's off-balance sheet financial instruments outstanding at December 31, 2005:
Table 18
Off-Balance Sheet Contractual Obligations

December 31	Due Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$191,917	$9,929	$-	$-	$201,846
Commitments to fund commercial real estate construction loans
and lines of credit	86,169	222,209	23,862	42,814	375,054
Commitments to fund the pipeline of commercial
real estate loans	225,878	-	-	-	225,878
Other unused commitments to extend credit	40,899	151,192	202,379	23,688	418,158
Standby letters of credit	6,640	4,386	58,010	56,302	125,338

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

Short-term liquidity is available from federal funds purchased, security repurchase agreements, deposit growth, retail, brokered and municipal certificates of deposit and FHLB advances. Long-term liquidity is generated from security repurchase agreements, deposit growth, the maturity structure of time deposits, brokered certificates of deposit and FHLB advances. As of December 31, 2005, the Company's balance of certificates of deposit maturing within the next twelve months was $1.19 billion. The Company expects that a significant portion of these certificates of deposit will be renewed based on the Company's success at establishing long lasting customer relationships. However, the Company will use its other available funding sources to replace those deposits which are not renewed.

    At December 31, 2005, Republic Bank had available $109.5 million in unused lines of credit with third parties for federal funds purchased and $339.1 million available in unused borrowings with the FHLB.

Republic Bancorp Inc. has four major funding sources to meet its liquidity requirements: interest earning deposits, dividends from Republic Bank, access to the capital markets, and a revolving credit agreement with a third party. On December 31, 2005, $175.0 million was available from Republic Bank for payment of dividends to the parent company without prior regulatory approval, which compares to $173.4 million available at December 31, 2004. Also, at December 31, 2005, the parent company had interest-earning deposits of $15.6 million at Republic Bank to meet any liquidity requirements. In December 2004, the Company entered into a $15 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2005, which expires on December 25, 2006. Depending on market conditions and liquidity requirements, the Company would also consider the issuance of additional debt or equity instruments to provide additional liquidity, if necessary.

As discussed in Item 1 of this Report on Form 10-K, Republic Bank is subject to statutory and regulatory requirements and, among other things, may be limited in their ability to pay dividends to the parent company. These statutory and regulatory restrictions have not had, and are not expected to have, a material effect on the Company's ability to meet its cash obligations.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company's market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company's business is subject to many factors beyond its control (see Forward-Looking Statements on page 9) in managing the Company's assets and liabilities, and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company's press releases, presentations, or other public documents.

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

During 2005, short-term interest rates increased approximately 200 basis points while long-term interest rates increased slightly. The three-month treasury bill increased 186 basis points and the prime-lending rate increased 200 basis points at December 31, 2005 from December 31, 2004, while the 10-year treasury bond increased only 18 basis points during 2005. The demand for residential loans was lower in 2005 compared to 2004 as the increase in short-term interest rates slowed adjustable-rate residential mortgage loan demand and refinance volume throughout the year. Adjustable-rate mortgage closings decreased $403 million, or 41% during 2005 while refinances of residential mortgage loans declined $179 million, or 23% during the year. The Company's residential real estate mortgage balance increased during the year, as new mortgage loan production more than offset loan payoffs within the portfolio. Commercial loan balances grew due to the successful efforts by our team of experienced commercial lenders and lending rates that remained attractive to commercial borrowers. Consumer loan closings were impacted by higher interest rates as closings declined 14% during 2005 compared to 2004. However, successful sales efforts continued to attract home equity borrowers as the balance of consumer direct loans grew in 2005.

The mortgage loans held for sale balance is the Company's most interest rate sensitive asset. It is also short-term in nature as the majority of loans held for sale are sold within 60 days. By funding this balance with primarily short-term borrowings, the Company is able to closely match its liquidity needs since this balance will generally increase in a declining interest rate environment and decrease in a rising interest rate environment. As discussed in Note 24 to the Consolidated Financial Statements, committing to fund residential real estate loan applications at specified rates and holding residential mortgage loans for sale exposes the Company to market risk during the period from when a customer locks in a specific rate to when the loan is sold to the investor. To reduce this exposure to market risk, the Company enters into firm commitments to sell such mortgage loans at specified future dates and prices to various third parties.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but the Company believes that when evaluated together, they provide a reasonably comprehensive view of the Company's exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. Table 19 presents the static gap analysis at the dates indicated. At December 31, 2005 the cumulative one-year gap was a negative 4.13% of total earning assets. At December 31, 2004, the cumulative one-year gap was a positive 9.80% of total earning assets.

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

As of December 31, 2005, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Change in net interest income over
the next twelve months	-3.52%	-1.27%	-0.53%	0.55%	0.67%	-2.96%

These projected levels, which are within the Company's policy limits, portray the Company's interest rate risk position as liability sensitive for the one-year horizon.  The earnings simulation model assumes that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

Impact of Interest Rate Fluctuations and Inflation on Earnings

Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities may be adversely impacted. If significant increases in interest rates make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans, then the Company's volume of loans originated may be reduced and the potential reduction in the related interest income and fee income may be larger than would be implied by a simple linear extrapolation of the results generated by the earnings simulation model. A lower interest rate environment that enables more potential borrowers to reduce their mortgage interest rate and qualify for relatively higher mortgage loan balances, would be expected to result in higher mortgage loan production activity.

Table 19
Static Gap Analysis(1)

	Within	4 Months	1 to	5 Years
(In thousands)	3 Months	to 1 Year	5 Years	or Over	Total
December 31, 2005
Interest-Earning Assets:
Interest earning deposits with banks	$25	$-	$-	$-	$25
Mortgage loans held for sale	38,259	-	-	-	38,259
Investment securities	107,914	123,004	375,624	498,125	1,104,667
Loans, net of unearned income	1,606,158	885,809	1,692,595	394,913	4,579,475
FHLB stock (at cost)	80,525	-	-	-	80,525
Total interest-earning assets	$1,832,881	$1,008,813	$2,068,219	$893,038	$5,802,951

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$18,719	$28,078	$37,438	$102,955	$187,190
Savings and money market accounts	80,477	425,593	344,730	121,293	972,093
Certificates of deposit:
Under $100,000	106,335	316,875	314,732	2,641	740,583
$100,000 or greater	426,345	340,482	190,873	445	958,145
Total certificates of deposit	532,680	657,357	505,605	3,086	1,698,728
Total interest-bearing deposits	631,876	1,111,028	887,773	227,334	2,858,011
Short-term borrowings (2)	927,300	-	-	-	927,300
Long-term FHLB advances and security
repurchase agreements	219,090	192,345	708,540	371,700	1,491,675
Long-term debt	-	-	-	50,000	50,000
Total interest-bearing liabilities	$1,778,266	$1,303,373	$1,596,313	$649,034	$5,326,986

Interest rate sensitivity gap	$54,615	$(294,560)	$471,906	$244,004	$475,965
As a percentage of total interest-earning assets	0.94%	(5.07)%	8.13%	4.20%	8.20%

Cumulative interest rate sensitivity gap	$54,615	$(239,945)	$231,961	$475,965
As a percentage of total interest-earning assets	0.94%	(4.13)%	4.00%	8.20%

December 31, 2004
Interest-Earning Assets:
Interest earning deposits with banks	$82	$-	$-	$-	$82
Mortgage loans held for sale	105,318	-	-	-	105,318
Investment securities	125,840	81,460	232,967	406,696	846,963
Loans, net of unearned income	1,726,472	823,091	1,577,805	307,306	4,434,674
FHLB stock (at cost)	80,511	-	-	-	80,511
Total interest-earning assets	$2,038,223	$904,551	$1,810,772	$714,002	$5,467,548

Interest-Bearing Liabilities:
Deposits:
NOW accounts	$20,355	$30,533	$40,711	$111,954	$203,553
Savings and money market accounts	52,481	501,027	402,749	147,418	1,103,675
Certificates of deposit:
Under $100,000	79,294	203,615	372,062	7,386	662,357
$100,000 or greater	322,192	226,814	250,974	1,899	801,879
Total certificates of deposit	401,486	430,429	623,036	9,285	1,464,236
Total interest-bearing deposits	474,322	961,989	1,066,496	268,657	2,771,464
Short-term borrowings (2)	753,300	-	-	-	753,300
Long-term FHLB advances and security
repurchase agreements	92,671	124,565	529,150	645,400	1,391,786
Long-term debt	-	-	50,000	-	50,000
Total interest-bearing liabilities	$1,320,293	$1,086,554	$1,645,646	$914,057	$4,966,550

Interest rate sensitivity gap	$717,930	$(182,003)	$165,126	$(200,055)	$500,998
As a percentage of total interest-earning assets	13.13%	(3.33)%	3.02%	(3.66)%	9.16%

Cumulative interest rate sensitivity gap	$717,930	$535,927	$701,053	$500,998
As a percentage of total interest-earning assets	13.13%	9.80%	12.82%	9.16%

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

Critical Accounting Policies

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

At December 31, 2005 and 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions.

Accounting and Financial Reporting Developments

Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section entitled "Market Risk Management" included under Item 7 on pages 32-34 of this document and is incorporated herein by reference. See also Note 24 to the Consolidated Financial Statements included under Item 8 of this document.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Dana M. Cluckey
Dana M. Cluckey
President and Chief Executive Officer

/s/ Thomas F. Menacher
Thomas F. Menacher
Executive Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and Shareholders of Republic Bancorp Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Republic Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Republic Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Republic Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and Shareholders of Republic Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Bancorp Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Bancorp Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 8, 2006

Republic Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
(In thousands, except share data)	2005	2004

Assets
Cash and due from banks	$52,502	$53,589
Interest-earning deposits with banks	25	82
Cash and cash equivalents	52,527	53,671
Mortgage loans held for sale	38,259	105,318
Securities available for sale	861,623	620,794
Securities held to maturity (fair value of $220,045
and $220,080 in 2005 and 2004, respectively)	227,262	222,757
Loans, net of unearned income	4,628,258	4,463,975
Less allowance for loan losses	(42,122)	(41,818)
Net loans	4,586,136	4,422,157
Federal Home Loan Bank stock (at cost)	80,525	80,511
Premises and equipment	26,586	26,493
Bank owned life insurance	116,519	112,978
Other assets	92,329	69,298
Total assets	$6,081,766	$5,713,977

Liabilities
Noninterest-bearing deposits	$284,932	$274,747
Interest bearing deposits:
NOW accounts	187,190	203,553
Savings and money market accounts	932,048	1,100,333
Retail certificates of deposit	1,102,188	879,361
Wholesale deposits	636,585	588,217
Total interest-bearing deposits	2,858,011	2,771,464
Total deposits	3,142,943	3,046,211
Federal funds purchased and other short-term borrowings	709,300	538,300
Short-term FHLB advances	218,000	215,000
Long-term FHLB advances and security repurchase agreements	1,489,432	1,390,878
Accrued expenses and other liabilities	67,632	63,950
Long-term debt	50,000	50,000
Total liabilities	5,677,307	5,304,339

Shareholders' Equity
Preferred stock, $25 stated value; $2.25 cumulative
and convertible; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $5 par value; 100,000,000 shares
authorized; 74,976,000 and 77,468,000 shares
issued and outstanding in 2005 and 2004, respectively	374,882	352,125
Capital surplus	41,491	59,303
Unearned compensation - restricted stock	(4,770)	(3,207)
Retained earnings	3,114	3,634
Accumulated other comprehensive loss	(10,258)	(2,217)
Total shareholders' equity	404,459	409,638

Total liabilities and shareholders’ equity	$6,081,766	$5,713,977

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Income

Years Ended December 31
(In thousands, except per share data)	2005	2004	2003

Interest Income
Interest and fees on loans	$275,858	$241,049	$247,125
Interest on investment securities and FHLB stock dividends	50,342	41,330	18,555
Total interest income	326,200	282,379	265,680

Interest Expense
Interest on deposits:
NOW accounts	959	600	599
Savings and money market accounts	17,883	13,629	13,282
Retail certificates of deposit	33,055	27,741	31,928
Wholesale deposits	20,813	11,209	10,496
Total interest expense on deposits	72,710	53,179	56,305
Federal funds purchased and other short-term borrowings	31,915	12,237	7,689
Long-term FHLB advances and security repurchase agreements	63,239	62,813	54,850
Long-term debt	4,300	4,300	4,339
Total interest expense	172,164	132,529	123,183
Net interest income	154,036	149,850	142,497
Provision for loan losses	5,800	8,500	12,000
Net interest income after provision for loan losses	148,236	141,350	130,497

Noninterest Income
Mortgage banking income	18,673	22,739	38,976
Service charges	12,162	11,514	11,097
Gain on sale of securities	1,785	2,461	2,190
Gain on sale of SBA loans	2,470	3,816	322
Income from bank owned life insurance	4,209	4,648	5,519
Other noninterest income	4,005	2,141	2,675
Total noninterest income	43,304	47,319	60,779

Noninterest Expense
Salaries and employee benefits	57,530	56,819	60,454
Occupancy expense of premises	10,471	10,243	10,296
Equipment expense	6,248	6,675	6,768
Other noninterest expenses	19,012	20,338	27,136
Total noninterest expense	93,261	94,075	104,654
Income before income taxes	98,279	94,594	86,622
Provision for income taxes	29,098	27,910	25,896
Net Income	$69,181	$66,684	$60,726

Basic earnings per share	$.91	$.86	$.79

Diluted earnings per share	$.90	$.85	$.78

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders'
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balances at January 1, 2003	57,441	287,207	40,633	(368)	4,373	883	332,728
Comprehensive income:
Net income					60,726		60,726
Unrealized holding losses on securities,
net of $139 income tax benefit						(258)	(258)
Reclassification adjustment for gains
included in net income, net of $767
income tax expense						(1,423)	(1,423)
Net unrealized losses on securities,
net of tax						(1,681)	(1,681)
Comprehensive income							59,045
Cash dividends declared ($.28 per share)					(21,289)		(21,289)
Awards of common stock under
Incentive Stock Plan	268	1,342	1,960	(3,302)			-
Amortization of restricted stock				1,869			1,869
Cancellations of restricted stock				135			135
10% common share dividend	5,777	28,886	11,008		(39,917)		(23)
Issuance of common shares:
Through exercise of stock options	1,139	5,695	3,475				9,170
Through exercise of stock warrants	44	220	45				265
Through employee stock awards	18	83	146				229
Impact of stock option expense			4				4
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			2,309				2,309
Repurchase of common shares	(1,160)	(5,800)	(9,222)				(15,022)
Balances at December 31, 2003	63,527	$317,633	$50,358	$(1,666)	$3,893	$(798)	$369,420
Comprehensive income:
Net income					66,684		66,684
Unrealized holding gains on securities,
net of $97 income tax expense						181	181
Reclassification adjustment for gains
included in net income, net of $861
income tax expense						(1,600)	(1,600)
Net unrealized losses on securities,
net of tax						(1,419)	(1,419)
Comprehensive income							65,265
Cash dividends declared ($.35 per share)					(26,953)		(26,953)
Awards of common stock under
Incentive Stock Plan	319	1,595	2,788	(4,383)			-
Amortization of restricted stock				2,388			2,388
Cancellations of restricted stock				454			454
10% common share dividend	6,412	32,034	7,930		(39,990)		(26)
Issuance of common shares:
Through exercise of stock options	596	3,001	1,242				4,243
Through exercise of stock warrants	83	419	109				528
Through employee stock awards	16	80	126				206
Impact of stock option expense			7				7
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			1,989				1,989
Repurchase of common shares	(528)	(2,637)	(5,246)				(7,883)
Balances at December 31, 2004	70,425	$352,125	$59,303	$(3,207)	$3,634	$(2,217)	$409,638

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (Continued)

	Number			Unearned		Accumulated
	of			Compensation		Other	Total
	Common	Common	Capital	Restricted	Retained	Comprehensive	Shareholders'
(In thousands, except per share data)	Shares	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2004	70,425	$352,125	$59,303	$(3,207)	$3,634	$(2,217)	$409,638
Comprehensive income:
Net income					69,181		69,181
Unrealized holding losses on securities,
net of $3,705 income tax benefit						(6,881)	(6,881)
Reclassification adjustment for gains
included in net income, net of $625
income tax expense						(1,160)	(1,160)
Net unrealized losses on securities,
net of tax						(8,041)	(8,041)
Comprehensive income							61,140
Cash dividends declared ($.41 per share)					(31,187)		(31,187)
Awards of common stock under
Incentive Stock Plan	372	1,862	3,539	(5,401)			-
Amortization of restricted stock				3,262			3,262
Cancellations of restricted stock				576			576
10% common share dividend	6,835	34,174	4,316		(38,514)		(24)
Issuance of common shares:
Through exercise of stock options	334	1,671	240				1,911
Through exercise of stock warrants	20	100	(15)				85
Through employee stock awards	28	140	261				401
Impact of stock option expense			9				9
Tax benefit relating to exercise of stock
options and warrants and vesting
of restricted stock			1,068				1,068
Repurchase of common shares	(3,038)	(15,190)	(27,230)				(42,420)
Balances at December 31, 2005	74,976	$374,882	$41,491	$(4,770)	$3,114	$(10,258)	$404,459

See accompanying notes.

Republic Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31
(In thousands)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$69,181	$66,684	$60,726
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,978	10,085	10,117
Net gains on sale of securities available for sale	(1,785)	(2,461)	(2,190)
Net gains on sale of loans	(6,824)	(8,958)	(3,545)
Proceeds from sale of mortgage loans held for sale	736,694	948,341	3,078,308
Origination of mortgage loans held for sale	(669,635)	(918,299)	(2,552,669)
Net increase in other assets	(27,129)	(18,508)	(13,181)
Net increase (decrease) in accrued expenses and other liabilities	3,322	2,922	(15,654)
Other, net	562	1,549	4,442
Total adjustments	46,183	14,671	505,628
Net cash provided by operating activities	115,364	81,355	566,354

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	203,942	182,662	70,445
Proceeds from calls and principal payments of
securities available for sale	112,059	244,744	170,955
Proceeds from principal payments
of securities held to maturity	46,201	43,337	1,072
Purchases of securities available for sale	(535,455)	(441,362)	(679,770)
Purchases of securities held to maturity	(50,921)	(109,663)	(157,627)
Purchases/additions of bank owned life insurance	-	-	(16,500)
Proceeds from sale of loans	337,052	332,878	141,185
Net increase in loans made to customers	(528,677)	(630,568)	(634,579)
Premises and equipment expenditures	(6,023)	(5,798)	(5,546)
Net cash used in investing activities	(421,822)	(383,770)	(1,110,365)

Cash Flows From Financing Activities:
Net increase in total deposits	96,732	224,878	37,676
Purchase of bank branch deposits	-	6,064	-
Sale of bank branch deposits	-	-	(10,679)
Net increase in short-term borrowings	171,000	47,055	282,175
Net increase (decrease) in short-term FHLB advances	3,000	(65,000)	(25,000)
Proceeds from long-term FHLB advances
and security repurchase agreements	243,825	156,000	366,450
Payments on long-term FHLB advances	(143,935)	(51,848)	(82,667)
Payments on long-term debt	-	-	(13,500)
Net proceeds from issuance of common shares	7,798	9,367	12,970
Repurchase of common shares	(42,420)	(7,883)	(15,022)
Dividends paid on common shares	(30,686)	(26,405)	(20,159)
Net cash provided by financing activities	305,314	292,228	532,244
Net decrease in cash and cash equivalents	(1,144)	(10,187)	(11,767)
Cash and cash equivalents at beginning of year	53,671	63,858	75,625
Cash and cash equivalents at end of year	$52,527	$53,671	$63,858

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$167,859	$130,209	$122,576
Income taxes	29,790	27,581	25,795

Supplemental Schedule of Non-Cash Operating and Investing Activities:
Portfolio loan charge-offs	$7,463	$7,105	$9,523
Mortgage portfolio loans securitized and retained as securities
available for sale	$33,376	$-	$-
Loans transferred to other real estate owned	$19,104	$7,609	$4,604
See accompanying notes.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Republic Bancorp Inc. and Subsidiaries (the "Company") is a bank holding company headquartered in Ann Arbor, Michigan. The Company has three primary lines of business: commercial banking, retail banking and mortgage banking. The Company's bank subsidiary, Republic Bank, offers financial products to consumers and businesses through its 92 retail, commercial and mortgage banking branches located in Michigan, Ohio and Indiana and a loan production office in Massachusetts.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The cost basis of mortgage loans held for sale is adjusted by deferred loan origination and commitment fees and certain direct loan origination costs. The value of mortgage loans held for sale is hedged by utilizing mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of 30 to 60 days after closing, therefore, the related fees and costs are not amortized during that period.

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

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment. At December 31, 2004, all commercial and residential real estate potential problem loans, classified as watch and substandard, and all commercial and residential real estate non-accrual and restructured loans were reviewed for impairment. During 2005, the Company discontinued the evaluation of watch, substandard and non-accrual residential real estate loans due to their homogenous nature and discontinued the evaluation of watch and substandard commercial loans to better conform with industry practice.

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

At December 31, 2005 and 2004, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions.

The Company reviews each delinquent commercial loan on a bi-weekly basis. Grades for commercial loans are assigned based upon review of such factors such as debt service coverage, collateral value, financial condition of the borrower, experience and reputation of management, and payment history. Delinquent mortgage and installment loans are reviewed monthly and assigned a rating based on their payment status. In addition, the Commercial Loan Review Committee will, on a monthly basis, conduct reviews of certain commercial loans exceeding $250,000 that have not exhibited delinquency trends. These reviews assign a current risk rating based on management's understanding of the financial condition of the borrower and collateral values. All non-accrual loans are included in the “substandard” or “doubtful” classifications in the Company’s risk rating methodology.

Based upon these reviews, the Company determines the grades for its loan portfolio on a monthly basis. These reviews provide a mechanism that results in loans being graded in the proper category and for commercial loans, determines whether the loans are reviewed for the specific allocated allowance or are assigned projected loss ratios.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value on an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. The Company’s derivative instruments as of December 31, 2005 and 2004 were designated as fair value hedges.

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

Under fair value hedge accounting, derivative gains and losses not effective in hedging the change in fair value of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least monthly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivative instruments have been highly effective in offsetting changes in the fair values of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning when hedge accounting ceases.

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

The following weighted average assumptions were used in the option pricing model for the year ending December 31, 2005: an expected volatility factor of 37.8%; an expected dividend yield of 3.17%; a risk-free interest rate of 3.69%; and an expected life of the option of 4.1 years. The weighted average assumptions used for the year ending December 31, 2004 were: an expected volatility factor of 39.6%; an expected dividend yield of 3.28%; a risk-free interest rate of 3.56%; and an expected life of the option of 4.0 years. The weighted average grant-date fair value of stock options granted during each of the years 2005, 2004 and 2003 was $3.37, $3.03 and $3.12 per share, respectively.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The following table presents net income and earnings per share had compensation cost for the Company's stock based compensation plans been determined in accordance with SFAS 123 for all outstanding and unvested awards for the years indicated:

Year Ended December 31
(In thousands, except per share data)	2005	2004	2003

Net income (as reported)	$69,181	$66,684	$60,726
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	2,126	1,557	1,218
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(2,366)	(2,030)	(1,986)
Net income (pro forma)	$68,941	$66,211	$59,958

Basic earnings per share (as reported)	$.91	$.86	$.79
Basic earnings per share (pro forma)	.90	.86	.78

Diluted earnings per share (as reported)	$.90	$.85	$.78
Diluted earnings per share (pro forma)	.89	.84	.77

During 2005, 2004 and 2003, the Company generally issued restricted stock in lieu of stock option grants. As a result, the GAAP income statement impact associated with expensing stock options during these years was immaterial. The Company continues to recognize compensation expense for restricted stock on a straight-line basis over the vesting period in accordance with APB Opinion 25. Such expense is included in salaries and employee benefits expense on the consolidated statements of income. The unamortized portion of restricted stock totaled $4.8 million and $3.2 million at December 31, 2005 and 2004, respectively, and is a reduction to capital surplus.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-earning deposits with banks, federal funds sold and other short-term investments with maturities less than 90 days.

Note 2. Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operation or liquidity.

Note 2. Recent Accounting Pronouncements (Continued)

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. The Company will be required to adopt these statements on January 1, 2006. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123R will require the Company to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operation or liquidity.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The adoption of this standard did not have an impact on the Company’s financial condition, results of operations or liquidity.

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Information regarding the Company's investment securities portfolio follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available For Sale:
December 31, 2005:
U.S. Government agency securities	$268,412	$-	$6,250	$262,162
Collateralized mortgage obligations	288,040	-	5,152	282,888
Mortgage-backed securities	105,663	5	1,857	103,811
Municipal and other securities	215,290	84	2,612	212,762
Total securities available for sale	$877,405	$89	$15,871	$861,623

December 31, 2004:
U.S. Government agency securities	$226,020	$12	$842	$225,190
Collateralized mortgage obligations	128,245	280	1,236	127,289
Mortgage-backed securities	65,370	155	311	65,214
Municipal and other securities	204,570	479	1,948	203,101
Total securities available for sale	$624,205	$926	$4,337	$620,794

Securities Held To Maturity:
December 31, 2005:
Collateralized mortgage obligations	$193,873	$-	$6,402	$187,471
Mortgage-backed securities	33,389	-	815	32,574
Total securities held to maturity	$227,262	$-	$7,217	$220,045

December 31, 2004:
Collateralized mortgage obligations	$204,952	$127	$2,660	$202,419
Mortgage-backed securities	17,805	-	144	17,661
Total securities held to maturity	$222,757	$127	$2,804	$220,080

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and estimated market value of investment securities at December 31, 2005, by contractual maturity, are shown on the following table. Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Collateral for all mortgage-backed securities and collateralized mortgage obligations is guaranteed by U.S. Government agencies or private label securities rated “AAA” by a major rating agency.

	Due Within		One to		Five to		After
December 31, 2005	One Year		Five Years		Ten Years		Ten Years		Total
	Estimated		Estimated		Estimated		Estimated		Estimated
	Amort.	Market	Amort.	Market	Amort.	Market	Amort.	Market	Amort.	Market
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Securities Available For Sale:
U.S. government
agency securities	$-	$-	$-	$-	$164,898	$160,977	$103,514	$101,185	$268,412	$262,162
Collateralized mortgage
obligations (1)	7,596	7,536	280,444	275,352	-	-	-	-	288,040	282,888
Mortgage-backed
securities (1)	22	22	99,956	98,246	5,685	5,543	-	-	105,663	103,811
Municipal and other
securities	2	2	2,671	2,631	97,744	96,400	114,873	113,729	215,290	212,762
Total securities
available for sale	$7,620	$7,560	$383,071	$376,229	$268,327	$262,920	$218,387	$214,914	$877,405	$861,623

Securities Held To Maturity:
Collateralized mortgage
obligations (1)	$-	$-	$193,873	$187,471	$-	$-	$-	$-	$193,873	$187,471
Mortgage-backed
securities (1)	-	-	33,389	32,574	-	-	-	-	33,389	32,574
Total securities
held to maturity	$-	$-	$227,262	$220,045	$-	$-	$-	$-	$227,262	$220,045

(1)	Maturity distributions for collateralized mortgage obligations and mortgage backed securities are based on estimated average lives.

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

The following table summarizes the composition of investment securities which have unrealized losses at December 31, 2005 and 2004. The table distinguishes between those securities which have been in a continuous unrealized loss position for less than 12 months versus 12 months or greater.

December 31, 2005
(In thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Securities Available For Sale:
U.S. government
agency securities	$187,800	$4,561	$70,362	$1,689	$258,162	$6,250
Collateralized mortgage
obligations	201,833	2,926	81,055	2,226	282,888	5,152
Mortgage-backed
securities	66,237	965	32,651	892	98,888	1,857
Municipal and other securities	122,850	1,391	64,455	1,221	187,305	2,612
Total temporarily impaired
securities available
for sale	$578,720	$9,843	$248,523	$6,028	$827,243	$15,871

Securities Held To Maturity:
Collateralized mortgage
obligations	$69,662	$1,550	$117,809	$4,852	$187,471	$6,402
Mortgage-backed
securities	18,492	488	14,082	327	32,574	815
Total temporarily impaired
securities held to
maturity	$88,154	$2,038	$131,891	$5,179	$220,045	$7,217

December 31, 2004
(In thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Securities Available For Sale:
U.S. government
agency securities	$143,205	$576	$34,639	$266	$177,844	$842
Collateralized mortgage
obligations	99,723	1,117	6,288	119	106,011	1,236
Mortgage-backed
securities	43,941	301	403	10	44,344	311
Municipal and other securities	70,719	699	46,655	1,249	117,374	1,948
Total temporarily impaired
securities available
for sale	$357,588	$2,693	$87,985	$1,644	$445,573	$4,337

Securities Held To Maturity:
Collateralized mortgage
obligations	$150,055	$1,989	$29,968	$671	$180,023	$2,660
Mortgage-backed
securities	13,716	77	3,945	67	17,661	144
Total temporarily impaired
securities held to
maturity	$163,771	$2,066	$33,913	$738	$197,684	$2,804

Notes to Consolidated Financial Statements

Note 3. Investment Securities (Continued)

The Company believes that the unrealized losses in the table above are temporary. At December 31, 2005, all of the unrealized losses in the securities portfolio were comprised of investment grade municipalities, private label securities rated "AAA" by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. Individual securities in an unrealized loss position were 5.5% or less of their respective amortized cost basis. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Sales of investment securities resulted in the following realized gains and losses:

Year Ended December 31
(In thousands)	2005	2004	2003
Proceeds from sales	$203,942	$182,662	$70,445
Realized gains (losses):
Securities gains	1,785	2,721	2,228
Securities losses	-	(260)	(38)
Net gain on sales of securities	$1,785	$2,461	$2,190

Certain securities with a carrying value of $789.4 million and $530.8 million at December 31, 2005 and 2004 respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Note 4. Loans

Information regarding the Company's loan portfolio follows:

December 31
(In thousands)	2005	2004
Commercial:
Commercial and industrial	$28,314	$32,632
Real estate construction	360,999	224,643
Commercial real estate mortgages	1,308,557	1,318,017
Total commercial loans	1,697,870	1,575,292
Residential real estate mortgages	2,193,128	2,152,720
Installment loans	737,260	735,963
Total loans, net of unearned income	$4,628,258	$4,463,975

A geographic concentration exists within the Company's loan portfolio since most portfolio lending activity is conducted in Michigan and Ohio. At December 31, 2005, approximately 79% of outstanding portfolio loans were concentrated in Michigan and 14% were in Ohio. At December 31, 2005, there were no aggregate loan concentrations of 10% or more of total portfolio loans in any particular industry.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses and Impaired Loans

An analysis of changes in the allowance for loan losses follows:

Year Ended December 31
(In thousands)	2005	2004	2003

Balance at beginning of year	$41,818	$40,271	$36,077
Loans charged off	(7,463)	(7,105)	(9,523)
Recoveries on loans previously charged off	1,967	2,969	1,717
Net loans charged off	(5,496)	(4,136)	(7,806)
Provision for loan losses	5,800	8,500	12,000
Reclassification of allowance for loan losses
on unfunded loan commitments(1)	-	(2,817)	-
Balance at end of year	$42,122	$41,818	$40,271

Amount of balance at end of year:
Related to impaired loans	$5,332	$5,672	$-
Related to all other loans	$36,790	$36,146	$40,271

(1)
During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expenses and other liabilities”.

Non-performing loans totaled $48.8 million, $29.3 million and $39.7 million at December 31, 2005, 2004 and 2003, respectively. For loans classified as non-performing at December 31, 2005, the contractual interest due and actual interest recognized on those loans during 2005 was $3.1 million and $1.5 million, respectively.

SFAS 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment. At December 31, 2004, all commercial and residential real estate potential problem loans, classified as watch and substandard, and all commercial and residential real estate non-accrual and restructured loans were reviewed for impairment. During 2005, the Company discontinued the evaluation of watch, substandard and non-accrual residential real estate loans, which totaled $26.7 million and $17.9 million at December 31, 2005 and 2004, respectively, due to their homogenous nature and discontinued the evaluation of watch and substandard commercial loans, which totaled $43.1 million and $24.2 million at December 31, 2005 and 2004, respectively, to better conform with industry practice. At December 31, 2003, all non-accrual and restructured commercial loans were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

December 31
(In thousands)	2005	2004	2003

Average recorded investment in impaired loans for the year	$20,280	$26,791	$20,867

Gross recorded investment in impaired loans (year-end)	$27,344	$59,840	$27,666
Impaired loans requiring a specific allocated allowance	21,625	41,001	-
Specific impairment allowance	5,332	5,672	-

Interest income recognized on impaired loans	$-	$199	$-

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

Notes to Consolidated Financial Statements

Note 6. Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at December 31, 2005 and 2004. The Company earned an average dividend on the FHLB stock of 4.29% and 4.51% during 2005 and 2004, respectively.

Note 7. Premises and Equipment

Premises and equipment consisted of the following:

December 31
(In thousands)	2005	2004
Land	$4,805	$3,951
Furniture, fixtures and equipment	55,568	53,020
Buildings and improvements	33,347	31,430
	93,720	88,401
Less accumulated amortization and depreciation	(67,134)	(61,908)
Premises and equipment	$26,586	$26,493

Depreciation and amortization expense of premises and equipment totaled $5,684, $6,224 and $6,142 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases certain office facilities under lease agreements that expire at various dates. In some cases, these leases offer renewal options and require that the Company pay for insurance, maintenance and taxes. Rental expense under all operating leases charged to operations during the years ended December 31, 2005, 2004 and 2003 totaled $5.0 million, $4.9 million and $5.4 million, respectively.

As of December 31, 2005, the future aggregate minimum lease payments required under noncancellable operating leases are as follows:

Year Ending	Operating
(In thousands)	Lease Payments

2006	$4,986
2007	4,228
2008	3,307
2009	2,198
2010	1,256
2011 and thereafter	2,726
Total minimum lease payments required	$18,701

Note 8. Intangible Assets

Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill. The goodwill balance at December 31, 2005 and 2004 was $1.2 million.

The following table summarized the Company's core deposit intangible asset which is subject to amortization:

December 31,
(In thousands)	2005	2004
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	7,880	6,894
Net book value	$3,003	$3,989

Notes to Consolidated Financial Statements

Note 8. Intangible Assets (Continued)

Amortization expense on the core deposit intangible asset totaled $986,000, $997,000 and $990,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the future core deposit intangible amortization expense is as follows:

Year Ending	Amortization
(In thousands)	Expense

2006	$861
2007	868
2008	690
2009	156
2010	156
2011 and thereafter	272
Total amortization required	$3,003

Note 9. Bank Owned Life Insurance

On July 31, 2002, Republic Bank purchased $85 million of separate account bank owned life insurance to fund future employee benefit costs. During 2003, the Company added $16.5 million to the Non-Modified Endowment Contract policy portion of the bank owned life insurance. The Non-Modified Endowment Contract policy allows for additional investments in each of the next three years without increasing the face amount of the insurance policy or requiring the participation of more employees. There were no additions to the Non-Modified Endowment Contract policy during 2005 or 2004. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

Note 10. Short-Term Borrowings

Short-term borrowings were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(In thousands)	Balance	At Year-End	Balance	During Year	Balance

December 31, 2005
Federal funds purchased	$472,000	4.31%	$457,625	3.41%	$519,000
Security repurchase agreements	237,300	3.17	268,056	3.11	381,069
Total short-term borrowings	$709,300	3.93%	$725,681	3.30%	$900,069

December 31, 2004
Federal funds purchased	$365,000	2.37%	$348,555	1.47%	$389,000
Security repurchase agreements	173,300	1.32	213,880	1.04	268,155
Other short-term borrowings	-	-	266	0.91	541
Total short-term borrowings	$538,300	2.03%	$562,701	1.31%	$657,696

Federal funds purchased mature within one day following the transaction date. At December 31, 2005, Republic Bank had $109.5 million of unused lines of credit available with third parties for federal funds purchased. Short-term security repurchase agreements are secured by certain securities with a carrying value of $249.2 million at December 31, 2005. Other short-term borrowings outstanding during 2004 were comprised of treasury, tax and loan demand notes.

At December 31, 2005, the Company maintained a $15 million revolving credit agreement with a third party with a floating interest rate based on LIBOR. There were no advances outstanding under the agreement at December 31, 2005 or 2004. The agreement expires on December 25, 2006.

Notes to Consolidated Financial Statements

Note 11. Short-Term FHLB Advances

Short-term FHLB advances were as follows:

		Average		Average	Maximum
	Ending	Rate	Average	Rate	Month-End
(In thousands)	Balance	At Year-End	Balance	During Year	Balance

December 31, 2005
Short-term FHLB advances	$218,000	4.21%	$234,930	3.40%	$362,500

December 31, 2004
Short-term FHLB advances	$215,000	2.25%	$289,301	1.62%	$431,000

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $339.1 million available in unused borrowings with the FHLB at December 31, 2005.

Note 12. Long-Term FHLB Advances And Security Repurchase Agreements

Long-term FHLB advances and security repurchase agreements outstanding as of December 31, 2005 and 2004 are presented below. Classifications are based on original maturities.

December 31	2005		2004
		Average		Average
	Ending	Rate at	Ending	Rate at
(In thousands)	Balance	Year-End	Balance	Year-End

Long-term FHLB advances:
Bullet advances	$226,748	3.77%	$368,774	3.80%
Putable advances	750,000	4.85	680,000	5.75
Total long-term FHLB advances	976,748	4.59	1,048,774	5.07
Long-term security repurchase agreements	512,684	3.10	342,104	2.68
Total long-term FHLB advances and
security repurchase agreements	$1,489,432	4.08%	$1,390,878	4.48%

During the quarter ended September 30, 2005, the Company refinanced $640 million of long-term putable FHLB advances which had the effect of modifying the terms and interest rates of these advances. The weighted average interest rate paid was reduced by 77 basis points, the average maturity was extended five years and the counterparty put option average is 3.7 years. The change in terms of the refinancings were deemed not to be substantially different and no fees were paid by the Company for the modifications.

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $539.2 million.

Notes to Consolidated Financial Statements

Note 12. Long-Term FHLB Advances And Security Repurchase Agreements (Continued)

The principal maturities of long-term FHLB advances and security repurchase agreements outstanding at December 31, 2005 are as follows:

(In thousands)	Amount
2006	$187,239
2007	206,944
2008	130,463
2009	55,561
2010	30,000
2011 and thereafter	879,225
Total	$1,489,432

Note 13. Long-Term Debt

Long-term debt consists of the following:

December 31
(In thousands)	2005	2004
Subordinated notes, interest at 8.60% payable
quarterly, maturing 2031	$50,000	$50,000

In October 2001, Republic Capital Trust I (Trust), a Delaware business trust and then newly-formed subsidiary of the Company, issued $50 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031, however, the Company has the option to redeem the securities at par any time on or after December 31, 2006, subject to regulatory approval. The preferred securities trade on The NASDAQ National Market® under the symbol RBNCP. The Company used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock. The Trust relies solely on the interest payments made by the Company on the subordinated debentures issued by the Company to the Trust. During 2005, 2004 and 2003, Republic Capital Trust I utilized the interest received by the Company and declared and paid preferred dividends totaling $4.3 million annually.

Note 14. Shareholders' Equity

On October 20, 2005, the Board of Directors declared a 10% stock dividend distributed on December 2, 2005 to shareholders of record on November 4, 2005. On October 21, 2004, the Board of Directors declared a 10% stock dividend distributed on December 3, 2004 to shareholders of record on November 5, 2004. On October 16, 2003, the Board of Directors declared a 10% stock dividend distributed on December 1, 2003 to shareholders of record on November 7, 2003. Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

The Company repurchased 3,037,500, 527,500, and 1,160,000 shares of common stock in 2005, 2004 and 2003, respectively. On July 17, 2003, the Board of Directors approved the 2003 Stock Repurchase Program authorizing the repurchase of up to 2,420,000 shares. As of December 31, 2005, the 2003 Stock Repurchase Program has been completed. On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. The 2005 Stock Repurchase Program commenced at the conclusion of the 2003 Stock Repurchase Program. There were 1,062,852 shares available for repurchase at December 31, 2005 under this program.

Notes to Consolidated Financial Statements

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31
(Dollars in thousands, except per share data)	2005(1)	2004(1)	2003(1)

Numerator for basic and diluted earnings per share:

Net income	$69,181	$66,684	$60,726

Denominator:
Denominator for basic earnings per share-
weighted-average shares	76,248,953	77,420,021	76,566,472

Effect of dilutive securities:
Employee stock options	766,839	907,665	998,506
Warrants	58,624	72,833	82,704
Dilutive potential common shares	825,463	980,498	1,081,210

Denominator for diluted earnings per share-
adjusted weighted-average shares for
assumed conversions	77,074,416	78,400,519	77,647,682

Basic earnings per share	$.91	$.86	$.79

Diluted earnings per share	$.90	$.85	$.78

(1)	Share amounts for all periods presented have been adjusted to reflect the issuance of stock dividends.

Note 16. Stock-Based Compensation

The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors. See Note 1 for the Company's accounting policies relating to stock-based compensation.

Stock Options

The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company's shareholders and adopted effective February 19, 1998, and was amended April 26, 2000, authorizes the issuance of up to 4,207,456 options to purchase common shares at exercise prices equal to the market value of the Company's common stock on the date of grant. Of the 4,207,456 options to purchase common shares under the 1998 Stock Option Plan, up to 1,948,717 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company's shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At December 31, 2005 and 2004, options available for future grant under the 1998 Stock Option Plan totaled 1,106,021 and 1,087,436, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 451,066 and 450,483 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

The following table presents stock option activity for the years indicated:

Year Ended December 31	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,744,337	$6.82	3,513,202	$6.64	5,099,083	$6.49
Granted	4,644	12.61	4,495	11.08	8,814	9.97
Exercised	(358,643)	5.32	(719,969)	5.90	(1,507,667)	6.08
Canceled	(22,866)	7.54	(53,391)	7.54	(87,028)	7.66
Outstanding at end of year	2,367,472	$7.05	2,744,337	$6.82	3,513,202	$6.64

Additional information regarding stock options outstanding and exercisable at December 31, 2005 is provided in the following table:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Of Shares	Contractual	Exercise	Of Shares	Exercise
Range of Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price

$ 3.395	-	$ 5.786	296,963	2.27	$4.864	296,963	$4.864
$ 5.997	-	$ 6.280	392,770	3.59	6.167	392,770	6.167
$ 6.286	-	$ 6.415	252,631	3.20	6.365	252,631	6.365
$ 6.607	-	$ 7.800	373,912	2.14	7.500	373,912	7.500
$ 7.801	-	$ 7.801	119,694	5.16	7.801	119,694	7.801
$ 7.839	-	$ 7.839	362,301	5.13	7.839	362,301	7.839
$ 7.851	-	$ 7.903	136,814	2.38	7.903	136,814	7.903
$ 8.141	-	$ 8.141	411,602	6.14	8.141	299,813	8.141
$ 8.358	-	$11.075	17,275	6.72	9.545	11,777	9.268
$12.609	-	$12.609	3,510	9.41	12.609	-	-

$ 3.395	-	$12.609	2,367,472	3.87	$7.051	2,246,675	$6.981

At December 31, 2005, 2004 and 2003, options for 2,246,675, 2,393,807 and 2,642,992 shares of common stock, respectively, were exercisable.

Voluntary Management Stock Accumulation Program

Under the Voluntary Management Stock Accumulation Program, which was approved by the Company’s shareholders, the Company offers to officers and key employees the right to acquire shares of the Company's common stock at fair market value; and if shares are so acquired under the Program, the officer or key employee is granted two tandem stock options, exercisable at the current fair market value, for every one share purchased. This Program authorizes up to 243,590 common shares per year for sale as program shares, subject to an overall maximum of 974,359 shares while the Program is in effect. Consequently, an annual maximum of 487,180 common shares is authorized for tandem stock options (subject to an overall maximum of 1,948,717 stock option shares issued from the 1998 Stock Option Plan). The participant's purchased shares may not be sold, transferred, encumbered or otherwise disposed of for a three year period so long as employed by the Company. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest and are exercisable only after the lapsing of the third anniversary of the option grant date. All options have a maximum contractual life of ten years from the date of grant. Common shares and tandem stock options available for future grant totaled 299,185 and 598,370, respectively at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (Continued)

Stock Warrants

The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company's common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. At December 31, 2005, 190,431 warrants were outstanding with exercise prices ranging from $3.90 to $9.97. In 2005, 2004 and 2003, in lieu of warrants, an annual retainer payable in common stock was issued to each director of $15,000, $15,000 and $10,000, respectively.

Incentive Stock Plan

The Company's Incentive Stock Plan, which was approved by the Company's shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At December 31, 2005, the maximum number of authorized shares allowed for grant totaled 3,748,817. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of December 31, 2005 and 2004, 795,998 and 579,525 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income. Compensation expense for restricted stock totaled $3.3 million in 2005, $2.4 million in 2004 and $1.9 million in 2003. The unamortized portion of restricted stock is included as a component of shareholders' equity in the consolidated balance sheets. In 2005, 409,699 restricted shares were issued, compared to 386,142 in 2004 and 357,330 in 2003. The weighted average grant-date fair value of restricted shares issued in 2005, 2004 and 2003 was $13.18, $11.35 and $9.24, respectively.

Stock-Based Compensation Plan Summary Information

The following table presents all stock-based compensation plans that were previously approved by security holders at December 31, 2005:

	(a)	(b)	(c)
	Number of		Number of securities
	Securities to be		remaining available
	Issued Upon		for future issuance under
	Exercise of	Weighted-Average	equity compensation
	Outstanding	Exercise Price of	plans (excluding
	Options and	Options and	securities reflected
Compensation Plan	Warrants	Warrants	in column (a)(1)
Equity compensation plans approved by
security holders	2,557,903	$7.04	4,795,012
Equity compensation plans not approved by
security holders	-	-	-
Total	2,557,903	$7.04	4,795,012

(1)
Of the equity securities listed in this column, 2,952,819 are shares issuable under the Incentive Stock Plan, 285,106 are warrants and shares issuable under the Director Compensation Plan, 1,106,021 are options issuable under the 1998 Stock Option Plan (which includes 598,370 options issuable under the Voluntary Management Stock Accumulation Program), and 451,066 are options issuable under the 1997 Stock Option Plan. The number of shares available for issuance under the Incentive Stock Plan is based on a formula and at any time is equal to 5% of the issued and outstanding stock of Republic.

Notes to Consolidated Financial Statements

Note 17. Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. The employer contributions to this defined contribution plan are determined annually by the Board of Directors. Contribution expenses for the 401(k) plan, including forfeitures, for the years ended December 31, 2005, 2004 and 2003 totaled $1.1 million, $1.0 million and $1.9 million, respectively.

Note 18. Other Noninterest Expense

The two largest components of other noninterest expense were as follows:

Year Ended December 31
(In thousands)	2005	2004	2003

Voice and data communications	$2,217	$2,871	$2,799
State taxes	1,609	1,717	3,573

Note 19. Income Taxes

The current and deferred components of the provision for Federal income tax expense for the years ended December 31, 2005, 2004, and 2003 were as follows.

(In thousands)	2005	2004	2003
Current income tax expense	$31,651	$30,978	$27,211
Deferred income tax benefit	(2,553)	(3,068)	(1,315)
Total income tax expense	$29,098	$27,910	$25,896

A deferred tax asset or liability is recognized to reflect the net tax effects of temporary differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant temporary differences that gave rise to the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005		2004
	Deferred		Deferred
(In thousands)	Asset	Liability	Asset	Liability

Allowance for loan losses	$14,357	$-	$14,250	$-
Originated mortgage servicing rights	-	126	-	1,059
Deferred loan origination fees and costs, net	-	7,998	-	8,636
Deferred compensation contributions and gains	5,181	-	4,398	-
Restricted stock amortization	1,619	-	1,006	-
Depreciation/amortization	-	1,126	-	769
Stock dividends on FHLB stock	-	1,894	-	1,886
Unrealized loss on securities available for sale	5,524	-	1,194	-
Unfunded commitment reserve	750	-	986	-
Other temporary differences	1,070	284	987	281
Total deferred taxes	$28,501	$11,428	$22,821	$12,631

Notes to Consolidated Financial Statements

Note 19. Income Taxes (Continued)

Items causing differences between the statutory tax rate and the effective tax rate are summarized as follows:

Year ended December 31	2005		2004		2003
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Statutory tax rate	$34,398	35.0%	$33,108	35.0%	$30,318	35.0%
Net tax exempt interest income	(2,367)	(2.4)	(2,668)	(2.8)	(2,171)	(2.5)
Bank owned life insurance income	(1,473)	(1.5)	(1,627)	(1.7)	(1,932)	(2.2)
Other, net	(1,460)	(1.5)	(903)	(1.0)	(319)	(.4)
Provision for income taxes	$29,098	29.6%	$27,910	29.5%	$25,896	29.9%

Note 20. Legal Proceedings

The Company’s subsidiary is a party to litigation and claims arising in the normal course of its activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the aggregate liability, if any, resulting from such matters would not have a material adverse effect on the Company's consolidated financial condition.

Note 21. Transactions With Related Parties

The Company has no material related party transactions which would require disclosure. Republic Bank has, in the normal course of business and in accordance with applicable regulations, made loans to certain directors and executive officers and to entities in which certain directors and executive officers have an interest. Other transactions with related parties include noninterest-bearing and interest-bearing deposits. In the opinion of management, such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

Note 22. Segment Information

The Company's operations are managed as three major business segments: (1) commercial banking (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering function. Deposits and consumer loan products are offered through 81 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production and mortgage loan servicing for others. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources, operation costs and any corporate debt.

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

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

The following table presents the financial results of each business segment for the last three years.

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2005
Net interest income from external customers	$108,126	$(29,409)	$13,380	$61,939	$154,036
Internal funding	(45,117)	133,560	(6,855)	(81,588)	-
Net interest income	63,009	104,151	6,525	(19,649)	154,036
Provision for loan losses	4,481	847	449	23	5,800
Noninterest income	3,913	12,895	19,120	7,376	43,304
Noninterest expense	12,074	32,393	19,223	29,571	93,261
Income before taxes	50,367	83,806	5,973	(41,867)	98,279
Income taxes	17,628	29,332	2,091	(19,953)	29,098
Net income	$32,739	$54,474	$3,882	$(21,914)	$69,181
Depreciation and amortization	$100	$2,907	$1,849	$6,122	$10,978
Capital expenditures	$19	$4,116	$110	$1,778	$6,023
Net identifiable assets (in millions)	$1,680	$2,861	$202	$1,339	$6,082
Return on equity(1)	20.17%	39.32%	31.77%	n/m	16.90%
Return on assets	2.02%	1.87%	1.59%	n/m	1.15%
Efficiency ratio	18.04%	27.68%	74.96%	n/m	46.85%

For the Year Ended December 31, 2004
Net interest income from external customers	$87,284	$(24,694)	$14,917	$72,343	$149,850
Internal funding	(34,597)	123,738	(7,053)	(82,088)	-
Net interest income	52,687	99,044	7,864	(9,745)	149,850
Provision for loan losses	3,174	1,521	273	3,532	8,500
Noninterest income	5,364	11,859	23,165	6,931	47,319
Noninterest expense	10,469	32,233	21,184	30,189	94,075
Income before taxes	44,408	77,149	9,572	(36,535)	94,594
Income taxes	15,543	27,002	3,350	(17,985)	27,910
Net income	$28,865	$50,147	$6,222	$(18,550)	$66,684
Depreciation and amortization	$120	$2,923	$1,792	$5,250	$10,085
Capital expenditures	$106	$2,927	$580	$2,185	$5,798
Net identifiable assets (in millions)	$1,556	$2,917	$263	$978	$5,714
Return on equity(1)	18.90%	37.09%	44.48%	n/m	17.03%
Return on assets	1.89%	1.77%	2.22%	n/m	1.18%
Efficiency ratio	18.03%	29.06%	68.27%	n/m	47.34%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- Not meaningful

Notes to Consolidated Financial Statements

Note 22. Segment Information (Continued)

				Treasury
(In thousands)	Commercial	Retail	Mortgage	and Other	Consolidated
For the Year Ended December 31, 2003
Net interest income from external customers	$88,046	$(30,325)	$29,702	$55,074	$142,497
Internal funding	(35,097)	133,507	(13,086)	(85,324)	-
Net interest income	52,949	103,182	16,616	(30,250)	142,497
Provision for loan losses	9,428	1,576	273	723	12,000
Noninterest income	1,026	11,977	51,914	(4,138)	60,779
Noninterest expense	10,201	31,558	29,085	33,810	104,654
Operating income before taxes	34,346	82,025	39,172	(68,921)	86,622
Income taxes	12,254	29,265	13,710	(29,333)	25,896
Net operating income	$22,092	$52,760	$25,462	$(39,588)	$60,726
Depreciation and amortization	$121	$2,974	$2,273	$4,749	$10,117
Capital expenditures	$84	$2,290	$506	$2,666	$5,546
Net identifiable assets (in millions)	$1,503	$2,743	$322	$786	$5,354
Return on equity(1)	15.13%	39.93%	91.95%	n/m	17.33%
Return on assets	1.51%	1.90%	4.59%	n/m	1.23%
Efficiency ratio	18.90%	27.40%	42.44%	n/m	51.23%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	- Not meaningful

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

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company's loan review and approval procedures and credit policies.   Based upon management's credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During the fourth quarter of 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probably credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $2.1 million and $2.8 million at December 31, 2005 and 2004, respectively. Deferred revenue for standby letters of credit was $342,000 and $367,000 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Note 23. Off-Balance Sheet Transactions (Continued)

The following table presents the contractual amounts of the Company's off-balance sheet financial instruments outstanding at December 31, 2005 and 2004:

December 31
(In thousands)	2005	2004

Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$201,846	$254,374
Commitments to fund commercial real estate construction loans and lines of credit	375,054	279,345
Commitements to fund the pipeline of commercial real estate loans	225,878	111,018
Other unused commitments to extend credit	418,158	422,652
Standby letters of credit	125,338	110,291

Note 24. Hedging Activities

Mortgage Banking

The Company implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not intended, or do not qualify, for special hedge accounting pursuant to SFAS 133 are adjusted to fair value through income. If the derivative qualifies for special hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

For the years ended December 31, 2005 and 2004, the Company’s hedging program utilized mandatory forward commitments to hedge the change in value of mortgage loans held for sale. For the year ended December 31, 2004, the Company’s hedging program using mandatory forward commitments, as they relate to mortgage loans held for sale, was considered highly effective, and therefore, the Company applied special hedge accounting whereby the change in value of the forward commitments offset the change in value of the loans being hedged. The net impact to mortgage banking income related to hedge ineffectiveness for 2004 was an expense of $46,000. At December 31, 2005, the Company discontinued the application of special hedge accounting and accordingly recorded the mortgage loans held for sale at the lower of cost or market at year-end. The net impact to mortgage banking income for 2005 was an expense of $37,000.

At December 31, 2005, the Company had outstanding $28.4 million of commitments to fund residential real estate loan applications with agreed-upon rates ("Interest Rate Lock Commitments" or "IRLCs"). IRLCs subject the Company to market risk due to fluctuations in interest rates.

At December 31, 2005, the Company had outstanding mandatory forward commitments to sell $66.0 million of residential mortgage loans. These mandatory forward commitments were utilized to offset the change in the value of $37.8 million of mortgage loans held for sale and $28.2 million of IRLCs. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2006 without producing any material gains or losses.

At December 31, 2004, outstanding forward commitments to sell mortgage loans totaled $141.5 million. These mandatory forward commitments covered $98.5 million of the mortgage loans held for sale balance and $43.0 million covered IRLCs. The Company had $46.2 million of IRLCs outstanding at December 31, 2004.

IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, IRLCs and the associated mandatory forward commitments are recorded at fair value under SFAS 133. Gains and losses on mortgage banking related derivative instruments are included in mortgage banking income on the income statement. The fair value of the IRLCs was a gain of $34,000 and $245,000 at December 31, 2005 and 2004, respectively. The fair value of the associated mandatory forward commitments was a loss of $33,000 and $228,000 at December 31, 2005 and 2004, respectively. The Company does not enter into derivative transactions for purely speculative purposes.

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

The interest rate swaps are designated as fair value type hedges. As required by SFAS 133, all interest rate derivatives are recorded at fair value as other assets or liabilities on the balance sheet. The hedging relationship involving the interest-bearing liabilities and the interest rate swaps meet the conditions of SFAS 133 to assume no ineffectiveness in the hedging relationship. As a result, changes in the fair value of the interest rate swaps and the interest-bearing instruments offset with no impact on income.

Interest expense on interest rate swaps used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the designated hedged exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, liabilities carried at historical cost, with interest recorded on an accrual basis.

The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at December 31, 2005 are summarized as follows:

	Year of Maturity
(In thousands)	2005	2006	2007	2008	Total
Receive fixed/pay floating swaps: (1)
Notional amount	$-	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	-	(937)	(1,306)	(2,243)
Weighted average:
Receive rate	-%	-%	2.92%	3.24%	3.08%
Pay rate	-	-	3.92%	4.55%	4.24%

(1)	Variable interest rates, which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

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

Federal Funds Purchased and Other Short-term Borrowings:
Fair value approximates the carrying value since the majority of these instruments were entered into at or near December 31, 2005 and 2004. The carrying amount is a reasonable estimate of fair value of other short-term borrowings as these financial instruments are tied to floating rate indices such as prime and LIBOR, and reprice frequently.

Notes to Consolidated Financial Statements

Note 25.   Estimated Fair Value of Financial Instruments (Continued)

Short-Term FHLB Advances:
The carrying amount is a reasonable estimate of fair value since the majority of these instruments were entered into at or near December 31, 2005 and 2004 or these financial instruments are tied to floating rate indices such as LIBOR, and reprice frequently.

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

Hedging Instruments:
The Company's commitments to fund residential real estate loan applications with agreed-upon interest rates and forward commitments to sell residential real estate loans may result in a gain or loss upon the sale of the funded residential real estate loans. The aggregated fair value of these off-balance sheet financial instruments at December 31, 2005 and 2004, which are based on quoted market prices, are discussed in Note 24.

The following table presents the estimated fair values of the Company's financial instruments:

December 31	2005		2004
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$52,527	$52,527	$53,671	$53,671
Mortgage loans held for sale	38,259	38,440	105,318	105,440
Securities available for sale	861,623	861,623	620,794	620,794
Securities held to maturity	227,262	220,045	222,757	220,080
Loans, net of the allowance for loan losses	4,586,136	4,547,004	4,422,157	4,425,518
Federal Home Loan Bank stock	80,525	80,525	80,511	80,511

Liabilities:
Noninterest-bearing deposits	284,932	284,932	274,747	274,747
NOW, savings and money market accounts	1,159,283	1,159,283	1,307,228	1,307,228
Certificates of deposit maturing in:
Six months or less	922,776	924,192	382,383	382,782
Over six months to one year	267,395	267,742	137,163	137,171
Over one year to three years	371,545	371,661	484,782	490,421
Over three years	137,012	138,948	459,908	480,268
Total certificates of deposit	1,698,728	1,702,543	1,464,236	1,490,642
Total deposits	3,142,943	3,146,758	3,046,211	3,072,617
Federal funds purchased and other
short-term borrowings	709,300	709,300	538,300	538,300
Short-term FHLB advances	218,000	218,000	215,000	215,000
Long-term FHLB advances and security
repurchase agreements	1,489,432	1,501,828	1,390,878	1,451,716
Long-term debt	50,000	50,310	50,000	50,306

Notes to Consolidated Financial Statements

Note 26. Regulatory Matters

Republic Bank is required by law to maintain average cash reserve balances with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2005, these reserves totaled $4.0 million. At December 31, 2004, the reserves totaled $4.9 million.

The principal source of cash flows for the parent company is dividends from Republic Bank. Banking regulations limit the amount of dividends a state chartered financial institution may declare to the parent company in any calendar year. On December 31, 2005, $175.0 million was available for payment of dividends.

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

Management believes, as of December 31, 2005, that the Company met all capital adequacy requirements to which it is subject. In addition, Republic Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

Republic Bank is also required to maintain minimum net worth capital requirements with various governmental agencies as a result of its mortgage banking operations. The net worth requirements related to mortgage banking are governed by the Department of Housing and Urban Development. As of December 31, 2005, Republic Bank met its minimum net worth requirements.

As of December 31, 2005, the Federal Reserve Bank of Chicago considers the Company to be "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Notes to Consolidated Financial Statements

Note 26. Regulatory Matters (Continued)

Presented in the table below are the capital amounts and ratios for the Company and its bank subsidiary, Republic Bank, at December 31, 2005 and 2004, along with a comparison to the year-end capital amounts and ratios established by the regulators.

(In thousands)	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total capital (to risk weighted assets)(1):
Consolidated	$504,764	12.32%	$327,782	8.00%	$409,728	10.00%
Republic Bank	501,329	12.29	326,302	8.00	407,877	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$460,499	11.24%	$163,891	4.00%	$245,837	6.00%
Republic Bank	457,064	11.21	163,151	4.00	244,726	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$460,499	7.57%	$182,572	3.00%	$304,287	5.00%
Republic Bank	457,064	7.53	181,994	3.00	303,324	5.00

As of December 31, 2004
Total capital (to risk weighted assets)(1):
Consolidated	$498,469	12.96%	$307,703	8.00%	$384,629	10.00%
Republic Bank	479,719	12.53	306,294	8.00	382,868	10.00
Tier 1 capital (to risk weighted assets)(1):
Consolidated	$456,651	11.87%	$153,852	4.00%	$230,778	6.00%
Republic Bank	437,901	11.44	153,147	4.00	229,721	6.00
Tier 1 capital (to average assets)(1):
Consolidated	$456,651	7.94%	$172,551	3.00%	$287,585	5.00%
Republic Bank	437,901	7.64	172,038	3.00	286,731	5.00

(1)	As defined in the regulations

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information

The condensed financial statements of Republic Bancorp Inc. (Parent Company only) are as follows:

Parent Company Only Balance Sheets
December 31 (In thousands)	2005	2004

Assets:
Cash and due from banks	$76	$84
Interest earning deposits	15,640	30,398
Cash and cash equivalents	15,716	30,482
Investment in subsidiaries	452,131	441,996
Notes and advances receivable from subsidiary	-	96
Furniture and equipment	58	54
Other assets	17,715	16,888
Total assets	$485,620	$489,516

Liabilities and Shareholders' Equity:
Accrued expenses and other liabilities	$29,615	$28,332
Subordinated debentures	51,546	51,546
Total liabilities	81,161	79,878
Total shareholders' equity	404,459	409,638
Total liabilities and shareholders' equity	$485,620	$489,516

Parent Company Only Income Statements
Year Ended December 31 (In thousands)	2005	2004	2003

Interest income	$50	$84	$79
Dividends from subsidiary	54,700	35,000	31,000
Management fee from subsidiary	5,300	5,000	5,000
Total income	60,050	40,084	36,079

Interest expense	4,433	4,433	4,472
Salaries and employee benefits	6,289	6,127	5,365
Other expenses	2,352	1,575	3,838
Total expenses	13,074	12,135	13,675
Income before income taxes and excess
of undistributed earnings of
subsidiary over dividends	46,976	27,949	22,404
Income tax credit	(3,896)	(2,839)	(3,293)
Income before excess of undistributed earnings
of subsidiary over dividends	50,872	30,788	25,697
Excess of undistributed earnings of
subsidiary over dividends	18,309	35,896	35,029
Net income	$69,181	$66,684	$60,726

Notes to Consolidated Financial Statements

Note 27. Parent Company Financial Information (Continued)

Parent Company Only Statements of Cash Flows
Year Ended December 31 (In thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$69,181	$66,684	$60,726
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,614	1,239	960
Excess of undistributed earnings of
subsidiary over dividends	(18,309)	(35,896)	(35,029)
Increase in other assets	(1,892)	(1,996)	(2,182)
Increase (decrease) in other liabilities	759	(776)	4,391
Other, net	(790)	(540)	(36)
Total adjustments	(18,618)	(37,969)	(31,896)
Net cash provided by operating activities	50,563	28,715	28,830

Cash Flows from Investing Activities:
Premises and equipment expenditures	(21)	-	-
Net cash used in investing activities	(21)	-	-

Cash Flows from Financing Activities:
Repayment of long-term debt	-	-	(13,500)
Net proceeds from issuance of common shares	7,798	9,367	12,970
Repurchase of common shares	(42,420)	(7,883)	(15,022)
Dividends paid on common shares	(30,686)	(26,405)	(20,159)
Net cash used in financing activities	(65,308)	(24,921)	(35,711)

Net increase (decrease) in cash and cash equivalents	(14,766)	3,794	(6,881)
Cash and cash equivalents at beginning of year	30,482	26,688	33,569
Cash and cash equivalents at end of year	$15,716	$30,482	$26,688

 Quarterly Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years 2005 and 2004:

					Full
(In thousands, except per share data)	1Q	2Q	3Q	4Q	Year

2005

Earnings Summary
Interest income	$75,841	$80,737	$83,351	$86,271	$326,200
Interest expense	37,513	41,986	45,271	47,394	172,164
Net interest income	38,328	38,751	38,080	38,877	154,036
Provision for loan losses	1,500	1,400	1,400	1,500	5,800
Mortgage banking income	5,825	3,232	4,760	4,856	18,673
Service charges	2,681	3,008	3,318	3,155	12,162
Gain on sale of securities	435	292	447	611	1,785
Gain on sale of SBA loans	392	561	628	889	2,470
Income from bank owned life insurance	1,013	1,080	1,083	1,033	4,209
Other noninterest income	692	713	775	1,825	4,005
Total noninterest expense	22,872	21,259	23,898	25,232	93,261
Income before taxes	24,994	24,978	23,793	24,514	98,279
Net income	17,307	17,475	17,222	17,177	69,181

Per Common Share
Basic earnings	$.22	$.23	$.23	$.23	$.91
Diluted earnings	.22	.23	.22	.23	.90
Cash dividends declared	.10	.10	.10	.11	.41

2004

Earnings Summary
Interest income	$67,819	$67,992	$72,291	$74,277	$282,379
Interest expense	31,940	31,795	33,591	35,203	132,529
Net interest income	35,879	36,197	38,700	39,074	149,850
Provision for loan losses	2,500	2,000	2,250	1,750	8,500
Mortgage banking income	5,174	6,566	4,558	6,441	22,739
Service charges	2,697	3,005	2,971	2,841	11,514
Gain on sale of securities	688	674	602	497	2,461
Gain on sale of SBA loans	521	665	1,400	1,230	3,816
Income from bank owned life insurance	1,303	1,180	1,070	1,095	4,648
Other noninterest income	431	428	248	1,034	2,141
Total noninterest expense	21,022	23,379	23,348	26,326	94,075
Income before taxes	23,171	23,336	23,951	24,136	94,594
Net income	16,299	16,368	17,213	16,804	66,684

Per Common Share
Basic earnings	$.21	$.21	$.22	$.22	$.86
Diluted earnings	.21	.21	.22	.21	.85
Cash dividends declared	.08	.08	.09	.10	.35

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

Internal Controls. See pages 36 and 37 for the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2006 annual meeting of shareholders entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers Of The Registrant

The following is a list of all the executive officers (5) of the Company as of December 31, 2005. All of these officers are elected annually by the Board of Directors. Each of the executive officers has served as an officer of the Company for more than five years. There are no family relationships among any of the executive officers.

Name	Age	Position	Officer Since

Jerry D. Campbell	65	Chairman of the Board	1985
Dana M. Cluckey	45	President and Chief Executive Officer	1986
Barry J. Eckhold	59	Executive Vice President and Chief Credit Officer	1991
Thomas F. Menacher, CPA	49	Executive Vice President, Treasurer, Chief Financial Officer and Corporate Secretary	1992
Debra A. Hanses, SPHR	40	Executive Vice President, Corporate Human Resources	1995

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other senior financial officers. The code of ethics is posted on the Company's website at www.republicbancorp.com under the Corporate Governance link in the Investor Relations section.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2006 annual meeting of shareholders entitled "Personnel and Compensation Committee Report" and "Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2006 annual meeting of shareholders entitled "Stock Ownership", "Certain Relationships and Related Transactions" and "Executive Officers--Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2006 annual meeting of shareholders entitled "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections of the Company's proxy statement for its 2006 annual meeting of shareholders entitled "Independent Public Accountants."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following financial statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

3.	Exhibits

	(3)(a)/(4)(a)	Third Restated Articles of Incorporation of Republic Bancorp Inc. (the "Company").*

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

(4)(d)	Fifth Amendment to Revolving Credit Agreement dated as of December 26, 2005, between the Company and U. S. Bank National Association. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2006.

                                REPUBLIC BANCORP INC.

By:	/s/ Dana M. Cluckey
Dana M. Cluckey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of March 2006.

Signature	Title	Date

/s/ Dana M. Cluckey	President and Chief Executive Officer	March 13, 2006
Dana M. Cluckey

/s/ Thomas F. Menacher	Executive Vice President, Treasurer	March 13, 2006
Thomas F. Menacher	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

DIRECTORS *

Jerry D. Campbell	Dennis J. Ibold	Dr. Isaac J. Powell
George J. Butvilas	Stanley A. Jacobson	William C. Rands, III
Richard J. Cramer Sr.	John J. Lennon	Dr. Jeoffrey K. Stross
Barry J. Eckhold	Kelly E. Miller	Steven E. Zack
Gary Hurand	Randolph P. Piper

* By: /s/ Thomas F. Menacher
Attorney in Fact for each director listed

Date: March 13, 2006