Form 10-Q
period 2006-03-31
REPUBLIC BANCORP INC
filed 2006-05-09
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2006:
Common Stock, $5 Par Value Per Share	74,588,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24 - 26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

SIGNATURE		28

Exhibits 31(a)-(b) -	Certifications of the Principal Executive Officer and Principal Financial Officer	29 - 30

Exhibits 32(a)-(b) -	Certifications of the Chief Executive Officer and Chief Financial Officer	31 - 32

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$47,505	$52,527
Mortgage loans held for sale	24,600	38,259
Securities available for sale, at market	926,912	861,623
Securities held to maturity, at cost	222,213	227,262
Loans, net of unearned income	4,746,970	4,628,258
Less allowance for loan losses	(42,342)	(42,122)
Net loans	4,704,628	4,586,136
Federal Home Loan Bank stock (at cost)	80,529	80,525
Premises and equipment	26,887	26,586
Bank owned life insurance	117,509	116,519
Other assets	92,887	92,329
Total assets	$6,243,670	$6,081,766

LIABILITIES
Noninterest-bearing deposits	$277,791	$284,932
Interest-bearing deposits:
NOW accounts	185,461	187,190
Savings and money market accounts	859,322	932,048
Retail certificates of deposit	1,153,593	1,102,188
Wholesale deposits	607,808	636,585
Total interest-bearing deposits	2,806,184	2,858,011
Total deposits	3,083,975	3,142,943
Federal funds purchased and other short-term borrowings	718,153	709,300
Short-term FHLB advances	375,000	218,000
Long-term FHLB advances and security repurchase agreements	1,547,071	1,489,432
Accrued expenses and other liabilities	62,984	67,632
Long-term debt	50,000	50,000
Total liabilities	5,837,183	5,677,307

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 100,000,000 shares authorized; 74,684,000 and 74,976,000 issued and outstanding, respectively	373,422	374,882
Capital surplus	34,841	36,721
Retained earnings	11,307	3,114
Accumulated other comprehensive loss	(13,083)	(10,258)
Total shareholders’ equity	406,487	404,459
Total liabilities and shareholders’ equity	$6,243,670	$6,081,766

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005
Interest Income:
Interest and fees on loans	$74,159	$64,464
Interest on investment securities and FHLB stock dividends	14,240	11,377
Total interest income	88,399	75,841

Interest Expense:
Deposits	21,362	15,188
Short-term borrowings	11,470	5,620
Long-term FHLB advances and security repurchase agreements	15,804	15,630
Long-term debt	1,075	1,075
Total interest expense	49,711	37,513
Net interest income	38,688	38,328
Provision for loan losses	1,400	1,500
Net interest income after provision for loan losses	37,288	36,828

Noninterest Income:
Mortgage banking income	1,835	5,825
Service charges	2,993	2,681
Gain on sale of securities	62	435
Gain on sale of SBA loans	548	392
Income from bank owned life insurance	979	1,013
Other noninterest income	862	692
Total noninterest income	7,279	11,038

Noninterest Expense:
Salaries and employee benefits	12,320	13,416
Occupancy expense of premises	2,691	2,701
Equipment expense	1,434	1,624
Other noninterest expense	4,527	5,131
Total noninterest expense	20,972	22,872
Income before income taxes	23,595	24,994
Provision for income taxes	7,178	7,687
Net Income	$16,417	$17,307

Basic earnings per share	$.22	$.22

Diluted earnings per share	$.22	$.22

Average common shares outstanding - diluted	75,552	78,322

Cash dividends declared per common share	$.11	$.10

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$16,417	$17,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,600	2,305
Stock-based compensation expense	386	518
Net gains on sale of securities available for sale	(62)	(435)
Net gains on sale of commercial and residential real estate loans	(548)	(2,483)
Proceeds from sale of mortgage loans held for sale	79,104	174,302
Origination of mortgage loans held for sale	(65,445)	(99,364)
Net increase in other assets	(1,624)	(8,635)
Net decrease in other liabilities	(3,937)	(603)
Other, net	221	38
Total adjustments	9,695	65,643
Net cash provided by operating activities	26,112	82,950

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	9,085	69,866
Proceeds from calls and principal payments of securities available for sale	17,386	33,897
Proceeds from principal payments of securities held to maturity	5,102	11,972
Purchases of securities available for sale	(96,183)	(330,709)
Purchases of securities held to maturity	-	(50,921)
Proceeds from sale of commercial and residential real estate loans	8,309	136,359
Net increase in loans made to customers	(126,094)	(158,778)
Purchases of premises and equipment	(1,543)	(645)
Net cash used in investing activities	(183,938)	(288,959)

Cash Flows From Financing Activities:
Net decrease in total deposits	(58,968)	(53,465)
Net increase in short-term borrowings	8,853	271,833
Net increase (decrease) in short-term FHLB advances	157,000	(45,000)
Proceeds from long-term FHLB advances and security repurchase agreements	113,583	62,250
Payments on long-term FHLB advances and security repurchase agreements	(55,690)	(19,371)
Net proceeds from issuance of common shares	432	5,994
Excess tax benefits of stock-based awards	210	-
Repurchase of common shares	(5,471)	(8,846)
Dividends paid on common shares	(7,145)	(6,617)
Net cash provided by financing activities	152,804	206,778

Net (decrease) increase in cash and cash equivalents	(5,022)	769
Cash and cash equivalents at beginning of period	52,527	53,671
Cash and cash equivalents at end of period	$47,505	$54,440

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 3 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the three months ended March 31, include:

(In thousands)	2006	2005
Cash paid during the period for:
Interest	$50,254	$37,383
Income taxes	$1,750	$250

Non-cash investing activities:
Loan charge-offs	$1,720	$1,700
Loans transferred to other real estate owned	$3,814	$3,195

Certain reclassifications have been made within the operating activities section of the consolidated statement of cash flows for the three months ended March 31, 2005 in order to conform to the 2006 presentation.

Note 4 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
(In thousands)	2006	2005

Net income	$16,417	$17,307

Unrealized holding losses on securities, net of tax (credit) of ($1,500) and ($4,036), respectively	(2,785)	(7,495)
Reclassification adjustment for gains included in net income, net of tax of $22 and $152, respectively	(40)	(283)
Net unrealized losses on securities, net of tax	(2,825)	(7,778)
Comprehensive income	$13,592	$9,529

Note 5 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(In thousands)	March 31, 2006	December 31, 2005
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	8,089	7,880
Net book value	$2,794	$3,003

Amortization expense on the core deposit intangible asset totaled $209,000 and $253,000 for the quarters ended March 31, 2006 and 2005, respectively. The Company expects core deposit intangible amortization expense to be $861,000, $868,000, $690,000, $156,000 and $156,000 for each of the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005(1)
Numerator for basic and diluted earnings per share:
Net income	$16,417	$17,307

Denominator for basic earnings per share - weighted-average shares	74,862	77,433
Effect of dilutive securities:
Stock options	638	824
Warrants	52	65
Dilutive potential common shares	690	889
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	75,552	78,322

Basic earnings per share	$.22	$.22
Diluted earnings per share	$.22	$.22

(1) Share amounts for period presented have been adjusted to reflect the issuance of stock dividends.

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

The following table presents the financial results of each business segment for the three months ended March 31, 2006 and 2005.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended March 31, 2006
Net interest income from external customers	$30,730	$(8,392)	$2,393	$13,957	$38,688
Internal funding	(13,335)	33,669	(1,398)	(18,936)	-
Net interest income	17,395	25,277	995	(4,979)	38,688
Provision for loan losses	686	100	95	519	1,400
Noninterest income	948	3,050	2,918	363	7,279
Noninterest expense	2,977	7,932	4,308	5,755	20,972
Income before taxes	14,680	20,295	(490)	(10,890)	23,595
Income taxes	5,138	7,103	(171)	(4,892)	7,178
Net income	$9,542	$13,192	$(319)	$(5,998)	$16,417

Depreciation and amortization	$18	$683	$316	$583	$1,600
Capital expenditures	$1	$1,387	$72	$83	$1,543
Net identifiable assets (in millions)	$1,735	$2,793	$170	$1,546	$6,244
Return on equity(1)	22.33%	39.58%	(14.17)%	n/m	16.01%
Return on assets	2.23%	1.88%	(0.71)%	n/m	1.07%
Efficiency ratio	16.23%	28.00%	110.09%	n/m	44.85%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended March 31, 2005
Net interest income from external customers	$24,226	$(6,200)	$3,221	$17,081	$38,328
Internal funding	(9,791)	31,696	(1,867)	(20,038)	-
Net interest income	14,435	25,496	1,354	(2,957)	38,328
Provision for loan losses	752	282	75	391	1,500
Noninterest income	705	2,787	5,055	2,491	11,038
Noninterest expense	2,940	8,001	4,921	7,010	22,872
Income before taxes	11,448	20,000	1,413	(7,867)	24,994
Income taxes	4,007	7,000	495	(3,815)	7,687
Net income	$7,441	$13,000	$918	$(4,052)	$17,307

Depreciation and amortization	$29	$742	$424	$1,110	$2,305
Capital expenditures	$19	$374	$19	$233	$645
Net identifiable assets (in millions)	$1,580	$2,889	$202	$1,253	$5,924
Return on equity(1)	18.98%	37.69%	30.51%	n/m	16.76%
Return on assets	1.90%	1.79%	1.53%	n/m	1.19%
Efficiency ratio	19.42%	28.29%	76.78%	n/m	45.96%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	— Not meaningful

Note 8 - Stock Based Compensation
The Company maintains various stock-based compensation plans that provide for its ability to grant stock options, stock warrants and restricted shares to selected employees and directors.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123, Accounting for Stock-Based Compensation. In accordance with the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method of accounting for stock options was applied prospectively to awards granted subsequent to January 1, 2003. Since 2003, the Company has generally awarded restricted stock in lieu of stock option grants. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)) utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Accordingly, prior periods were not restated to reflect the impact of adopting the new standard.

The Company utilizes a Black-Scholes option-pricing model to value options and warrants granted to employees and non-employee directors in accordance with SFAS 123 and SFAS 123(R). There have been no grants of warrants and no significant grants of options since 2002. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the vesting period, which is equivalent to the requisite service period. Upon retirement, employees forfeit any unvested awards.

The adoption of SFAS 123(R) did not have a significant impact on income before income taxes or net income for the three months ended March 31, 2006 and had no impact on basic or dilutive earnings per share.

The Company receives a tax deduction for certain stock option and stock warrant exercises during the period the options and warrants are exercised, generally for the excess of the price at which the options and warrants are sold over the exercise prices. The Company also receives an additional tax deduction for restricted stock that vests at a market price in excess of the price at the date of grant. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, the Company reported the tax benefits in excess of recognized compensation expense, which totaled $210,000, as financing cash flows on the consolidated statement of cash flows.

The Company has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3 (FSP-123(R)-3) “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding and fully or partially unvested upon adoption of SFAS No. 123(R).

The compensation cost that has been charged to expense for the Company’s stock-based compensation plans was $386,000 and $518,000 for the three months ended March 31, 2006 and 2005, respectively. Such expense is included in salaries and employee benefits on the consolidated statements of income. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $135,000 and $181,000 for the first quarters ended March 31, 2006 and 2005, respectively.

Note 8 - Stock Based Compensation (Continued)

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123(R) for all outstanding and unvested awards for the three months ended March 31, 2005.

Three Months Ended
March 31
(Dollars in thousands, except per share data)	2005

Net income (as reported)	$17,307
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	337
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)
Net income (pro forma)	$17,226

Basic earnings per share (as reported)	$.22
Basic earnings per share (pro forma)	.22

Diluted earnings per share (as reported)	$.22
Diluted earnings per share (pro forma)	.22

Stock Options

The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company’s shareholders and adopted effective February 19, 1998, and was amended April 26, 2000, authorizes the issuance of up to 4,207,456 options to purchase common shares at exercise prices equal to the market value of the Company’s common stock on the date of grant. Of the 4,207,456 options to purchase common shares under the 1998 Stock Option Plan, up to 1,948,717 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company’s shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At March 31, 2006 and December 31, 2005, options available for future grant under the 1998 Stock Option Plan totaled 1,110,153 and 1,106,021, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 451,066 at both March 31, 2006 and December 31, 2005.

The following table presents stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at January 1, 2006	2,367,472	$7.05
Granted	-	-
Exercised	(59,598)	4.96
Forfeited, cancelled and expired	(4,132)	8.25
Outstanding at March 31, 2006	2,303,742	$7.10	3.7	$11,375
Exercisable at March 31, 2006	2,296,387	$7.09	3.7	$11,367

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $428,000 and $672,000, respectively. Net cash proceeds from the exercise of stock options were $295,000 for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises was $147,000 for the same period. As of March 31, 2006, the unrecognized compensation cost related to unvested options outstanding was insignificant and the impact of forfeitures on both the expense recognized and the remaining unrecognized expense is insignificant.

Note 8 - Stock Based Compensation (Continued)

Stock Warrants

    The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company's common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. At March 31, 2006, 164,241 warrants were outstanding with exercise prices ranging from $3.90 to $9.97. Starting in 2003, in lieu of warrants, an annual retainer payable in common stock was issued to each director. At March 31, 2006, the aggregate intrinsic value of warrants outstanding was $800,000. The total intrinsic value of warrants exercised in the three months ended March 31, 2006 was $180,000.  The actual income tax benefit realized from stock warrant exercises was $63,000 for the same period.

Incentive Stock Plan

The Company's Incentive Stock Plan, which was approved by the Company's shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At March 31, 2006, the maximum number of authorized shares allowed for grant totaled 3,734,221. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of March 31, 2006 and December 31, 2005, 758,449 and 795,998 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and included in salaries and employee benefits expense in the consolidated statements of income.

The following table summarizes the restricted (nonvested) shares for the three months ended March 31, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	795,998	$11.811
Granted	91,144	12.270
Vested	(118,366)	12.817
Forfeited	(10,327)	11.809
Nonvested at March 31, 2006	758,449	$11.709

Compensation expense for restricted stock totaled $338,000 and $516,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $4.3 million of unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.86 years. The total fair value of shares that vested during the first quarter ended March 31, 2006 was $1.4 million based on the market value on the date of vesting.

Stock Repurchases

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises and restricted stock awards. During the three months ended March 31, 2006, the Company repurchased 449,700 shares at a weighted average repurchase price of $12.17 per share.

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

Note 9 - Off-Balance Sheet Instruments (Continued)

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $1.9 million at March 31, 2006. Deferred revenue recorded for standby letters of credit was $236,000 and $342,000 at March 31, 2006 and December 31, 2005, respectively.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at March 31, 2006 and December 31, 2005.

(In thousands)	March 31, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$155,372	$201,846
Commitments to fund commercial real estate construction loans and lines of credit	347,482	375,054
Commitments to fund the pipeline of commercial real estate loans	160,539	225,878
Other unused commitments to extend credit	418,378	418,158
Standby letters of credit	119,665	125,338

Note 10 - Legal Proceedings
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

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS PERFORMANCE

The Company reported net income for the quarters ended March 31, 2006 and March 31, 2005 of $16.4 million and $17.3 million, respectively. Diluted earnings per share for the first quarter of 2006 were $.22, consistent with the first quarter of 2005. Annualized returns on average assets and average shareholders’ equity for the quarter ended March 31, 2006 were 1.07% and 16.01%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 and 2 on pages 13-14, which identify and quantify the components impacting net interest income for the three months ended March 31, 2006 and 2005.

Net interest income, on a fully taxable equivalent (FTE) basis, was $39.5 million for the first quarter of 2006 compared to $39.2 million for the first quarter of 2005, an increase of 1%. The increase was primarily the result of a 6% increase in average earning assets for the quarter ended March 31, 2006, compared to the first quarter of 2005. The net interest margin (FTE) was 2.67% for the quarter ended March 31, 2006, a decrease of 12 basis points from 2.79% during the first quarter of 2005. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Average interest earning assets increased $312 million, or 6%, as the average total securities increased $167 million, or 17%, and the average portfolio loan balance increased $235 million, or 5%, during the first quarter of 2006 compared to the three months ended March 31, 2005. The increase in the average portfolio loan balance reflects a $144 million, or 9%, increase in average commercial loans, a $97 million, or 5%, increase in average residential real estate mortgage loans and a $6 million, or 1%, decrease in average installment loans. Average total interest bearing liabilities increased $329 million for the first quarter of 2006 compared to the three months ended March 31, 2005 due to a $65 million increase in total average interest-bearing deposits, a $173 million increase in average short-term borrowings and a $91 million increase in average long-term FHLB advances and security repurchase agreements.

The Company expects the second quarter of 2006 to continue to be challenging for its net interest margin. Increases in the cost of funds on deposits could be higher than in the first quarter of 2006 due primarily to a higher level of retail certificates of deposit maturing and repricing during the quarter. Maturities of retail certificates of deposit during the first quarter of 2006 totaled $165 million at an average cost of funds of 2.97%. Expected maturities of retail certificates of deposit total $269 million for the second quarter of 2006 at an average cost of funds of 3.41%.

Net Interest Income (Continued)

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$345	$7	4.74%	$2,067	$9	1.67%
Mortgage loans held for sale	26,143	391	5.98	113,635	1,662	5.85
Securities available for sale: (1)
Taxable	689,286	8,470	4.92	529,900	5,980	4.51
Tax-exempt	216,959	2,878	5.38	199,848	2,702	5.48
Securities held to maturity	225,140	2,699	4.80	234,708	2,691	4.59
Portfolio loans: (2)
Commercial loans	1,729,667	30,982	7.16	1,586,114	24,470	6.17
Residential real estate mortgage loans	2,217,643	29,846	5.38	2,120,187	27,506	5.19
Installment loans	730,204	12,940	7.19	736,509	10,826	5.96
Total loans, net of unearned income	4,677,514	73,768	6.32	4,442,810	62,802	5.67
Federal Home Loan Bank stock (at cost)	80,525	1,045	5.26	80,712	827	4.15
Total interest-earning assets	5,915,912	89,258	6.05	5,603,680	76,673	5.49
Allowance for loan losses	(42,558)			(41,762)
Cash and due from banks	43,017			51,151
Other assets	230,610			206,811
Total assets	$6,146,981			$5,819,880

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$182,446	$280	0.62%	$200,481	$222	0.45%
Savings and money market accounts	879,098	4,407	2.03	1,072,178	4,130	1.56
Retail certificates of deposit	1,135,957	10,181	3.63	915,071	7,008	3.11
Wholesale deposits	608,020	6,494	4.33	552,336	3,828	2.81
Total interest-bearing deposits	2,805,521	21,362	3.09	2,740,066	15,188	2.25
Short-term borrowings	1,066,323	11,470	4.30	893,359	5,620	2.52
Long-term FHLB advances and security repurchase agreements	1,502,914	15,804	4.21	1,411,945	15,630	4.43
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,424,758	49,711	3.69	5,095,370	37,513	2.96
Noninterest-bearing deposits	264,615			270,015
Other liabilities	47,305			41,445
Total liabilities	5,736,678			5,406,830
Shareholders’ equity	410,303			413,050
Total liabilities and shareholders’ equity	$6,146,981			$5,819,880

Net interest income/rate spread (FTE)		$39,547	2.36%		$39,160	2.53%

FTE adjustment		$859			$832

Impact of noninterest-
bearing sources of funds			0.31%			0.26%

Net interest margin (FTE)			2.67%			2.79%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$(10)	$8	$(2)
Mortgage loans held for sale	(1,307)	36	(1,271)
Securities available for sale:
Taxable	1,912	578	2,490
Tax-exempt	227	(51)	176
Securities held to maturity	(112)	120	8
Portfolio loans: (2)
Commercial loans	2,348	4,164	6,512
Residential real estate mortgage loans	1,302	1,038	2,340
Installment loans	(96)	2,210	2,114
Total loans, net of unearned income	3,554	7,412	10,966
Federal Home Loan Bank stock (at cost)	(2)	220	218
Total interest income	4,262	8,323	12,585

Interest Expense:
Interest-bearing demand deposits	(21)	79	58
Savings and money market	(839)	1,116	277
Retail certificates of deposit	1,874	1,299	3,173
Wholesale deposits	419	2,247	2,666
Total interest-bearing deposits	1,433	4,741	6,174
Short-term borrowings	1,259	4,591	5,850
Long-term FHLB advances and security repurchase agreements	975	(801)	174
Long-term debt	-	-	-
Total interest expense	3,667	8,531	12,198
Net interest income (FTE)	$595	$(208)	$387

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income decreased $3.8 million for the quarter ended March 31, 2006, compared to the same period in 2005. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.4 million for the quarter ended March 31, 2006, an increase of $231,000, or 4%, compared to the first quarter of 2005. The increase was due primarily to a 12% increase in service charges. The Company sold $7.8 million of the guaranteed portion of SBA loans during the quarter ended March 31, 2006, resulting in gains of $548,000. During the quarter ended March 31, 2005, the Company sold $7.3 million of SBA loans for gains of $392,000.

Mortgage Banking Income
The Company closed $225 million in single-family residential mortgage loans in the first quarter of 2006, a decrease of 35% compared to $345 million closed in the same period last year. Refinancings for both the first quarters of 2006 and 2005 represented 46% of total closings.

For the three months ended March 31, 2006, mortgage banking income decreased $4.0 million, or 68%, to $1.8 million from $5.8 million a year earlier. The decrease was primarily due to lower levels of mortgage loans sold to the secondary market. Sales of mortgage loans held for sale were $79 million during the first quarter of 2006 compared to $174 million in the first quarter of 2005. The ratio of mortgage loan production income to mortgage loans sold was 2.97% for the first quarter of 2006, compared to 2.88% for the first of quarter 2005.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $2.3 million and $5.0 million for the first quarters of 2006 and 2005, respectively. Commissions and incentives paid were $2.1 million and $3.0 million for the first quarters of 2006 and 2005, respectively. The SFAS 91 credit totaled $1.6 million and $1.7 million for the first quarters of 2006 and 2005, respectively.

During the first quarter of 2005, mortgage banking income also includes gains on sale of residential real estate loans totaling $2.1 million. Residential real estate loan sales totaled $126.6 million for the first quarter of 2005. There were no sales of residential real estate loans during the first quarter of 2006.

During the quarter ended March 31, 2006, the Company had mortgage loan applications of $466 million and at March 31, 2006, the Company’s mortgage loan pipeline of applications in process was $320 million. The Company estimates that mortgage loan closings will increase 25% to 30% for the quarter ended June 30, 2006 compared to the first quarter of 2006.

Noninterest Expense
Total noninterest expense for the quarter ended March 31, 2006, decreased $1.9 million, or 8%, to $21.0 million compared to $22.9 million for the first quarter of 2005. The decrease was primarily a result of a decrease of $1.1 million in salaries and employee benefits and a decrease of $604,000 in other noninterest expense primarily reflecting lower voice and data communication expenses, loan collection expenses and advertising expenses.

BALANCE SHEET ANALYSIS

ASSETS

At March 31, 2006, the Company had $6.2 billion in total assets, an increase of $162 million, or 3%, from $6.1 billion at December 31, 2005. The increase is primarily the result of an increase in the Company’s total portfolio loans and securities available for sale.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At March 31, 2006, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $873.6 million compared to $816.3 million at December 31, 2005. At March 31, 2006, $501.7 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $521.8 million at December 31, 2005.

Investment securities available for sale totaled $926.9 million at March 31, 2006, a $65.3 million increase from $861.6 million at December 31, 2005. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of callable U. S. Government agency securities during the first quarter of 2006. The investment securities available for sale portfolio constituted 14.8% of the Company’s total assets at March 31, 2006, compared to 14.2% at December 31, 2005.

Investment securities held to maturity totaled $222.2 million at March 31, 2006, a $5.1 million decrease from $227.3 million at December 31, 2005. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 3.6% of the Company’s total assets at March 31, 2006 compared to 3.7% at December 31, 2005.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at March 31, 2006:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$351,751	$-	$8,389	$343,362
Collateralized mortgage obligations	275,240	211	6,808	268,643
Mortgage-backed securities	101,029	4	2,536	98,497
Municipal and other securities	219,018	67	2,675	216,410
Total securities available for sale	$947,038	$282	$20,408	$926,912

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$189,356	$16	$7,005	$182,367
Mortgage-backed securities	32,857	-	1,053	31,804
Total securities held to maturity	$222,213	$16	$8,058	$214,171

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At March 31, 2006, all of the unrealized losses in the securities portfolio were comprised of investment grade municipalities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Certain securities with a carrying value of $817.8 million and $789.4 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.5 million at March 31, 2006 and December 31, 2005.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $24.6 million at March 31, 2006, a decrease of $13.7 million from $38.3 million at December 31, 2005. Loans closed generally remain in loans held for sale for 30 to 60 days after closing. Residential mortgage loan closings during the first quarter of 2006 were $225 million compared to $337 million during the fourth quarter of 2005.

Portfolio Loans
Total portfolio loans were $4.7 billion at March 31, 2006, an increase of $119 million from $4.6 billion at December 31, 2005, due to increases in the commercial and residential portfolio loan balances. The commercial portfolio loan balance was $1.75 billion at March 31, 2006, an increase of $57 million from $1.7 billion at December 31, 2005. The increase was concentrated in real estate construction loans and commercial real estate mortgage loans.

The residential portfolio loan balance increased $74 million during the first three months of 2006. During the first quarter of 2006, the Company retained $178 million of mortgage loans originated, 38% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first three months of 2006 were $86 million.

The installment loan portfolio decreased $12 million during the first three months of 2006, primarily due to a decrease in home equity lines of credit.

The following table provides further information regarding the Company’s loan portfolio:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$27,639	0.6%	$28,314	0.6%
Real estate construction	397,861	8.4	360,999	7.8
Commercial real estate mortgage	1,328,928	28.0	1,308,557	28.3
Total commercial loans	1,754,428	37.0	1,697,870	36.7
Residential real estate mortgages	2,267,385	47.8	2,193,128	47.4
Installment loans:
Home equity lines of credit	371,955	7.8	390,373	8.4
Home equity term loans	179,578	3.8	170,352	3.7
Other consumer loans	173,624	3.6	176,535	3.8
Total installment loans	725,157	15.2	737,260	15.9
Total portfolio loans	$4,746,970	100.0%	$4,628,258	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of March 31, 2006, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

Non-Performing Assets
Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 days or more past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are generally applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered. There were no loans 90 days or more past due still accruing interest at either March 31, 2006 or December 31, 2005.

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Non-Performing Assets:
Non-accrual loans:
Commercial	$26,395	$27,344
Residential real estate mortgages	21,484	19,026
Installment	1,758	2,413
Total non-accrual loans	49,637	48,783
Other real estate owned:
Commercial	6,287	8,575
Residential real estate mortgages	4,856	3,029
Installment	1,449	712
Total other real estate owned	12,592	12,316
Total non-performing assets	$62,229	$61,099

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.31%	1.32%
Total assets	1.00%	1.00%

At March 31, 2006, $27.2 million, or 0.57% of total portfolio loans were 30-89 days delinquent, compared to $27.4 million, or 0.59%, at December 31, 2005. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of March 31, 2006, total potential problem loans, excluding those categorized as non-accrual loans, were $55.7 million, or 1.17% of total portfolio loans, compared to $51.1 million, or 1.10% of total portfolio loans at December 31, 2005.

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

At March 31, 2006 and December 31, 2005, the allowance for loan losses consists of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions. The imprecision component of the allowance was $3.3 million at March 31, 2006 and December 31, 2005.

During the three months ended March 31, 2006, December 31, 2005 and March 31, 2005, the Company recorded provision for loan losses of $1.4 million, $1.5 million and $1.5 million, respectively. The amount charged to the provision for loan losses remained consistent primarily as a result of a decrease in projected loss ratios being offset by the overall increase in loan balances.

The following table provides an analysis of the allowance for loan losses:
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Balance at January 1	$42,122	$41,818
Loans charged off	(1,720)	(1,700)
Recoveries of loans previously charged off	540	237
Net charge-offs	(1,180)	(1,463)
Provision charged to expense	1,400	1,500
Balance at March 31	$42,342	$41,855

Annualized net charge-offs as a percentage of average loans	.10%	.13%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.89%	.93%
Allowance for loan losses as a percentage of non-performing loans	85.30%	129.34%

Allowance for Loan Losses and Impaired Loans (Continued)

SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At March 31, 2006 and December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

	March 31,	December 31,
(In thousands)	2006	2005

Gross recorded investment in impaired loans (period-end)	$26,395	$27,344
Impaired loans requiring a specific allocated allowance	21,252	21,625
Specific impairment allowance	5,834	5,332

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

LIABILITIES

Total liabilities were $5.84 billion at March 31, 2006, a $160 million, or 3% increase from $5.68 billion at December 31, 2005. This increase was primarily due to increases in short-term borrowings and long-term security repurchase agreements.

Deposits
Total deposits decreased $59 million to $3.08 billion at March 31, 2006 from $3.14 billion at December 31, 2005. Total retail deposits decreased $30 million, or 1%, from December 31, 2005 as the Company continued to see a migration from savings and money market accounts into certificates of deposit. Wholesale deposits, which include municipal and brokered certificates of deposit, decreased $29 million from December 31, 2005.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the three months ended March 31, 2006 and the year ended December 31, 2005, were as follows:

	March 31, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Federal funds purchased	$531,000	$554,839	4.55%	$472,000	$457,625	3.41%
Security repurchase agreements	187,153	223,017	3.26	237,300	268,056	3.11
Total short-term borrowings	$718,153	$777,856	4.18%	$709,300	$725,681	3.30%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $200.6 million at March 31, 2006.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Short-term FHLB advances	$375,000	$288,467	4.63%	$218,000	$234,930	3.40%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $190.7 million and $339.1 million available in unused borrowings with the FHLB at March 31, 2006 and December 31, 2005, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Year-End
Long-term FHLB advances:
Bullet advances	$222,874	3.75%	$226,748	3.77%
Putable advances	750,000	4.85	750,000	4.85
Total long-term FHLB advances	972,874	4.60	976,748	4.59
Long-term security repurchase agreements	574,197	3.39	512,684	3.10
Total long-term FHLB advances and security
repurchase agreements	$1,547,071	4.15%	$1,489,432	4.08%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $616.3 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from May 2006 to March 2018.

CAPITAL
Shareholders’ equity was $406.5 million at March 31, 2006, compared to $404.5 million at December 31, 2005. The increase in shareholders’ equity during the first three months of 2006 resulted primarily from net income of $16.4 million, offset by $8.2 million in cash dividends to shareholders and $5.5 million in stock repurchases.

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

CAPITAL (Continued)
As of March 31, 2006, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	March 31, 2006	December 31, 2005
Total capital to risk-weighted assets (1)	12.18%	12.32%
Tier 1 capital to risk-weighted assets (1)	11.12	11.24
Tier 1 capital to average assets (1)	7.58	7.57

(1)	As defined by the regulations.

As of March 31, 2006, the Company’s total risk-based capital was $510 million and Tier 1 risk-based capital was $466 million, an excess of $91 million and $214 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

ACCOUNTING AND FINANCIAL REPORTING

The Company’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These policies require estimates and assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The most critical of these significant accounting policies is the policy for the allowance for loan losses. This policy is discussed more fully on pages 45 and 46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, presentations or other public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

•	significantly increased competition from banking and non-banking institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	general political, industry and economic conditions, either domestically or internationally, that are different than expected;
•
adverse developments concerning credit quality in our business segments that may result in increases in our provisions for loan losses, nonperforming assets, potential problem loans, net charge-offs and reserve for credit losses could cause earnings to decline;

•
instruments, systems and strategies that are used to hedge or otherwise manage our exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and we may not be able to effectively mitigate risk exposures in particular market environments or against particular types of risk;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;
•	the mix of interest rates and maturities of our interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;
•	interest rate margin compression may be greater than expected;
•	adverse changes in the securities markets;
•	legislative or regulatory changes, actions or reinterpretations that adversely affect our business;
•	the ability to enter new markets successfully and capitalize on growth opportunities;
•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	timely development of and acceptance of new products and services;
•	changes in consumer spending, borrowing and savings habits;
•	effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or other regulatory agencies;
•	changes in our organization, compensation and benefit plans;
•	costs and effects of new litigation or changes in existing litigation and unexpected or adverse outcomes in such litigation; and
•	our success in managing the foregoing factors and the risks associated with or inherent in the foregoing.

The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK MANAGEMENT
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The Company’s market risk exposure is composed entirely of interest rate risk. Interest rate risk arises in the normal course of business to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, reprice or mature in specified periods. Because the Company’s business is subject to many factors beyond its control (see Forward-Looking Statements on previous page), in managing the Company’s assets, liabilities and overall exposure to risk, management must rely on numerous estimates, evaluations and assumptions. Consequently, actual results could differ materially from those anticipated by management or expressed in the Company’s press releases, presentations or other public documents.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At March 31, 2006, the cumulative one-year gap was a negative 6.99% of total earning assets.

The Company’s current policy is to maintain a mix of assets and liabilities with repricing and maturity characteristics that reflect a moderate amount of short-term interest rate risk based on management’s evaluation of current interest rate projections, customer credit demands and deposit preferences. The Company generally operates in a range of plus or minus 10% of total earning assets for the cumulative one-year gap. Management believes that this range reduces the vulnerability of net interest income to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. This range also complements the Company’s strong retail mortgage banking franchise.

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

As of March 31, 2006, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Projected change in net interest income over next twelve months	-5.59%	-2.30%	-1.03%	1.44%	2.26%	-1.33%

These projected levels, which are well within the Company’s policy limits, portray the Company’s interest rate risk position as liability sensitive for a one-year horizon. The earnings simulation model assumes, among other things, that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

The Company’s hedging program utilizes mandatory forward commitments to hedge the change in fair value of mortgage loans held for sale. At March 31, 2006, the Company elected to not apply special hedge accounting and accordingly recorded the mortgage loans held for sale at the lower of cost or market. There was no impact to mortgage banking income for the first quarter of 2006 as a result of this election.

At March 31, 2006, the Company had outstanding $28.7 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates. At March 31, 2006, the Company had outstanding mandatory forward commitments to sell $51.6 million of residential mortgage loans. These mandatory forward commitments were utilized to offset the change in the value of $24.2 million of mortgage loans held for sale and $27.4 million of IRLCs. The outstanding forward commitments to sell mortgage loans are expected to settle in the second quarter of 2006 without producing any material gains or losses.

IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, IRLCs and the associated mandatory forward commitments are recorded at fair value under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking income on the income statement. The fair value of IRLCs was a loss of $101,000 at March 31, 2006. The fair value of the associated mandatory forward commitments was a gain of $96,000 at March 31, 2006. The Company does not enter into derivative transactions for purely speculative purposes.

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

Interest Rate Swap Transactions (Continued)
The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at March 31, 2006 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	(1,058)	(1,440)	(2,498)
Weighted average:
Receive rate	-%	2.92%	3.24%	3.08%
Pay rate	-	4.32%	4.95%	4.64%

(1)	Variable interest rates - which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 12 of this report.

ITEM 4:	Controls and Procedures

Internal Controls
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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Republic Bancorp Inc. shares repurchased during the quarter ended March 31, 2006 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
1/1/06 - 1/31/06	85,000	12.20	85,000	977,852
2/1/06 - 2/28/06	138,700	12.30	138,700	839,152
3/1/06 - 3/31/06	226,000	12.08	226,000	613,152
Total	449,700	$12.17	449,700	613,152

(1)
On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. There were 613,152 shares available for repurchase at March 31, 2006 under this program.

Item 4.  Submission of Matters to a Vote of Security Holders
Republic Bancorp Inc. held its 2006 Annual Meeting of Shareholders on April 26, 2006. The following directors, who constitute the entire board of directors of Republic Bancorp Inc., were elected at the annual meeting to serve until the next annual meeting:

Director	For	Withheld
Jerry D. Campbell	66,240,330	1,351,573
Dana M. Cluckey	66,618,857	973,047
George J. Butvilas	66,251,170	1,340,733
Richard J. Cramer, Sr.	66,657,217	934,686
Barry J. Eckhold	66,214,762	1,377,141
Gary Hurand	65,926,771	1,665,132
Dennis J. Ibold	66,670,025	921,878
John J. Lennon	66,650,978	940,925
Kelly E. Miller	66,662,707	929,196
Randolph P. Piper	67,035,704	556,199
Dr. Isaac J. Powell	66,420,126	1,171,777
William C. Rands III	66,443,304	1,148,599
Dr. Jeoffrey K. Stross	66,060,740	1,531,163
Steven E. Zack	67,063,021	528,882

Item 6.	Exhibits

(12)	Computations of ratios of earnings to fixed charges.*
(31)(a)	Certification of Principal Executive Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(31)(b)	Certification of Principal Financial Officer of Republic Bancorp Inc. Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)*
(32)(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
(32)(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act 0f 2002)*
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP INC.
(Registrant)

Date: May 9, 2006	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)