Form 10-Q
period 2006-06-30
REPUBLIC BANCORP INC
filed 2006-08-07
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
☐Yes ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2006:
Common Stock, $5 Par Value Per Share	74,562,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	2

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27 - 29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	30

Item 6.	Exhibits	30

SIGNATURE		31

Exhibits 31(a)-(b) -	Certifications of the Principal Executive Officer and Principal Financial Officer	32 - 33

Exhibits 32(a)-(b) -	Certifications of the Chief Executive Officer and Chief Financial Officer	34 - 35

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$64,019	$52,527
Mortgage loans held for sale	56,127	38,259
Securities available for sale, at market	902,926	861,623
Securities held to maturity, at cost	215,230	227,262
Loans, net of unearned income	4,829,488	4,628,258
Less allowance for loan losses	(43,124)	(42,122)
Net loans	4,786,364	4,586,136
Federal Home Loan Bank stock (at cost)	80,437	80,525
Premises and equipment	26,605	26,586
Bank owned life insurance	118,491	116,519
Other assets	96,391	92,329
Total assets	$6,346,590	$6,081,766

LIABILITIES
Noninterest-bearing deposits	$294,663	$284,932
Interest-bearing deposits:
NOW accounts	180,375	187,190
Savings and money market accounts	830,175	932,048
Retail certificates of deposit	1,191,906	1,102,188
Wholesale deposits	564,328	636,585
Total interest-bearing deposits	2,766,784	2,858,011
Total deposits	3,061,447	3,142,943
Federal funds purchased and other short-term borrowings	643,823	709,300
Short-term FHLB advances	500,000	218,000
Long-term FHLB advances and security repurchase agreements	1,621,467	1,489,432
Accrued expenses and other liabilities	62,669	67,632
Long-term debt	50,000	50,000
Total liabilities	5,939,406	5,677,307

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 100,000,000 shares authorized; 74,451,000 and 74,976,000 issued and outstanding, respectively	372,257	374,882
Capital surplus	33,777	36,721
Retained earnings	19,519	3,114
Accumulated other comprehensive loss	(18,369)	(10,258)
Total shareholders’ equity	407,184	404,459
Total liabilities and shareholders’ equity	$6,346,590	$6,081,766

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$78,205	$67,457	$152,364	$131,921
Interest on investment securities and FHLB stock dividends	14,410	13,280	28,650	24,657
Total interest income	92,615	80,737	181,014	156,578

Interest Expense:
Deposits	22,800	16,667	44,162	31,855
Short-term borrowings	14,099	8,325	25,569	13,945
Long-term FHLB advances and security repurchase agreements	17,180	15,919	32,984	31,549
Long-term debt	1,075	1,075	2,150	2,150
Total interest expense	55,154	41,986	104,865	79,499
Net interest income	37,461	38,751	76,149	77,079
Provision for loan losses	1,750	1,400	3,150	2,900
Net interest income after provision for loan losses	35,711	37,351	72,999	74,179

Noninterest Income:
Mortgage banking income	2,184	3,232	4,019	9,057
Service charges	3,315	3,008	6,308	5,689
Gain on sale of securities	6	292	68	727
Gain on sale of SBA loans	269	561	817	953
Income from bank owned life insurance	981	1,080	1,960	2,093
Other noninterest income	1,204	713	2,066	1,405
Total noninterest income	7,959	8,886	15,238	19,924

Noninterest Expense:
Salaries and employee benefits	11,406	12,350	23,726	25,766
Occupancy expense of premises	2,433	2,495	5,124	5,196
Equipment expense	1,419	1,599	2,853	3,223
Other noninterest expense	4,819	4,815	9,346	9,946
Total noninterest expense	20,077	21,259	41,049	44,131
Income before income taxes	23,593	24,978	47,188	49,972
Provision for income taxes	7,197	7,503	14,375	15,190
Net Income	$16,396	$17,475	$32,813	$34,782

Basic earnings per share	$.22	$.23	$.44	$.45

Diluted earnings per share	$.22	$.23	$.44	$.45

Average common shares outstanding - diluted	75,116	77,578	75,333	77,948

Cash dividends declared per common share	$.11	$.10	$.22	$.20

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$32,813	$34,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,610	4,707
Stock-based compensation expense	955	1,163
Net gains on sale of securities available for sale	(68)	(727)
Net gains on sale of commercial and residential real estate loans	(675)	(3,492)
Proceeds from sale of mortgage loans held for sale	164,242	296,070
Origination of mortgage loans held for sale	(182,110)	(334,341)
Net increase in other assets	(3,359)	(14,658)
Net decrease in other liabilities	(4,963)	(124)
Other, net	1,020	56
Total adjustments	(21,348)	(51,346)
Net cash provided by (used in) operating activities	11,465	(16,564)

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	10,021	130,985
Proceeds from calls and principal payments of securities available for sale	33,257	63,304
Proceeds from principal payments of securities held to maturity	12,029	21,067
Purchases of securities available for sale	(97,581)	(407,078)
Purchases of securities held to maturity	-	(50,921)
Proceeds from sale of commercial and residential real estate loans	13,483	196,726
Net increase in loans made to customers	(213,146)	(262,890)
Purchases of premises and equipment	(2,501)	(2,163)
Net cash used in investing activities	(244,438)	(310,970)

Cash Flows From Financing Activities:
Net decrease in total deposits	(81,496)	(11,125)
Net (decrease) increase in short-term borrowings	(65,477)	181,475
Net increase in short-term FHLB advances	282,000	147,500
Proceeds from long-term FHLB advances and security repurchase agreements	194,483	83,250
Payments on long-term FHLB advances and security repurchase agreements	(62,163)	(38,703)
Net proceeds from issuance of common shares	724	6,790
Excess tax benefits of stock-based awards	263	-
Repurchase of common shares	(8,507)	(25,379)
Dividends paid on common shares	(15,362)	(14,370)
Net cash provided by financing activities	244,465	329,438

Net increase in cash and cash equivalents	11,492	1,904
Cash and cash equivalents at beginning of period	52,527	53,671
Cash and cash equivalents at end of period	$64,019	$55,575

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 3 - Announced Merger with Citizens Banking Corporation
On June 27, 2006, Citizens Banking Corporation (NASDAQ symbol CBCF) and Republic Bancorp Inc. announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp in a transaction valued at approximately $1.048 billion in stock and cash. The transaction is projected to close in the fourth quarter of 2006, subject to regulatory and shareholder approvals. Based on June 30, 2006 information, Citizens Republic Bancorp will have $14.2 billion in assets, $8.7 billion in deposits, $2.6 billion in trust assets under administration, and 273 branches and loan production offices in five Midwest states. For further information regarding this matter, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 or go to the Investor Relations section on our website at www.republicbancorp.com.

Note 4 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the six months ended June 30, include:

(In thousands)	2006	2005
Cash paid during the period for:
Interest	$104,674	$77,970
Income taxes	$15,578	$14,762

Non-cash investing activities:
Loan charge-offs	$2,871	$3,596
Loans transferred to other real estate owned	$7,718	$9,928

Certain reclassifications have been made within the operating activities section of the consolidated statement of cash flows for the six months ended June 30, 2005 in order to conform to the 2006 presentation.

Note 5 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005

Net income	$16,396	$17,475	$32,813	$34,782

Unrealized holding (losses) gains on securities, net of tax (credit) of ($2,844), $4,851, ($4,344) and $815, respectively	(5,282)	9,009	(8,067)	1,514
Reclassification adjustment for gains included in net income, net of tax of $2, $102, $24 and $254, respectively	(4)	(190)	(44)	(473)
Net unrealized (losses) gains on securities, net of tax	(5,286)	8,819	(8,111)	1,041
Comprehensive income	$11,110	$26,294	$24,702	$35,823

Note 6 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(In thousands)	June 30, 2006	December 31, 2005
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	8,306	7,880
Net book value	$2,577	$3,003

Amortization expense on the core deposit intangible asset totaled $217,000 and $244,000 for the quarters ended June 30, 2006 and 2005, and $426,000 and $497,000 for the six months ended June 30, 2006 and 2005, respectively. The Company expects core deposit intangible amortization expense to be $861,000, $868,000, $690,000, $156,000 and $156,000 for each of the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 7 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005(1)	2006	2005(1)
Numerator for basic and diluted earnings per share:
Net income	$16,396	$17,475	$32,813	$34,782

Denominator for basic earnings per share - weighted-average shares	74,530	76,737	74,695	77,083
Effect of dilutive securities:
Stock options	552	785	595	804
Warrants	34	56	43	61
Dilutive potential common shares	586	841	638	865
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	75,116	77,578	75,333	77,948

Basic earnings per share	$.22	$.23	$.44	$.45
Diluted earnings per share	$.22	$.23	$.44	$.45

(1) Share amounts for period presented have been adjusted to reflect the issuance of stock dividends.

Note 8 - Segment Information
The Company’s operations are managed as three major business segments: (1) commercial banking, (2) retail banking and (3) mortgage banking. The commercial banking segment consists of commercial lending to small- and medium-sized companies, primarily in the form of commercial real estate and Small Business Administration (SBA) loans. The retail banking segment consists of home equity lending, other consumer lending and the deposit-gathering functions. Deposits and consumer loan products are offered through 80 retail branch offices of Republic Bank, which are staffed by personal bankers and loan originators. The mortgage banking segment is comprised of mortgage loan production. Mortgage loan production is conducted in all offices of Republic Bank. Treasury and Other is comprised of balance sheet management activities that include the securities portfolio, residential real estate mortgage portfolio loans and non-deposit funding. Treasury and Other also includes unallocated corporate expenses such as corporate overhead, including accounting, data processing, human resources, operation costs and any corporate debt.

The following table presents the financial results of each business segment for the three months ended June 30, 2006 and 2005.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended June 30, 2006
Net interest income from external customers	$32,492	$(9,357)	$2,490	$11,836	$37,461
Internal funding	(14,820)	34,053	(1,497)	(17,736)	-
Net interest income	17,672	24,696	993	(5,900)	37,461
Provision for loan losses(2)	622	-	159	969	1,750
Noninterest income	1,360	3,403	3,295	(99)	7,959
Noninterest expense	2,452	7,548	3,654	6,423	20,077
Income before taxes	15,958	20,551	475	(13,391)	23,593
Income taxes	5,585	7,193	166	(5,747)	7,197
Net income	$10,373	$13,358	$309	$(7,644)	$16,396

Depreciation and amortization	$18	$689	$227	$1,076	$2,010
Capital expenditures	$-	$525	$60	$370	$955
Net identifiable assets (in millions)	$1,762	$2,761	$196	$1,628	$6,347
Return on equity(1)	23.72%	40.63%	14.01%	n/m	16.08%
Return on assets	2.37%	1.93%	0.70%	n/m	1.05%
Efficiency ratio	12.88%	26.86%	85.21%	n/m	43.38%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended June 30, 2005
Net interest income from external customers	$25,898	$(6,642)	$3,047	$16,448	$38,751
Internal funding	(10,770)	32,416	(1,225)	(20,421)	-
Net interest income	15,128	25,774	1,822	(3,973)	38,751
Provision for loan losses(2)	1,156	255	163	(174)	1,400
Noninterest income	885	3,069	4,069	863	8,886
Noninterest expense	3,004	8,068	5,001	5,186	21,259
Income before taxes	11,853	20,520	727	(8,122)	24,978
Income taxes	4,149	7,182	254	(4,082)	7,503
Net income	$7,704	$13,338	$473	$(4,040)	$17,475

Depreciation and amortization	$25	$725	$441	$1,211	$2,402
Capital expenditures	$2	$210	$44	$1,262	$1,518
Net identifiable assets (in millions)	$1,624	$2,914	$266	$1,271	$6,075
Return on equity(1)	19.31%	38.64%	16.38%	n/m	17.00%
Return on assets	1.93%	1.84%	0.82%	n/m	1.16%
Efficiency ratio	18.76%	27.97%	84.89%	n/m	44.01%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
(2)	The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio.
n/m	— Not meaningful

The following table presents the financial results of each business segment for the six months ended June 30, 2006 and 2005.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Six Months Ended June 30, 2006
Net interest income from external customers	$63,222	$(17,749)	$4,883	$25,793	$76,149
Internal funding	(28,155)	67,722	(2,895)	(36,672)	-
Net interest income	35,067	49,973	1,988	(10,879)	76,149
Provision for loan losses(2)	1,308	100	254	1,488	3,150
Noninterest income	2,308	6,453	6,213	264	15,238
Noninterest expense	5,429	15,480	7,962	12,178	41,049
Income before taxes	30,638	40,846	(15)	(24,281)	47,188
Income taxes	10,723	14,296	(5)	(10,639)	14,375
Net income	$19,915	$26,550	$(10)	$(13,642)	$32,813

Depreciation and amortization	$36	$1,372	$451	$1,751	$3,610
Capital expenditures	$1	$1,912	$132	$456	$2,501
Net identifiable assets (in millions)	$1,762	$2,761	$196	$1,628	$6,347
Return on equity(1)	23.03%	40.10%	(0.22)%	n/m	16.04%
Return on assets	2.30%	1.91%	(0.01)%	n/m	1.06%
Efficiency ratio	14.53%	27.43%	97.09%	n/m	44.12%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Six Months Ended June 30, 2005
Net interest income from external customers	$50,124	$(12,842)	$6,268	$33,529	$77,079
Internal funding	(20,561)	64,112	(3,092)	(40,459)	-
Net interest income	29,563	51,270	3,176	(6,930)	77,079
Provision for loan losses(2)	1,908	537	238	217	2,900
Noninterest income	1,590	5,856	9,124	3,354	19,924
Noninterest expense	5,944	16,069	9,922	12,196	44,131
Income before taxes	23,301	40,520	2,140	(15,989)	49,972
Income taxes	8,155	14,182	749	(7,896)	15,190
Net income	$15,146	$26,338	$1,391	$(8,093)	$34,782

Depreciation and amortization	$54	$1,467	$865	$2,321	$4,707
Capital expenditures	$16	$584	$63	$1,500	$2,163
Net identifiable assets (in millions)	$1,624	$2,914	$266	$1,271	$6,075
Return on equity(1)	19.14%	38.16%	23.60%	n/m	16.88%
Return on assets	1.91%	1.82%	1.18%	n/m	1.17%
Efficiency ratio	19.08%	28.13%	80.67%	n/m	45.00%

(1)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
(2)	The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio.
n/m	— Not meaningful

Note 9 - Stock Based Compensation
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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first six months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Accordingly, prior periods were not restated to reflect the impact of adopting the new standard.

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

The adoption of SFAS 123(R) did not have a significant impact on income before income taxes or net income for the six months ended June 30, 2006 and had no impact on basic or dilutive earnings per share.

The Company receives a tax deduction for certain stock option and stock warrant exercises during the period the options and warrants are exercised, generally for the excess of the price at which the options and warrants are sold over the exercise prices. The Company also receives an additional tax deduction for restricted stock that vests at a market price in excess of the price at the date of grant. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123(R), for the six months ended June 30, 2006, the Company reported the tax benefits in excess of recognized compensation expense, which totaled $263,000, as financing cash flows on the consolidated statement of cash flows.

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

The compensation cost that has been charged to expense for the Company’s stock-based compensation plans was $569,000 and $645,000 for the second quarters of 2006 and 2005, respectively and $955,000 and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Such expense is included in salaries and employee benefits on the consolidated statements of income. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $199,000 and $226,000 for the second quarters of 2006 and 2005, respectively and $334,000 and $407,000 for the six months ended June 30, 2006 and 2005, respectively.

Note 9 - Stock Based Compensation (Continued)

The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123(R) for all outstanding and unvested awards for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands, except per share data)	2005	2005

Net income (as reported)	$17,475	$34,782
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	419	756
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(473)	(890)
Net income (pro forma)	$17,421	$34,648

Basic earnings per share (as reported)	$.23	$.45
Basic earnings per share (pro forma)	.23	.45

Diluted earnings per share (as reported)	$.23	$.45
Diluted earnings per share (pro forma)	.22	.44

Stock Options

The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company’s shareholders and adopted effective February 19, 1998, and was amended April 26, 2000, authorizes the issuance of up to 4,207,456 options to purchase common shares at exercise prices equal to the market value of the Company’s common stock on the date of grant. Of the 4,207,456 options to purchase common shares under the 1998 Stock Option Plan, up to 1,948,717 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company’s shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At June 30, 2006 and December 31, 2005, options available for future grant under the 1998 Stock Option Plan totaled 1,112,262 and 1,106,021, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 451,066 at both June 30, 2006 and December 31, 2005.

The following table presents stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at January 1, 2006	2,367,472	$7.05
Granted	-	-
Exercised	(84,644)	5.36
Forfeited, cancelled and expired	(6,241)	8.60
Outstanding at June 30, 2006	2,276,587	$7.11	3.4	$12,022
Exercisable at June 30, 2006	2,271,168	$7.10	3.4	$12,014

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $558,000 and $1.7 million, respectively. Net cash proceeds from the exercise of stock options were $454,000 for the six months ended June 30, 2006. The actual income tax benefit realized from stock option exercises was $161,000 for the same period. As of June 30, 2006, the unrecognized compensation cost related to unvested options outstanding was insignificant and the impact of forfeitures on both the expense recognized and the remaining unrecognized expense is insignificant.

Note 9 - Stock Based Compensation (Continued)

Stock Warrants

The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company's common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. At June 30, 2006, 143,435 warrants were outstanding with exercise prices ranging from $4.80 to $9.97. Starting in 2003, in lieu of warrants, an annual retainer payable in common stock was issued to each director. At June 30, 2006, the aggregate intrinsic value of warrants outstanding was $730,000. The total intrinsic value of warrants exercised in the six months ended June 30, 2006 was $290,000. The actual income tax benefit realized from stock warrant exercises was $101,500 for the same period.

Incentive Stock Plan

The Company's Incentive Stock Plan, which was approved by the Company's shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At June 30, 2006, the maximum number of authorized shares allowed for grant totaled 3,722,573. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of June 30, 2006 and December 31, 2005, 745,751 and 795,998 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and is included in salaries and employee benefits expense in the consolidated statements of income.

The following table summarizes the restricted (nonvested) shares for the six months ended June 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	795,998	$11.811
Granted	91,144	12.270
Vested	(118,366)	12.817
Forfeited	(23,025)	11.915
Nonvested at June 30, 2006	745,751	$11.704

Compensation expense for restricted stock totaled $904,000 and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $3.7 million of unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.60 years. The total fair value of shares that vested during the first six months of 2006 was $1.4 million based on the market value on the date of vesting.

Stock Repurchases

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises and restricted stock awards. During the six months ended June 30, 2006, the Company repurchased 714,700 shares at a weighted average repurchase price of $11.90 per share. Shares repurchased during 2006 in excess of stock option exercises and restricted stock awards have been cancelled.

Note 10 - Off-Balance Sheet Instruments
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

Note 10 - Off-Balance Sheet Instruments (Continued)

The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. During 2004, the Company reclassified $2.8 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $1.9 million at June 30, 2006. Deferred revenue recorded for standby letters of credit was $309,000 and $342,000 at June 30, 2006 and December 31, 2005, respectively.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at June 30, 2006 and December 31, 2005.

(In thousands)	June 30, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$160,480	$201,846
Commitments to fund commercial real estate construction loans and lines of credit	348,847	375,054
Commitments to fund the pipeline of commercial real estate loans	179,054	225,878
Other unused commitments to extend credit	414,448	418,158
Standby letters of credit	119,568	125,338

Note 11 - Legal Proceedings
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

Note 12 - Pending Accounting Pronouncements
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48) in July 2006. FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” and requires the Company to recognize, in its financial statements, the impact of a tax position, if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. The Interpretation provides guidance on measurement, de-recognition of tax benefits, classification, accounting disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recorded as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt the provisions of FIN 48 for the first quarter 2007 and is currently evaluating the guidance contained in FIN 48 to determine the effect adoption of the guidance will have on the Company’s financial condition and results of operations.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANNOUNCED MERGER WITH CITIZENS BANKING CORPORATION
On June 27, 2006, Citizens Banking Corporation (NASDAQ symbol CBCF) and Republic Bancorp Inc. announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp in a transaction valued at approximately $1.048 billion in stock and cash. The transaction is projected to close in the fourth quarter of 2006, subject to regulatory and shareholder approvals. Based on June 30, 2006 information, Citizens Republic Bancorp will have $14.2 billion in assets, $8.7 billion in deposits, $2.6 billion in trust assets under administration, and 273 branches and loan production offices in five Midwest states. For further information regarding this matter, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 or go to the Investor Relations section on our website at www.republicbancorp.com.

EARNINGS PERFORMANCE
The Company reported net income for the quarters ended June 30, 2006 and June 30, 2005 of $16.4 million and $17.5 million, respectively. Diluted earnings per share for the second quarter of 2006 were $.22, compared to $.23 for the second quarter of 2005. Annualized returns on average assets and average shareholders’ equity for the quarter ended June 30, 2006 were 1.05% and 16.08%, respectively.

Net income for the six months ended June 30, 2006 was $32,813,000, compared to net income of $34,782,000 earned for the same period in 2005. For the six month period ending June 30, 2006, diluted earnings per share were $.44, compared to $.45 earned in 2005. Annualized returns on average assets and average shareholders’ equity for the first six months of 2006 were 1.06% and 16.04%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 through 4 on pages 14-17, which identify and quantify the components impacting net interest income for the three and six months ended June 30, 2006 and 2005.

Net interest income, on a fully taxable equivalent (FTE) basis, was $38.3 million for the second quarter of 2006 compared to $39.7 million for the second quarter of 2005, a decrease of 3%. The decrease was primarily the result of a 4% increase in average earning assets for the quarter ended June 30, 2006, being offset by a decline in the net interest margin. The net interest margin (FTE) was 2.54% for the quarter ended June 30, 2006, a decrease of 19 basis points from 2.73% during the second quarter of 2005. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Average interest earning assets increased $225 million, or 4%, as the average total securities increased $18 million, or 2%, and the average portfolio loan balance increased $251 million, or 6%, during the second quarter of 2006 compared to the second quarter of 2005. The increase in the average portfolio loan balance reflects a $154 million, or 10%, increase in average commercial loans, a $122 million, or 6%, increase in average residential real estate mortgage loans and a $25 million, or 3%, decrease in average installment loans. Average total interest bearing liabilities increased $263 million for the second quarter of 2006 compared to the second quarter of 2005 due to a $4 million increase in total average interest-bearing deposits, a $92 million increase in average short-term borrowings and a $167 million increase in average long-term FHLB advances and security repurchase agreements.

For the six months ended June 30, 2006, net interest income (FTE) was $77.9 million, compared to $78.9 million for the first half of 2005. The decrease was primarily the result of a 5% increase in average earning assets for the six months ended June 30, 2006, being offset by a decline in the net interest margin. The net interest margin (FTE) for the six months ended June 30, 2006, declined 16 basis points to 2.60% from 2.76% for the comparable period in 2005. The decrease in the margin was due to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

The Company expects the third quarter of 2006 to continue to be challenging for its net interest margin. Increases in the cost of funds on deposits will continue in the third quarter due primarily to $166 million of retail certificates of deposit expected to mature during the quarter at an average cost of funds of 3.48% and $324 million of wholesale certificates of deposit maturing with a current average rate of 4.88%. In addition, the Company expects savings and money market accounts to continue to migrate to higher cost certificates of deposit.

Net Interest Income (Continued)

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,068	$14	5.39%	$782	$4	2.04%
Mortgage loans held for sale	34,536	576	6.68	78,096	1,158	5.93
Securities available for sale: (1)
Taxable	697,322	8,821	5.06	634,758	7,337	4.62
Tax-exempt	219,290	2,884	5.28	225,589	3,078	5.47
Securities held to maturity	219,298	2,508	4.57	257,529	2,970	4.61
Portfolio loans: (2)
Commercial loans	1,767,998	32,735	7.32	1,613,861	26,113	6.40
Residential real estate mortgage loans	2,294,472	31,483	5.49	2,172,126	28,459	5.24
Installment loans	721,242	13,411	7.46	747,193	11,727	6.30
Total loans, net of unearned income	4,783,712	77,629	6.46	4,533,180	66,299	5.83
Federal Home Loan Bank stock (at cost)	80,461	1,054	5.25	80,709	855	4.25
Total interest-earning assets	6,035,687	93,486	6.17	5,810,643	81,701	5.61
Allowance for loan losses	(42,853)			(41,986)
Cash and due from banks	44,591			46,963
Other assets	235,782			210,222
Total assets	$6,273,207			$6,025,842

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$181,350	$313	0.69%	$199,899	$231	0.46%
Savings and money market accounts	829,701	4,583	2.22	988,919	3,967	1.60
Retail certificates of deposit	1,179,905	11,497	3.91	986,261	7,900	3.21
Wholesale deposits	543,375	6,407	4.73	555,416	4,569	3.29
Total interest-bearing deposits	2,734,331	22,800	3.34	2,730,495	16,667	2.45
Short-term borrowings	1,168,438	14,099	4.77	1,076,191	8,325	3.06
Long-term FHLB advances and security repurchase agreements	1,596,644	17,180	4.26	1,429,282	15,919	4.41
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,549,413	55,154	3.96	5,285,968	41,986	3.16
Noninterest-bearing deposits	272,105			286,356
Other liabilities	43,865			42,342
Total liabilities	5,865,383			5,614,666
Shareholders’ equity	407,824			411,176
Total liabilities and shareholders’ equity	$6,273,207			$6,025,842

Net interest income/rate spread (FTE)		$38,332	2.21%		$39,715	2.45%

FTE adjustment		$871			$964

Impact of noninterest-
bearing sources of funds			0.33%			0.28%

Net interest margin (FTE)			2.54%			2.73%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$1	$9	$10
Mortgage loans held for sale	(713)	131	(582)
Securities available for sale:
Taxable	755	729	1,484
Tax-exempt	(86)	(108)	(194)
Securities held to maturity	(436)	(26)	(462)
Portfolio loans: (2)
Commercial loans	2,643	3,979	6,622
Residential real estate mortgage loans	1,637	1,387	3,024
Installment loans	(421)	2,105	1,684
Total loans, net of unearned income	3,859	7,471	11,330
Federal Home Loan Bank stock (at cost)	(3)	202	199
Total interest income	3,377	8,408	11,785

Interest Expense:
Interest-bearing demand deposits	(23)	105	82
Savings and money market	(719)	1,335	616
Retail certificates of deposit	1,704	1,893	3,597
Wholesale deposits	(102)	1,940	1,838
Total interest-bearing deposits	860	5,273	6,133
Short-term borrowings	768	5,006	5,774
Long-term FHLB advances and security repurchase agreements	1,808	(547)	1,261
Long-term debt	-	-	-
Total interest expense	3,436	9,732	13,168
Net interest income (FTE)	$(59)	$(1,324)	$(1,383)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 3 - Six Months Ended Net Interest Income (FTE)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$950	$22	4.99%	$1,421	$13	1.77%
Mortgage loans held for sale	30,362	967	6.37	95,767	2,820	5.89
Securities available for sale: (1)
Taxable	693,318	17,292	4.99	582,619	13,318	4.55
Tax-exempt	218,131	5,761	5.33	212,788	5,779	5.48
Securities held to maturity	222,203	5,207	4.69	246,181	5,661	4.60
Portfolio loans: (2)
Commercial loans	1,748,938	63,715	7.25	1,600,064	50,583	6.29
Residential real estate mortgage loans	2,256,270	61,329	5.44	2,146,300	55,965	5.21
Installment loans	725,698	26,353	7.32	741,881	22,553	6.13
Total loans, net of unearned income	4,730,906	151,397	6.39	4,488,245	129,101	5.75
Federal Home Loan Bank stock (at cost)	80,493	2,098	5.26	80,710	1,681	4.20
Total interest-earning assets	5,976,363	182,744	6.11	5,707,731	158,373	5.55
Allowance for loan losses	(42,706)			(41,875)
Cash and due from banks	43,990			49,046
Other assets	232,789			208,535
Total assets	$6,210,436			$5,923,437

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$181,895	$593	0.66%	$200,189	$452	0.46%
Savings and money market accounts	854,252	8,991	2.12	1,030,271	8,097	1.57
Retail certificates of deposit	1,158,052	21,677	3.77	950,572	14,908	3.16
Wholesale deposits	575,519	12,901	4.52	554,209	8,398	3.03
Total interest-bearing deposits	2,769,718	44,162	3.22	2,735,241	31,855	2.35
Short-term borrowings	1,117,662	25,569	4.55	985,279	13,945	2.81
Long-term FHLB advances and security repurchase agreements	1,550,038	32,984	4.23	1,420,863	31,549	4.42
Long-term debt	50,000	2,150	8.60	50,000	2,150	8.60
Total interest-bearing liabilities	5,487,418	104,865	3.82	5,191,383	79,499	3.06
Noninterest-bearing deposits	268,381			278,231
Other liabilities	45,575			41,710
Total liabilities	5,801,374			5,511,324
Shareholders’ equity	409,062			412,113
Total liabilities and shareholders’ equity	$6,210,436			$5,923,437

Net interest income/rate spread (FTE)		$77,879	2.29%		$78,874	2.49%

FTE adjustment		$1,730			$1,795

Impact of noninterest-
bearing sources of funds			0.31%			0.27%

Net interest margin (FTE)			2.60%			2.76%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 4 - Six Months Ended Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$(5)	$14	$9
Mortgage loans held for sale	(2,066)	213	(1,853)
Securities available for sale:
Taxable	2,633	1,341	3,974
Tax-exempt	144	(162)	(18)
Securities held to maturity	(563)	109	(454)
Portfolio loans: (2)
Commercial loans	4,974	8,158	13,132
Residential real estate mortgage loans	2,882	2,482	5,364
Installment loans	(508)	4,308	3,800
Total loans, net of unearned income	7,348	14,948	22,296
Federal Home Loan Bank stock (at cost)	(5)	422	417
Total interest income	7,486	16,885	24,371

Interest Expense:
Interest-bearing demand deposits	(45)	186	141
Savings and money market	(1,565)	2,459	894
Retail certificates of deposit	3,592	3,177	6,769
Wholesale deposits	327	4,176	4,503
Total interest-bearing deposits	2,309	9,998	12,307
Short-term borrowings	2,073	9,551	11,624
Long-term FHLB advances and security repurchase agreements	2,807	(1,372)	1,435
Long-term debt	-	-	-
Total interest expense	7,189	18,177	25,366
Net interest income (FTE)	$297	$(1,292)	$(995)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income decreased $927,000 for the quarter ended June 30, 2006, compared to the same period in 2005. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.8 million for the quarter ended June 30, 2006, an increase of $121,000, or 2%, compared to the second quarter of 2005. The increase was due primarily to a 10% increase in service charges. The Company sold $4.0 million of the guaranteed portion of SBA loans during the quarter ended June 30, 2006, resulting in gains of $269,000. During the quarter ended June 30, 2005, the Company sold $6.7 million of SBA loans for gains of $561,000.

For the six months ended June 30, 2006, total noninterest income decreased $4.7 million compared to the same period in 2005. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $11.2 million for the six months ended June 30, 2006, an increase of $352,000, or 3%, over the same period in 2005. This increase was primarily due to an 11% increase in service charges. The Company sold $11.7 million of the guaranteed portion of SBA loans during the six months ended June 30, 2006, resulting in gains of $817,000. During the six months ended June 30, 2005, the Company sold $13.9 million of SBA loans for gains of $953,000.

Mortgage Banking Income
The Company closed $292 million in single-family residential mortgage loans in the second quarter of 2006, a decrease of 29% compared to $409 million closed in the same period last year primarily due to rising interest rates. During the first half of 2006, mortgage loan closings were $517 million, a decrease of 31% compared to $754 million for the comparable period in 2005. Refinancings for the second quarter of 2006 were 31%, compared to 33% for the second quarter of 2005. During the first half of 2006, refinancing represented 37% of total closings compared to 39% for the first half of 2005.

For the three months ended June 30, 2006, mortgage banking income decreased $1.0 million, or 32%, to $2.2 million from $3.2 million a year earlier. The decrease was primarily due to lower levels of mortgage loans sold to the secondary market. Sales of mortgage loans held for sale were $85 million during the second quarter of 2006 compared to $122 million in the second quarter of 2005. The ratio of mortgage loan production income to mortgage loans sold was 2.96% for the second quarter of 2006, compared to 3.01% for the second of quarter 2005.

For the six months ended June 30, 2006, mortgage banking income decreased $5.0 million, or 56%, to $4.0 million from $9.0 million a year earlier. The decrease was primarily due to lower levels of mortgage loans sold to the secondary market. Sales of mortgage loans held for sale were $164 million during the first half of 2006 compared to $296 million in the first half of 2005. The ratio of mortgage loan production income to mortgage loans sold was 2.96% for the first six months of 2006, compared to 2.93% for the comparable period in 2005.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $2.5 million and $3.7 million for the second quarters of 2006 and 2005, respectively, and $4.9 million and $8.7 million for the six months ended June 30, 2006 and 2005, respectively. Commissions and incentives paid were $2.5 million and $4.0 million for the second quarters of 2006 and 2005, respectively, and $4.6 and $7.0 million for the six months ended June 30, 2006 and 2005, respectively. The SFAS 91 credit totaled $2.3 million and $3.1 million for the second quarters of 2006 and 2005, respectively. The SFAS 91 credit for the six months ended June 30, 2006 and 2005 totaled $3.9 million and $4.8 million, respectively.

Mortgage banking income also includes gains or losses on sale of residential real estate loans. During the second quarter and first six months of 2006, $1.1 million of residential real estate loans were sold for a loss of $142,000. Gains on sale of residential real estate loans totaled $448,000 for the second quarter of 2005 and $2.5 million for the six months ended June 30, 2005. Residential real estate loan sales totaled $52.7 million for the second quarter of 2005 and $179.3 million for the six months ended June 30, 2005.

During the quarter ended June 30, 2006, the Company had mortgage loan applications of $422 million and at June 30, 2006, the Company’s mortgage loan pipeline of applications in process was $300 million. The Company expects that mortgage loan closings will decrease between 20% and 25% for the quarter ended September 30, 2006 compared to the second quarter of 2006 due to rising interest rates and a general slow-down in the housing industry.

Noninterest Expense
Total noninterest expense for the quarter ended June 30, 2006, decreased $1.2 million, or 6%, to $20.1 million compared to $21.3 million for the second quarter of 2005. The decrease was primarily a result of a decrease of $944,000 in salaries and employee benefits. Total noninterest expense for the six months ended June 30, 2006, decreased $3.1 million, or 7%, to $41.0 million primarily resulting from a decrease of $2.0 million in salaries and employee benefits and a $600,000 decrease in other noninterest expense.

BALANCE SHEET ANALYSIS

ASSETS

At June 30, 2006, the Company had $6.3 billion in total assets, an increase of $265 million, or 4%, from $6.1 billion at December 31, 2005. The increase is primarily the result of an increase in the Company’s total portfolio loans and securities available for sale.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At June 30, 2006, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $846.2 million compared to $816.3 million at December 31, 2005. At June 30, 2006, $481.8 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $521.8 million at December 31, 2005.

Investment securities available for sale totaled $902.9 million at June 30, 2006, a $41.3 million increase from $861.6 million at December 31, 2005. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of callable U. S. Government agency securities during the first quarter of 2006. The investment securities available for sale portfolio constituted 14.2% of the Company’s total assets at June 30, 2006 and December 31, 2005.

Investment securities held to maturity totaled $215.2 million at June 30, 2006, a $12.0 million decrease from $227.3 million at December 31, 2005. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 3.4% of the Company’s total assets at June 30, 2006 compared to 3.7% at December 31, 2005.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at June 30, 2006:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$351,756	$-	$12,153	$339,603
Collateralized mortgage obligations	262,459	254	6,934	255,779
Mortgage-backed securities	97,611	2	3,317	94,296
Municipal and other securities	219,360	25	6,137	213,248
Total securities available for sale	$931,186	$281	$28,541	$902,926

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$183,394	$21	$7,781	$175,634
Mortgage-backed securities	31,836	-	1,320	30,516
Total securities held to maturity	$215,230	$21	$9,101	$206,150

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At June 30, 2006, all of the unrealized losses in the securities portfolio were comprised of investment grade municipalities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Certain securities with a carrying value of $873.7 million and $789.4 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $80.4 million and $80.5 million at June 30, 2006 and December 31, 2005, respectively.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $56.1 million at June 30, 2006, an increase of $17.8 million from $38.3 million at December 31, 2005 as the Company designated a higher percentage of closed loans for sale to the secondary market. Loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Portfolio Loans
Total portfolio loans were $4.8 billion at June 30, 2006, an increase of $201.2 million from $4.6 billion at December 31, 2005, due to increases in the commercial and residential portfolio loan balances. The commercial portfolio loan balance was $1.78 billion at June 30, 2006, an increase of $81.9 million from $1.7 billion at December 31, 2005. The increase was concentrated in real estate construction loans and commercial real estate mortgage loans.

The residential portfolio loan balance increased $133.4 million during the first six months of 2006. During the first six months of 2006, the Company retained $337 million of mortgage loans originated, 37% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first half of 2006 were $181 million.

The installment loan portfolio decreased $14.1 million during the first six months of 2006, primarily due to a decrease in home equity lines of credit.

The following table provides further information regarding the Company’s loan portfolio:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$28,554	0.6%	$28,314	0.6%
Real estate construction	416,807	8.6	360,999	7.8
Commercial real estate mortgage	1,334,456	27.6	1,308,557	28.3
Total commercial loans	1,779,817	36.8	1,697,870	36.7
Residential real estate mortgages	2,326,491	48.2	2,193,128	47.4
Installment loans:
Home equity lines of credit	353,912	7.3	390,373	8.4
Home equity term loans	195,320	4.1	170,352	3.7
Other consumer loans	173,948	3.6	176,535	3.8
Total installment loans	723,180	15.0	737,260	15.9
Total portfolio loans	$4,829,488	100.0%	$4,628,258	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of June 30, 2006, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

Non-Performing Assets
Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 days or more past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are generally applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered. There were no loans 90 days or more past due still accruing interest at either June 30, 2006 or December 31, 2005.

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Non-Performing Assets:
Non-accrual loans:
Commercial	$34,355	$27,344
Residential real estate mortgages	19,273	19,026
Installment	2,059	2,413
Total non-accrual loans	55,687	48,783
Other real estate owned:
Commercial	4,598	8,575
Residential real estate mortgages	5,592	3,029
Installment	861	712
Total other real estate owned	11,051	12,316
Total non-performing assets	$66,738	$61,099

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.38%	1.32%
Total assets	1.05%	1.00%

At June 30, 2006, $30.0 million, or 0.62% of total portfolio loans were 30-89 days delinquent, compared to $27.4 million, or 0.59%, at December 31, 2005. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of June 30, 2006, total potential problem loans, excluding those categorized as non-accrual loans, were $90.9 million, or 1.88% of total portfolio loans, compared to $51.1 million, or 1.10% of total portfolio loans at December 31, 2005. The majority of this increase is related to commercial real estate loans located in Ohio, Indianapolis, Indiana and Southeast Michigan. There is a possibility that some of this increase could move to non-accrual status in the third quarter.

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

At June 30, 2006 and December 31, 2005, the allowance for loan losses consisted of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions. The imprecision component of the allowance was $3.8 million at June 30, 2006 and $3.3 million at both March 31, 2006 and December 31, 2005. The increase in the imprecision component was a result of the increasing trend in potential problem loans during the quarter.

The following table provides an analysis of the allowance for loan losses:
	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Balance at January 1	$42,122	$41,818
Loans charged off	(2,871)	(3,596)
Recoveries of loans previously charged off	723	749
Net charge-offs	(2,148)	(2,847)
Provision charged to expense	3,150	2,900
Balance at June 30	$43,124	$41,871

Annualized net charge-offs as a percentage of average loans	.09%	.13%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.89%	.92%
Allowance for loan losses as a percentage of non-performing loans	77.44%	150.33%

Allowance for Loan Losses and Impaired Loans (Continued)
SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At June 30, 2006 and December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

	June 30,	December 31,
(In thousands)	2006	2005

Gross recorded investment in impaired loans (period-end)	$34,355	$27,344
Impaired loans requiring a specific allocated allowance	27,745	21,625
Specific impairment allowance	6,118	5,332

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

During the three months ended June 30, 2006, March 31, 2006 and June 30, 2005, the Company recorded a provision for loan losses of $1.8 million, $1.4 million and $1.4 million, respectively. The increase to the provision for loan losses during the second quarter of 2006 was primarily a result of the increasing trend in potential problem loans and a 5% increase in the specific impairment allowance over the first quarter of 2006.

Bank Owned Life Insurance

Republic Bank has purchased separate account bank owned life insurance to fund future employee benefit costs. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

LIABILITIES

Total liabilities were $5.94 billion at June 30, 2006, a $262 million, or 5% increase from $5.68 billion at December 31, 2005. This increase was primarily due to increases in short-term FHLB advances and long-term security repurchase agreements.

Deposits
Total deposits decreased $81 million to $3.06 billion at June 30, 2006 from $3.14 billion at December 31, 2005. Total retail deposits decreased $9 million from December 31, 2005. Wholesale deposits, which include municipal and brokered certificates of deposit, decreased $72 million from December 31, 2005.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the six months ended June 30, 2006 and the year ended December 31, 2005, were as follows:

	June 30, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Federal funds purchased	$477,500	$536,931	4.76%	$472,000	$457,625	3.41%
Security repurchase agreements	166,323	197,886	3.33	237,300	268,056	3.11
Total short-term borrowings	$643,823	$734,817	4.38%	$709,300	$725,681	3.30%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $176.5 million at June 30, 2006.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Short-term FHLB advances	$500,000	$382,845	4.88%	$218,000	$234,930	3.40%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $71.9 million and $339.1 million available in unused borrowings with the FHLB at June 30, 2006 and December 31, 2005, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Year-End
Long-term FHLB advances:
Bullet advances	$216,369	3.70%	$226,748	3.77%
Putable advances	750,000	4.85	750,000	4.85
Total long-term FHLB advances	966,369	4.59	976,748	4.59
Long-term security repurchase agreements	655,098	3.60	512,684	3.10
Total long-term FHLB advances and security
repurchase agreements	$1,621,467	4.19%	$1,489,432	4.08%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $696.2 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from July 2006 to May 2020.

CAPITAL
Shareholders’ equity was $407.2 million at June 30, 2006, compared to $404.5 million at December 31, 2005. The increase in shareholders’ equity during the first six months of 2006 resulted primarily from net income of $32.8 million, offset by $16.4 million in cash dividends to shareholders and $8.5 million in stock repurchases.

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

CAPITAL (Continued)
As of June 30, 2006, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	June 30, 2006	December 31, 2005
Total capital to risk-weighted assets (1)	12.03%	12.32%
Tier 1 capital to risk-weighted assets (1)	10.98	11.24
Tier 1 capital to average assets (1)	7.52	7.57

(1)	As defined by the regulations.

As of June 30, 2006, the Company’s total risk-based capital was $517 million and Tier 1 risk-based capital was $472 million, an excess of $87 million and $214 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At June 30, 2006, the cumulative one-year gap was a negative 10.42% of total earning assets.

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

As of June 30, 2006, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Projected change in net interest income over next twelve months	-7.42%	-3.32%	-1.57%	2.42%	4.15%	4.80%

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

The Company’s hedging program utilizes mandatory forward commitments to hedge the change in fair value of mortgage loans held for sale. For the six month period ending June 30, 2006, the Company elected to not apply special hedge accounting and accordingly recorded the mortgage loans held for sale at the lower of cost or market. There was no impact to mortgage banking income for the second quarter of 2006 as a result of this election.

At June 30, 2006, the Company had outstanding $57.8 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates. At June 30, 2006, the Company had outstanding mandatory forward commitments to sell $109.2 million of residential mortgage loans. These mandatory forward commitments were utilized to offset the change in the value of $55.4 million of mortgage loans held for sale and $53.8 million of IRLCs. The outstanding forward commitments to sell mortgage loans are expected to settle in the third quarter of 2006 without producing any material gains or losses.

IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, IRLCs and the associated mandatory forward commitments are recorded at fair value under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking income on the income statement. The fair value of IRLCs was a loss of $104,000 at June 30, 2006. The fair value of the associated mandatory forward commitments was a gain of $91,000 at June 30, 2006. The Company does not enter into derivative transactions for purely speculative purposes.

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

Interest Rate Swap Transactions (Continued)
The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at June 30, 2006 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	(1,071)	(1,458)	(2,529)
Weighted average:
Receive rate	-%	2.92%	3.24%	3.08%
Pay rate	-	4.77%	5.40%	5.09%

(1)	Variable interest rates - which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

Additional quantitative and qualitative disclosures about market risk are discussed throughout Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 13 of this report.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Republic Bancorp Inc. shares repurchased during the quarter ended June 30, 2006 were as follows:

Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Shares Available to be Purchased Under the Plans(1)
4/1/06 - 4/30/06	135,000	$11.42	135,000	2,478,152
5/1/06 - 5/31/06	130,000	11.49	130,000	2,348,152
6/1/06 - 6/30/06	-	-	-	2,348,152
Total	265,000	$11.45	265,000	2,348,152

(1)
On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. There were 348,152 shares available for repurchase at June 30, 2006 under this program.

On April 26, 2006, the Board of Directors approved the 2006 Stock Repurchase Program authorizing the repurchase of up to 2,000,000 shares. The 2006 Stock Repurchase Program will commence at the conclusion of the 2005 Stock Repurchase Program. There were 2,000,000 available for repurchase at June 30, 2006 under this program.

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

REPUBLIC BANCORP INC.
(Registrant)

Date: August 7, 2006	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)