Form 10-Q
period 2006-09-30
REPUBLIC BANCORP INC
filed 2006-11-08
CIK 813808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
☐Yes ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2006:
Common Stock, $5 Par Value Per Share	74,648,000 Shares

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	2

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27 - 29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	30

Item 6.	Exhibits	30

SIGNATURE		31

Exhibit 12 -	Calculations of Ratios of Earnings to Combined Fixed Charges

Exhibits 31(a)-(b) -	Certifications of the Principal Executive Officer and Principal Financial Officer

Exhibits 32(a)-(b) -	Certifications of the Chief Executive Officer and Chief Financial Officer

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$53,119	$52,527
Mortgage loans held for sale	107,659	38,259
Securities available for sale, at market	896,446	861,623
Securities held to maturity, at cost	207,239	227,262
Loans, net of unearned income	4,666,230	4,628,258
Less allowance for loan losses	(44,284)	(42,122)
Net loans	4,621,946	4,586,136
Federal Home Loan Bank stock, at cost	79,406	80,525
Premises and equipment	25,538	26,586
Bank owned life insurance	118,423	116,519
Other assets	98,472	92,329
Total assets	$6,208,248	$6,081,766

LIABILITIES
Noninterest-bearing deposits	$267,223	$284,932
Interest-bearing deposits:
NOW accounts	175,271	187,190
Savings and money market accounts	771,625	932,048
Retail certificates of deposit	1,204,849	1,102,188
Wholesale deposits	615,851	636,585
Total interest-bearing deposits	2,767,596	2,858,011
Total deposits	3,034,819	3,142,943
Federal funds purchased and other short-term borrowings	763,803	709,300
Short-term FHLB advances	300,000	218,000
Long-term FHLB advances and security repurchase agreements	1,576,439	1,489,432
Accrued expenses and other liabilities	56,208	67,632
Long-term debt	50,000	50,000
Total liabilities	5,781,269	5,677,307

SHAREHOLDERS’ EQUITY
Preferred stock, $25 stated value: $2.25 cumulative and convertible; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $5 par value, 100,000,000 shares authorized; 74,631,000 and 74,976,000 issued and outstanding, respectively	373,156	374,882
Capital surplus	34,819	36,721
Retained earnings	27,520	3,114
Accumulated other comprehensive loss	(8,516)	(10,258)
Total shareholders’ equity	426,979	404,459
Total liabilities and shareholders’ equity	$6,208,248	$6,081,766

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$81,160	$70,556	$233,524	$202,477
Interest on investment securities and FHLB stock dividends	13,794	12,795	42,444	37,452
Total interest income	94,954	83,351	275,968	239,929

Interest Expense:
Deposits	25,876	19,118	70,038	50,973
Short-term borrowings	15,257	9,147	40,826	23,092
Long-term FHLB advances and security repurchase agreements	17,444	15,931	50,428	47,480
Long-term debt	1,075	1,075	3,225	3,225
Total interest expense	59,652	45,271	164,517	124,770
Net interest income	35,302	38,080	111,451	115,159
Provision for loan losses	2,450	1,400	5,600	4,300
Net interest income after provision for loan losses	32,852	36,680	105,851	110,859

Noninterest Income:
Service charges	3,230	3,318	9,538	9,007
Mortgage banking income	3,093	4,760	7,112	13,817
Gain on sale of securities	41	447	109	1,174
Gain on sale of SBA loans	559	628	1,376	1,581
Income from bank owned life insurance	1,023	1,083	2,983	3,176
Other noninterest income	638	775	2,704	2,180
Total noninterest income	8,584	11,011	23,822	30,935

Noninterest Expense:
Salaries and employee benefits	10,994	15,337	34,720	41,103
Occupancy expense of premises	2,415	2,603	7,539	7,799
Equipment expense	1,347	1,565	4,200	4,788
Other noninterest expense	3,520	4,393	12,866	14,339
Merger related expense	105	-	105	-
Total noninterest expense	18,381	23,898	59,430	68,029
Income before income taxes	23,055	23,793	70,243	73,765
Provision for income taxes	6,847	6,571	21,222	21,761
Net Income	$16,208	$17,222	$49,021	$52,004

Basic earnings per share	$.22	$.23	$.66	$.68

Diluted earnings per share	$.22	$.22	$.65	$.67

Average common shares outstanding - diluted	75,251	76,577	75,305	77,486

Cash dividends declared per common share	$.11	$.10	$.33	$.30

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$49,021	$52,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,513	7,139
Stock-based compensation expense	1,532	1,859
Net gains on sale of securities available for sale	(109)	(1,174)
Net gains on sale of commercial and residential real estate loans	(2,081)	(4,725)
Proceeds from sale of mortgage loans held for sale	328,507	542,411
Origination of mortgage loans held for sale	(397,907)	(528,937)
Net decrease in other assets	(6,774)	(23,258)
Net (decrease) increase in other liabilities	(11,424)	620
Other, net	2,181	129
Total adjustments	(80,562)	(5,936)
Net cash (used in) provided by operating activities	(31,541)	46,068

Cash Flows From Investing Activities:
Proceeds from sale of securities available for sale	15,431	198,159
Proceeds from calls and principal payments of securities available for sale	49,629	89,843
Proceeds from principal payments of securities held to maturity	19,944	36,459
Purchases of securities available for sale	(98,035)	(473,354)
Purchases of securities held to maturity	-	(50,921)
Proceeds from sale of commercial and residential real estate loans	119,359	259,952
Net increase in loans made to customers	(155,876)	(406,415)
Purchases of premises and equipment	(2,622)	(4,556)
Net cash used in investing activities	(52,170)	(350,833)

Cash Flows From Financing Activities:
Net (decrease) increase in total deposits	(108,124)	168,396
Net increase in short-term borrowings	54,503	180,475
Net increase (decrease) in short-term FHLB advances	82,000	(25,000)
Proceeds from long-term FHLB advances and security repurchase agreements	214,485	113,250
Payments on long-term FHLB advances and security repurchase agreements	(127,931)	(64,612)
Net proceeds from issuance of common shares	1,905	7,282
Excess tax benefits of stock-based awards	603	-
Repurchase of common shares	(8,507)	(37,235)
Dividends paid on common shares	(24,631)	(23,067)
Net cash provided by financing activities	84,303	319,489

Net increase in cash and cash equivalents	592	14,724
Cash and cash equivalents at beginning of period	52,527	53,671
Cash and cash equivalents at end of period	$53,119	$68,395

See notes to consolidated financial statements.

REPUBLIC BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of Republic Bancorp Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet as of December 31, 2005 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 3 - Pending Transaction
On June 27, 2006, Citizens Banking Corporation (NASDAQ symbol CBCF) and Republic Bancorp Inc. announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorporation. On October 24, 2006, Citizens filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) that included a definitive proxy statement/prospectus. The definitive proxy statement/prospectus was also sent to shareholders for their review. Citizens and Republic will each hold a special shareholders’ meeting on November 30, 2006 to approve the issuance of Citizens stock and to approve and adopt the merger agreement, respectively. The merger is expected to be completed in the fourth quarter of 2006, subject to regulatory and shareholder approvals and other customary closing conditions.

Note 4 - Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information for the nine months ended September 30, include:

(In thousands)	2006	2005
Cash paid during the period for:
Interest	$164,049	$123,874
Income taxes	$24,700	$22,229

Non-cash investing activities:
Loan charge-offs	$4,377	$5,442
Loans transferred to other real estate owned	$15,599	$16,540

Certain reclassifications have been made within the operating activities section of the consolidated statement of cash flows for the nine months ended September 30, 2005 in order to conform to the 2006 presentation.

Note 5 - Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Net income	$16,208	$17,222	$49,021	$52,004

Unrealized holding gains (losses) on securities, net of tax (credit) of $5,320, ($1,464), $976 and ($649), respectively	9,880	(2,719)	1,813	(1,206)
Reclassification adjustment for gains included in net income, net of tax of $14, $156, $38 and $411, respectively	(27)	(291)	(71)	(763)
Net unrealized gains (losses) on securities, net of tax	9,853	(3,010)	1,742	(1,969)
Comprehensive income	$26,061	$14,212	$50,763	$50,035

Note 6 - Intangible Assets
The following table summarizes the Company’s core deposit intangible asset which is subject to amortization:

(In thousands)	September 30, 2006	December 31, 2005
Core Deposit Intangible Asset:
Gross carrying amount	$10,883	$10,883
Accumulated amortization	8,523	7,880
Net book value	$2,360	$3,003

Amortization expense on the core deposit intangible asset totaled $217,000 and $244,000 for the quarters ended September 30, 2006 and 2005, and $643,000 and $741,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company expects core deposit intangible amortization expense to be $861,000, $868,000, $690,000, $156,000 and $156,000 for each of the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 7 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005(1)	2006	2005(1)
Numerator for basic and diluted earnings per share:
Net income	$16,208	$17,222	$49,021	$52,004

Denominator for basic earnings per share - weighted-average shares	74,570	75,740	74,653	76,630
Effect of dilutive securities:
Stock options	642	778	611	795
Warrants	39	59	41	61
Dilutive potential common shares	681	837	652	856
Denominator for diluted earnings per share—adjusted weighted-average shares for assumed conversions	75,251	76,577	75,305	77,486

Basic earnings per share	$.22	$.23	$.66	$.68
Diluted earnings per share	$.22	$.22	$.65	$.67

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

The following table presents the financial results of each business segment for the three months ended September 30, 2006 and 2005.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2006
Net interest income from external customers	$33,856	$(10,920)	$2,920	$9,446	$35,302
Internal funding	(16,204)	34,565	(1,794)	(16,567)	-
Net interest income	17,652	23,645	1,126	(7,121)	35,302
Provision for loan losses(1)	982	-	23	1,445	2,450
Noninterest income	989	3,285	3,141	1,169	8,584
Noninterest expense	2,294	7,424	3,289	5,374	18,381
Income before taxes	15,365	19,506	955	(12,771)	23,055
Income taxes	5,378	6,827	334	(5,692)	6,847
Net income	$9,987	$12,679	$621	$(7,079)	$16,208

Depreciation and amortization	$20	$680	$212	$991	$1,903
Capital expenditures	$-	$57	$2	$62	$121
Net identifiable assets (in millions)	$1,772	$2,718	$184	$1,534	$6,208
Return on equity(2)	22.62%	39.08%	25.50%	n/m	15.48%
Return on assets	2.26%	1.86%	1.27%	n/m	1.03%
Efficiency ratio	12.31%	27.57%	77.08%	n/m	41.09%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Three Months Ended September 30, 2005
Net interest income from external customers	$28,041	$(7,920)	$3,881	$14,078	$38,080
Internal funding	(11,950)	34,512	(1,993)	(20,569)	-
Net interest income	16,091	26,592	1,888	(6,491)	38,080
Provision for loan losses(1)	1,155	195	162	(112)	1,400
Noninterest income	1,020	3,385	5,563	1,043	11,011
Noninterest expense	3,055	8,293	4,972	7,578	23,898
Income before taxes	12,901	21,489	2,317	(12,914)	23,793
Income taxes	4,516	7,521	811	(6,277)	6,571
Net income	$8,385	$13,968	$1,506	$(6,637)	$17,222

Depreciation and amortization	$25	$714	$488	$1,398	$2,625
Capital expenditures	$4	$2,152	$19	$218	$2,393
Net identifiable assets (in millions)	$1,659	$2,940	$240	$1,242	$6,081
Return on equity(2)	20.38%	40.08%	44.23%	n/m	16.87%
Return on assets	2.04%	1.91%	2.21%	n/m	1.14%
Efficiency ratio	17.85%	27.66%	66.73%	n/m	48.26%

(1)	The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio.
(2)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	-- Not meaningful

Note 8 - Segment Information (Continued)
The following table presents the financial results of each business segment for the nine months ended September 30, 2006 and 2005.

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2006
Net interest income from external customers	$97,078	$(28,669)	$7,803	$35,239	$111,451
Internal funding	(44,359)	102,287	(4,689)	(53,239)	-
Net interest income	52,719	73,618	3,114	(18,000)	111,451
Provision for loan losses(1)	2,290	100	277	2,933	5,600
Noninterest income	3,297	9,738	9,354	1,433	23,822
Noninterest expense	7,723	22,904	11,251	17,552	59,430
Income before taxes	46,003	60,352	940	(37,052)	70,243
Income taxes	16,101	21,123	329	(16,331)	21,222
Net income	$29,902	$39,229	$611	$(20,721)	$49,021

Depreciation and amortization	$56	$2,052	$663	$2,742	$5,513
Capital expenditures	$1	$1,969	$134	$518	$2,622
Net identifiable assets (in millions)	$1,772	$2,718	$184	$1,534	$6,208
Return on equity(2)	22.89%	39.77%	8.87%	n/m	15.85%
Return on assets	2.29%	1.89%	0.44%	n/m	1.05%
Efficiency ratio	13.79%	27.48%	90.24%	n/m	43.13%

(In thousands)	Commercial	Retail	Mortgage	Treasury and Other	Consolidated
For the Nine Months Ended September 30, 2005
Net interest income from external customers	$78,165	$(20,762)	$10,149	$47,607	$115,159
Internal funding	(32,511)	98,624	(5,085)	(61,028)	-
Net interest income	45,654	77,862	5,064	(13,421)	115,159
Provision for loan losses(1)	3,063	732	400	105	4,300
Noninterest income	2,610	9,241	14,687	4,397	30,935
Noninterest expense	8,999	24,362	14,894	19,774	68,029
Income before taxes	36,202	62,009	4,457	(28,903)	73,765
Income taxes	12,671	21,703	1,560	(14,173)	21,761
Net income	$23,531	$40,306	$2,897	$(14,730)	$52,004

Depreciation and amortization	$79	$2,181	$1,353	$3,526	$7,139
Capital expenditures	$20	$2,736	$82	$1,718	$4,556
Net identifiable assets (in millions)	$1,659	$2,940	$240	$1,242	$6,081
Return on equity(2)	19.57%	38.81%	31.15%	n/m	16.88%
Return on assets	1.96%	1.85%	1.56%	n/m	1.16%
Efficiency ratio	18.65%	27.97%	75.41%	n/m	46.09%

(1)	The provision for loan losses for each segment reflects net charge-offs in each segment and the maintenance of a fixed allowance for loan losses to loans ratio.
(2)	Capital is allocated as a percentage of assets of 10% and 5% for the commercial and mortgage banking segments, respectively and is allocated as a percentage of deposits of 5% for the retail segment.
n/m	-- Not meaningful

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Accordingly, prior periods were not restated to reflect the impact of adopting the new standard.

The Company utilizes a Black-Scholes option-pricing model to value options and warrants granted to employees and non-employee directors in accordance with SFAS 123 and SFAS 123(R). There have been no grants of warrants and no significant grants of options since 2002. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the vesting period, which is equivalent to the requisite service period. Upon retirement, employees forfeit any unvested awards. Prior to the adoption of SFAS 123(R), forfeitures were accounted for as they occurred. Subsequent to the adoption of SFAS 123(R), forfeitures, which are not significant, are estimated.

The adoption of SFAS 123(R) did not have a significant impact on income before income taxes or net income for the nine months ended September 30, 2006 and had no impact on basic or dilutive earnings per share.

The Company receives a tax deduction for certain stock option and stock warrant exercises during the period the options and warrants are exercised, generally for the excess of the price at which the options and warrants are sold over the exercise prices. The Company also receives an additional tax deduction for restricted stock that vests at a market price in excess of the price at the date of grant. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123(R), for the nine months ended September 30, 2006, the Company reported the tax benefits in excess of recognized compensation expense, which totaled $603,000, as financing cash flows on the consolidated statement of cash flows.

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

The compensation cost that has been charged to expense for the Company’s stock-based compensation plans was $576,000 and $696,000 for the third quarters of 2006 and 2005, respectively and $1.5 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. Such expense is included in salaries and employee benefits on the consolidated statements of income. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $202,000 and $243,000 for the third quarters of 2006 and 2005, respectively and $536,000 and $651,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note 9 - Stock Based Compensation (Continued)
The following table presents net income and earnings per share had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123(R) for all outstanding and unvested awards for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share data)	2005	2005

Net income (as reported)	$17,222	$52,004
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	452	1,208
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(505)	(1,396)
Net income (pro forma)	$17,169	$51,816

Basic earnings per share (as reported)	$.23	$.68
Basic earnings per share (pro forma)	.23	.68

Diluted earnings per share (as reported)	$.22	$.67
Diluted earnings per share (pro forma)	.22	.67

Stock Options

The Company awards stock options to officers and key employees under the 1998 Stock Option Plan (1998 Plan) and the 1997 Stock Option Plan (1997 Plan). The 1998 Plan, which was approved by the Company’s shareholders and adopted effective February 19, 1998, and was amended April 26, 2000, authorizes the issuance of up to 4,207,456 options to purchase common shares at exercise prices equal to the market value of the Company’s common stock on the date of grant. Of the 4,207,456 options to purchase common shares under the 1998 Stock Option Plan, up to 1,948,717 options may be issued pursuant to options which may be granted under the Voluntary Management Stock Accumulation Program which was also approved by the Company’s shareholders and adopted effective February 19, 1998. Options are exercisable according to a four-year vesting schedule whereby 25% vest annually, based on the one through four year anniversary of the grant date. Options granted pursuant to the Voluntary Management Stock Accumulation Program fully vest after the third anniversary date of the option grant date. All options have a maximum contractual life of ten years from the date of grant. At September 30, 2006 and December 31, 2005, options available for future grant under the 1998 Stock Option Plan totaled 1,109,971 and 1,106,021, respectively. Options available for future grant under the 1997 Stock Option Plan totaled 451,066 at both September 30, 2006 and December 31, 2005.

The following table presents stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at January 1, 2006	2,367,472	$7.05
Granted	3,600	12.40
Exercised	(272,197)	5.74
Forfeited, cancelled and expired	(7,550)	8.91
Outstanding at September 30, 2006	2,091,325	$7.23	3.3	$12,767
Exercisable at September 30, 2006	2,083,893	$7.21	3.3	$12,756

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.9 million and $2.2 million, respectively. Net cash proceeds from the exercise of stock options were $1.6 million for the nine months ended September 30, 2006. The actual income tax benefit realized from stock option exercises was $481,000 for the same period. As of September 30, 2006, the unrecognized compensation cost related to unvested options outstanding was insignificant and the impact of forfeitures on both the expense recognized and the remaining unrecognized expense is insignificant.

Note 9 - Stock Based Compensation (Continued)
Stock Warrants

The Company has a Director Compensation Plan that was approved by its shareholders and provides for its ability to issue 1,500 warrants annually to each of the Company's outside directors. Stock warrants were granted at exercise prices equal to the market value of the Company's common stock on the date of grant, were immediately exercisable, and had maximum contractual lives of ten years. At September 30, 2006, 133,251 warrants were outstanding with exercise prices ranging from $4.80 to $9.97. Starting in 2003, in lieu of warrants, an annual retainer payable in common stock was issued to each director. At September 30, 2006, the aggregate intrinsic value of warrants outstanding was $804,000. The total intrinsic value of warrants exercised in the nine months ended September 30, 2006 was $348,000. The actual income tax benefit realized from stock warrant exercises was $121,900 for the same period.

Incentive Stock Plan

The Company's Incentive Stock Plan, which was approved by the Company's shareholders, authorizes the grant of restricted common shares so that the total number of restricted shares that may be outstanding at any time under the Plan shall not exceed five percent of the issued and outstanding common stock of the Company. At September 30, 2006, the maximum number of authorized shares allowed for grant totaled 3,731,558. Restriction periods for these shares exist for a period of one to four years. Restricted shares are forfeited if employment is terminated before the restriction period expires. As of September 30, 2006 and December 31, 2005, 719,665 and 795,998 common shares, respectively, have been awarded and are still subject to restrictions under the Incentive Stock Plan. Compensation expense is recognized over the restriction period and is included in salaries and employee benefits expense in the consolidated statements of income.

The following table summarizes the restricted (nonvested) shares for the nine months ended September 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	795,998	$11.811
Granted	91,144	12.270
Vested	(120,726)	12.776
Forfeited	(46,751)	11.747
Nonvested at September 30, 2006	719,665	$11.711

Compensation expense for restricted stock totaled $1.5 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $3.1 million of unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.35 years. The total fair value of shares that vested during the first nine months of 2006 was $1.4 million based on the market value on the date of vesting.

Stock Repurchases

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises and restricted stock awards. During the nine months ended September 30, 2006, the Company repurchased 714,700 shares at a weighted average repurchase price of $11.90 per share. Shares repurchased during 2006 in excess of stock option exercises and restricted stock awards have been cancelled.

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

Note 10 - Off-Balance Sheet Instruments (Continued)
The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to the Company’s loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counterparty, the Company may require the counterparty to provide collateral as security for the agreement, including real estate, accounts receivable, inventories and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counterparty defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. The Company maintains a separate allowance for probable credit losses inherent in unfunded loan commitments. The separate allowance is included in “accrued expenses and other liabilities” and the balance was $1.7 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively. Deferred revenue recorded for standby letters of credit was $446,000 and $342,000 at September 30, 2006 and December 31, 2005, respectively.

The following table presents the contractual amounts of the Company’s off-balance sheet financial instruments outstanding at September 30, 2006 and December 31, 2005.

(In thousands)	September 30, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to fund residential real estate loans	$141,216	$201,846
Commitments to fund commercial real estate construction loans and lines of credit	344,526	375,054
Commitments to fund the pipeline of commercial real estate loans	164,542	225,878
Other unused commitments to extend credit	400,888	418,158
Standby letters of credit	108,548	125,338

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

Note 12 - Pending Accounting Pronouncements
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48) in June 2006. FIN 48 clarifies the accounting for uncertain tax positions and requires the Company to recognize, in its financial statements, the impact of a tax position, if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. The Interpretation provides guidance on measurement, de-recognition of tax benefits, classification, accounting disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recorded as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt the provisions of FIN 48 for the first quarter 2007 and is currently evaluating the guidance contained in FIN 48 to determine the effect adoption of the guidance will have on the Company’s financial condition and results of operations.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

PENDING TRANSACTION
On June 27, 2006, Citizens Banking Corporation (NASDAQ symbol CBCF) and Republic Bancorp Inc. announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorporation. On October 24, 2006, Citizens filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) that included a definitive proxy statement/prospectus. The definitive proxy statement/prospectus was also sent to shareholders for their review. Citizens and Republic will each hold a special shareholders’ meeting on November 30, 2006 to approve the issuance of Citizens stock and to approve and adopt the merger agreement, respectively. The merger is expected to be completed in the fourth quarter of 2006, subject to regulatory and shareholder approvals and other customary closing conditions.

EARNINGS PERFORMANCE
The Company reported net income for the quarters ended September 30, 2006 and September 30, 2005 of $16.2 million and $17.2 million, respectively. Diluted earnings per share for the third quarter of 2006 and 2005 were $.22. Annualized returns on average assets and average shareholders’ equity for the quarter ended September 30, 2006 were 1.03% and 15.48%, respectively.

Net income for the nine months ended September 30, 2006 was $49.0 million, compared to net income of $52.0 million earned for the same period in 2005. For the nine month period ending September 30, 2006, diluted earnings per share were $.65, compared to $.67 earned in 2005. Annualized returns on average assets and average shareholders’ equity for the first nine months of 2006 were 1.05% and 15.85%, respectively.

RESULTS OF OPERATIONS

Net Interest Income
The following discussion should be read in conjunction with Tables 1 through 4 on pages 14-17, which identify and quantify the components impacting net interest income for the three and nine months ended September 30, 2006 and 2005.

Net interest income, on a fully taxable equivalent (FTE) basis, was $36.2 million for the third quarter of 2006 compared to $39.0 million for the third quarter of 2005, a decrease of 7%. The decrease was primarily the result of a decline in the net interest margin, which was partially offset by a 4% increase in average earning assets for the quarter ended September 30, 2006. The net interest margin (FTE) was 2.40% for the quarter ended September 30, 2006, a decrease of 27 basis points from 2.67% during the third quarter of 2005. The decrease in the margin was primarily attributable to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

Average interest earning assets increased $213 million, or 4%, primarily as a result of an increase in the average portfolio loan balance of $233 million, or 5%, during the third quarter of 2006 compared to the third quarter of 2005. The increase in the average portfolio loan balance reflects a $123 million, or 7%, increase in average commercial loans, a $146 million, or 7%, increase in average residential real estate mortgage loans and a $36 million, or 5%, decrease in average installment loans. Average total interest bearing liabilities increased $245 million for the third quarter of 2006 compared to the third quarter of 2005 due to a $137 million increase in average short-term borrowings and a $152 million increase in average long-term FHLB advances and security repurchase agreements, offset by a $43 million decrease in total average interest-bearing deposits.

For the nine months ended September 30, 2006, net interest income (FTE) was $114.1 million, compared to $117.8 million for the first nine months of 2005. The decrease was primarily the result of a decline in the net interest margin, which was partially offset by a 4% increase in average earning assets for the nine months ended September 30, 2006. The net interest margin (FTE) for the nine months ended September 30, 2006, declined 20 basis points to 2.53% from 2.73% for the comparable period in 2005. The decrease in the margin was due to the Company’s yield on earning assets increasing less than the increase in the cost of funds on interest-bearing liabilities.

The Company expects the fourth quarter of 2006 to continue to be challenging for its net interest margin. Increases in the cost of funds on deposits will continue in the fourth quarter due primarily to the continued migration of lower-cost savings deposit accounts to higher-cost certificates of deposit and due to $136 million of retail certificates of deposit expected to mature during the quarter at an average cost of funds of 3.72%.

Net Interest Income (Continued)

Table 1 - Quarterly Net Interest Income (FTE)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,454	$12	3.53%	$1,125	$9	3.26%
Mortgage loans held for sale	62,634	1,025	6.55	123,039	1,811	5.89
Securities available for sale: (1)
Taxable	681,533	8,566	5.03	620,465	7,142	4.60
Tax-exempt	218,541	2,900	5.26	203,673	2,762	5.38
Securities held to maturity	211,498	2,399	4.54	246,915	2,795	4.53
Portfolio loans: (2)
Commercial loans	1,785,509	34,103	7.47	1,662,161	28,295	6.66
Residential real estate mortgage loans	2,284,742	32,025	5.61	2,138,468	28,017	5.24
Installment loans	715,830	14,007	7.76	752,278	12,433	6.56
Total loans, net of unearned income	4,786,081	80,135	6.63	4,552,907	68,745	5.98
Federal Home Loan Bank stock (at cost)	79,717	805	4.01	80,518	965	4.75
Total interest-earning assets	6,041,458	95,842	6.29	5,828,642	84,229	5.73
Allowance for loan losses	(43,543)			(42,098)
Cash and due from banks	44,338			51,647
Other assets	239,668			212,929
Total assets	$6,281,921			$6,051,120

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$179,763	$379	0.84%	$193,258	$266	0.55%
Savings and money market accounts	797,106	5,019	2.50	998,537	4,738	1.88
Retail certificates of deposit	1,197,760	12,836	4.25	1,031,360	8,693	3.34
Wholesale deposits	590,560	7,642	5.13	584,836	5,421	3.68
Total interest-bearing deposits	2,765,189	25,876	3.71	2,807,991	19,118	2.70
Short-term borrowings	1,159,512	15,257	5.15	1,022,939	9,147	3.50
Long-term FHLB advances and security repurchase agreements	1,577,589	17,444	4.33	1,425,914	15,931	4.37
Long-term debt	50,000	1,075	8.60	50,000	1,075	8.60
Total interest-bearing liabilities	5,552,290	59,652	4.23	5,306,844	45,271	3.36
Noninterest-bearing deposits	273,060			292,012
Other liabilities	37,865			43,931
Total liabilities	5,863,215			5,642,787
Shareholders’ equity	418,706			408,333
Total liabilities and shareholders’ equity	$6,281,921			$6,051,120

Net interest income/rate spread (FTE)		$36,190	2.06%		$38,958	2.37%

FTE adjustment		$888			$878

Impact of noninterest-
bearing sources of funds			0.34%			0.30%

Net interest margin (FTE)			2.40%			2.67%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 2 - Quarter Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$2	$1	$3
Mortgage loans held for sale	(970)	184	(786)
Securities available for sale:
Taxable	730	694	1,424
Tax-exempt	199	(61)	138
Securities held to maturity	(402)	6	(396)
Portfolio loans: (2)
Commercial loans	2,201	3,607	5,808
Residential real estate mortgage loans	1,972	2,036	4,008
Installment loans	(616)	2,190	1,574
Total loans, net of unearned income	3,557	7,833	11,390
Federal Home Loan Bank stock (at cost)	(10)	(150)	(160)
Total interest income	3,106	8,507	11,613

Interest Expense:
Interest-bearing demand deposits	(20)	133	113
Savings and money market	(1,068)	1,349	281
Retail certificates of deposit	1,541	2,602	4,143
Wholesale deposits	54	2,167	2,221
Total interest-bearing deposits	507	6,251	6,758
Short-term borrowings	1,348	4,762	6,110
Long-term FHLB advances and security repurchase agreements	1,656	(143)	1,513
Long-term debt	-	-	-
Total interest expense	3,511	10,870	14,381
Net interest income (FTE)	$(405)	$(2,363)	$(2,768)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 3 - Nine Months Ended Net Interest Income (FTE)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets:
Short-term investments	$1,120	$34	4.53%	$1,321	$22	2.20%
Mortgage loans held for sale	41,237	1,992	6.44	104,960	4,630	5.88
Securities available for sale: (1)
Taxable	689,243	25,858	5.00	595,373	20,458	4.53
Tax-exempt	218,269	8,661	5.31	209,717	8,543	5.45
Securities held to maturity	218,595	7,606	4.64	246,429	8,457	4.58
Portfolio loans: (2)
Commercial loans	1,761,263	97,818	7.32	1,620,991	78,879	6.42
Residential real estate mortgage loans	2,265,865	93,354	5.49	2,143,661	83,982	5.22
Installment loans	722,374	40,360	7.47	745,385	34,986	6.28
Total loans, net of unearned income	4,749,502	231,532	6.47	4,510,037	197,847	5.83
Federal Home Loan Bank stock (at cost)	80,231	2,903	4.84	80,645	2,646	4.39
Total interest-earning assets	5,998,197	278,586	6.17	5,748,482	242,603	5.60
Allowance for loan losses	(42,989)			(41,950)
Cash and due from banks	43,826			49,922
Other assets	235,414			210,018
Total assets	$6,234,448			$5,966,472

Average Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$181,177	$972	0.72%	$197,853	$718	0.49%
Savings and money market accounts	834,997	14,009	2.24	1,019,600	12,837	1.68
Retail certificates of deposit	1,171,433	34,514	3.94	977,798	23,600	3.23
Wholesale deposits	580,587	20,543	4.73	564,508	13,818	3.27
Total interest-bearing deposits	2,768,194	70,038	3.38	2,759,759	50,973	2.47
Short-term borrowings	1,131,765	40,826	4.76	997,970	23,092	3.05
Long-term FHLB advances and security repurchase agreements	1,559,322	50,428	4.26	1,422,232	47,480	4.40
Long-term debt	50,000	3,225	8.60	50,000	3,225	8.60
Total interest-bearing liabilities	5,509,281	164,517	3.96	5,229,961	124,770	3.16
Noninterest-bearing deposits	269,958			282,875
Other liabilities	42,931			42,783
Total liabilities	5,822,170			5,555,619
Shareholders’ equity	412,278			410,853
Total liabilities and shareholders’ equity	$6,234,448			$5,966,472

Net interest income/rate spread (FTE)		$114,069	2.21%		$117,833	2.44%

FTE adjustment		$2,618			$2,674

Impact of noninterest-
bearing sources of funds			0.32%			0.29%

Net interest margin (FTE)			2.53%			2.73%

(1)	To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.
(2)	Non-accrual loans and overdrafts are included in average balances.

Net Interest Income (Continued)

Table 4 - Nine Months Ended Rate/Volume Analysis

Increase (decrease) due to change in:	Volume(1)	Rate(1)	Net Change

Interest Income:
Short-term investments	$(4)	$16	$12
Mortgage loans held for sale	(3,043)	405	(2,638)
Securities available for sale:
Taxable	3,257	2,143	5,400
Tax-exempt	343	(225)	118
Securities held to maturity	(961)	110	(851)
Portfolio loans: (2)
Commercial loans	7,228	11,711	18,939
Residential real estate mortgage loans	4,913	4,459	9,372
Installment loans	(1,111)	6,485	5,374
Total loans, net of unearned income	11,030	22,655	33,685
Federal Home Loan Bank stock (at cost)	(14)	271	257
Total interest income	10,608	25,375	35,983

Interest Expense:
Interest-bearing demand deposits	(65)	319	254
Savings and money market	(2,602)	3,774	1,172
Retail certificates of deposit	5,173	5,741	10,914
Wholesale deposits	403	6,322	6,725
Total interest-bearing deposits	2,909	16,156	19,065
Short-term borrowings	3,423	14,311	17,734
Long-term FHLB advances and security repurchase agreements	4,462	(1,514)	2,948
Long-term debt	-	-	-
Total interest expense	10,794	28,953	39,747
Net interest income (FTE)	$(186)	$(3,578)	$(3,764)

(1)	Variances attributable jointly to volume and rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
(2)	Non-accrual loans and overdrafts are included in average balances.

Noninterest Income
Total noninterest income decreased $2.4 million for the quarter ended September 30, 2006, compared to the same period in 2005. The decrease was primarily due to lower levels of mortgage banking income. Details of mortgage banking income are presented below. Exclusive of mortgage banking income, noninterest income was $5.5 million for the quarter ended September 30, 2006, a decrease of $760,000 compared to the third quarter of 2005. The decrease was due primarily to a $406,000 decrease in gain on sale of securities. In addition, the Company sold $7.4 million of the guaranteed portion of SBA loans during the quarter ended September 30, 2006, resulting in gains of $559,000. During the quarter ended September 30, 2005, the Company sold $8.6 million of SBA loans for gains of $628,000.

For the nine months ended September 30, 2006, total noninterest income decreased $7.1 million compared to the same period in 2005. This decrease was primarily due to lower levels of mortgage banking income. Exclusive of mortgage banking income, noninterest income was $16.7 million for the nine months ended September 30, 2006, a decrease of $408,000 over the same period in 2005. This decrease was primarily due to a decrease in gain on sale of securities of $1.1 million, which was partially offset by an increase in service charges of $531,000. The Company sold $19.1 million of the guaranteed portion of SBA loans during the nine months ended September 30, 2006, resulting in gains of $1.4 million. During the nine months ended September 30, 2005, the Company sold $22.5 million of SBA loans for gains of $1.6 million.

Mortgage Banking Income
The Company closed $233 million in single-family residential mortgage loans in the third quarter of 2006, a decrease of $202 million compared to $435 million closed in the same period last year primarily due to an overall slow-down in the housing market and higher interest rates. During the first nine months of 2006, mortgage loan closings were $750 million, a decrease of $439 million compared to $1.2 billion for the comparable period in 2005. Refinancings for the third quarter of 2006 were 30%, compared to 37% for the third quarter of 2005. During the first nine months of 2006, refinancing represented 35% of total closings compared to 38% for the first nine months of 2005.

For the three months ended September 30, 2006, mortgage banking income decreased $1.7 million, or 35%, to $3.1 million from $4.8 million a year earlier. The decrease was primarily due to lower levels of mortgage loans sold to the secondary market. Sales of mortgage loans held for sale were $164 million during the third quarter of 2006 compared to $246 million in the third quarter of 2005. The ratio of mortgage loan production income to mortgage loans sold was 2.38% for the third quarter of 2006, compared to 2.52% for the third of quarter 2005.

For the nine months ended September 30, 2006, mortgage banking income decreased $6.7 million, or 49%, to $7.1 million from $13.8 million a year earlier. The decrease was primarily due to lower levels of mortgage loans sold to the secondary market. Sales of mortgage loans held for sale were $328 million during the first nine months of 2006 compared to $542 million in the first nine months of 2005. The ratio of mortgage loan production income to mortgage loans sold was 2.67% for the first nine months of 2006, compared to 2.74% for the comparable period in 2005.

Mortgage banking income includes fee revenue derived from the loan origination process (e.g., points collected), gains on the sale of mortgage loans and the related mortgage servicing rights released concurrently with the underlying loans sold (mortgage loan production revenue), net of commissions, incentives and deferred mortgage loan origination costs and fees for mortgage loans held for sale and residential real estate loans as accounted for under FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Mortgage loan production revenue totaled $3.9 million and $6.2 million for the third quarters of 2006 and 2005, respectively, and $8.8 million and $14.9 million for the nine months ended September 30, 2006 and 2005, respectively. Commissions and incentives paid were $2.3 million and $3.9 million for the third quarters of 2006 and 2005, respectively, and $6.9 and $10.9 million for the nine months ended September 30, 2006 and 2005, respectively. The SFAS 91 credit totaled $659,000 and $1.8 million for the third quarters of 2006 and 2005, respectively. The SFAS 91 credit for the nine months ended September 30, 2006 and 2005 totaled $4.6 million and $6.7 million, respectively.

Mortgage banking income also includes gains or losses on sale of residential real estate loans totaling $847,000 and $604,000 for the third quarters of 2006 and 2005, respectively, and $705,000 and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively. Residential real estate loan sales totaled $97.1 million and $53.4 million for the third quarters of 2006 and 2005, respectively, and $98.2 million and $232.7 million for the nine months ended September 30, 2006 and 2005, respectively.

During the quarter ended September 30, 2006, the Company had mortgage loan applications of $332 million and at September 30, 2006, the Company’s mortgage loan pipeline of applications in process was $247 million. The Company expects that mortgage loan closings will decrease approximately 20% for the quarter ended December 31, 2006 compared to the third quarter of 2006 due to a general slow-down in the housing industry and lower refinance volumes.

Noninterest Expense
Total noninterest expense for the quarter ended September 30, 2006, decreased $5.5 million, or 23%, to $18.4 million compared to $23.9 million for the third quarter of 2005. The decrease was primarily a result of a decline of $4.3 million in salaries and employee benefits and $873,000 in other noninterest expense. The decrease in salaries and employee benefits was primarily due to lower bonus related accruals while the decrease in other noninterest expense was primarily due to decreases in outside service fees, advertising and other losses. Total noninterest expense for the nine months ended September 30, 2006, decreased $8.6 million, or 13%, to $59.4 million primarily resulting from a decrease of $6.4 million in salaries and employee benefits and a $1.5 million decrease in other noninterest expense.

BALANCE SHEET ANALYSIS

ASSETS

At September 30, 2006, the Company had $6.2 billion in total assets, an increase of $126 million, or 2%, from $6.1 billion at December 31, 2005. The increase is primarily the result of an increase in the Company’s total portfolio loans and mortgage loans held for sale.

Investment Securities
The Company’s investment securities portfolio serves as a secondary source of earnings and contributes to the management of interest rate risk and liquidity risk. The Company’s securities portfolio is comprised principally of U.S. Government agency securities, municipal securities, collateralized mortgage obligations and mortgage-backed securities. At September 30, 2006, fixed rate investment securities within the portfolio, excluding municipal securities, totaled $831.0 million compared to $816.3 million at December 31, 2005. At September 30, 2006, $464.0 million of these fixed rate mortgage-backed securities and collateralized mortgage obligations were collateralized with 5/1, 7/1 and 10/1 hybrid adjustable rate mortgage loans which provide for an interest rate reset cap of 2% to 5% at the first reset date. This compares to $521.8 million at December 31, 2005.

Investment securities available for sale totaled $896.4 million at September 30, 2006, a $34.8 million increase from $861.6 million at December 31, 2005. The increase in the Company’s securities available for sale portfolio was primarily due to the purchase of callable U. S. Government agency securities during the first quarter of 2006. The investment securities available for sale portfolio constituted 14.4% and 14.2% of the Company’s total assets at September 30, 2006 and December 31, 2005, respectively.

Investment securities held to maturity totaled $207.2 million at September 30, 2006, a $20.1 million decrease from $227.3 million at December 31, 2005. The investment securities held to maturity portfolio consists of collateralized mortgage obligations and mortgage-backed securities collateralized with 7/1 and 10/1 hybrid adjustable rate mortgage loans. The investment securities held to maturity portfolio constituted 3.3% of the Company’s total assets at September 30, 2006 compared to 3.7% at December 31, 2005.

The following table details the composition, amortized cost and fair value of the Company’s investment securities portfolio at September 30, 2006:

	Investment Securities
(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available For Sale (Estimated Fair Value):
U.S. Government agency securities	$351,765	$21	$5,734	$346,052
Collateralized mortgage obligations	250,233	330	4,603	245,960
Mortgage-backed securities	93,206	2	2,001	91,207
Municipal and other securities	214,343	321	1,437	213,227
Total securities available for sale	$909,547	$674	$13,775	$896,446

Securities Held To Maturity (At Cost):
Collateralized mortgage obligations	$177,380	$-	$5,564	$171,816
Mortgage-backed securities	29,859	-	846	29,013
Total securities held to maturity	$207,239	$-	$6,410	$200,829

Investment Securities (continued)
The Company believes that the unrealized losses in the previous table are temporary. At September 30, 2006, all of the unrealized losses in the securities portfolio were comprised of investment grade municipalities, private label securities rated “AAA” by the major rating agencies and securities issued by U.S. Government agencies. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. The Company has the ability and intent to hold all securities that are in an unrealized loss position until maturity or market price recovery.

Certain securities with a carrying value of $861.8 million and $789.4 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure FHLB advances, security repurchase agreements and public deposits as required by law.

Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, the Company is required to own capital stock in the FHLB. The carrying value of the stock is at cost, or par. All transactions in the capital stock of the FHLB are executed at par. The balance of FHLB stock was $79.4 million and $80.5 million at September 30, 2006 and December 31, 2005, respectively.

Mortgage Loans Held for Sale
Mortgage loans held for sale were $107.7 million at September 30, 2006, an increase of $69.4 million from $38.3 million at December 31, 2005. The increase was primarily due to the Company committing $51 million of fixed-rate residential portfolio mortgages for sale in the fourth quarter of 2006 as part of its interest rate risk management. In addition, the Company designated a higher percentage of closed loans for sale to the secondary market during the third quarter of 2006. Loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Portfolio Loans
Total portfolio loans were $4.7 billion at September 30, 2006, an increase of $38.0 million from $4.6 billion at December 31, 2005, due to increases in the commercial portfolio loan balance. The commercial portfolio loan balance was $1.79 billion at September 30, 2006, an increase of $93.9 million from $1.7 billion at December 31, 2005. The increase was concentrated in real estate construction loans and commercial real estate mortgage loans.

The residential portfolio loan balance decreased $29.7 million during the first nine months of 2006. During the first nine months of 2006, the Company retained $409 million of mortgage loans originated, 42% of which were adjustable-rate mortgages. Loan pay-offs and principal repayments for the first nine months of 2006 were $259 million. During the third quarter of 2006, the Company also sold $97 million of fixed-rate residential portfolio mortgages as part of its interest rate risk management. The Company committed an additional $51 million of fixed-rate loans for sale in the fourth quarter of 2006 and these loans were reclassified as mortgage loans held for sale at September 30, 2006.

The installment loan portfolio decreased $26.2 million during the first nine months of 2006, primarily due to a decrease in home equity lines of credit.

The following table provides further information regarding the Company’s loan portfolio:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans:
Commercial and industrial	$28,588	0.6%	$28,314	0.6%
Real estate construction	436,392	9.4	360,999	7.8
Commercial real estate mortgage	1,326,769	28.4	1,308,557	28.3
Total commercial loans	1,791,749	38.4	1,697,870	36.7
Residential real estate mortgages	2,163,438	46.4	2,193,128	47.4
Installment loans:
Home equity lines of credit	329,530	7.1	390,373	8.4
Home equity term loans	214,710	4.6	170,352	3.7
Other consumer loans	166,803	3.5	176,535	3.8
Total installment loans	711,043	15.2	737,260	15.9
Total portfolio loans	$4,666,230	100.0%	$4,628,258	100.0%

Credit Quality
The Company attempts to reduce the credit risk in its loan portfolio by focusing primarily on real estate-secured lending (i.e., commercial real estate mortgage and construction loans, residential real estate mortgage and construction loans, home equity loans and other consumer loans secured by real estate). As of September 30, 2006, such loans comprised approximately 99% of total portfolio loans. The Company’s general policy is to originate conventional residential real estate mortgages with loan-to-value ratios of 80% or less; SBA-secured loans or real estate-secured commercial loans with loan-to-value ratios of 80% or less that are secured by personal guarantees; and home equity loans with combined first and second mortgages with loan-to-value ratios of 85% or less.

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

Non-Performing Assets
Non-performing assets consist of non-accrual loans, restructured loans and other real estate owned (OREO). OREO represents real estate properties acquired by the Company through foreclosure or by deed in lieu of foreclosure. Commercial loans are generally placed on non-accrual status at the time the loan is 90 days or more past due, unless the loan is well-secured and in the process of collection. Residential real estate mortgage loans and installment loans are placed in non-accrual status at the time the loan is four scheduled payments past due or 90 days or more past the maturity date of the loan. In all cases, loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. All interest accrued but not collected for loans that are placed on non-accrual status is reversed and charged against current income. Any interest payments subsequently received on non-accrual loans are generally applied against the principal balance. Loans are considered restructured when the Company makes certain concessions to a financially troubled debtor that would not normally be considered. There were no loans 90 days or more past due still accruing interest at either September 30, 2006 or December 31, 2005.

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Non-Performing Assets:
Non-accrual loans:
Commercial	$42,293	$27,344
Residential real estate mortgages	16,602	19,026
Installment	2,500	2,413
Total non-accrual loans	61,395	48,783
Other real estate owned:
Commercial	6,431	8,575
Residential real estate mortgages	8,146	3,029
Installment	890	712
Total other real estate owned	15,467	12,316
Total non-performing assets	$76,862	$61,099

Non-performing assets as a percentage of:
Portfolio loans and OREO	1.64%	1.32%
Total assets	1.24%	1.00%

The increase in non-accrual commercial loans of $14.9 million shown in the table above was primarily due to three commercial real estate relationships located in Ohio and Michigan. The Ohio relationships were added to non-accrual in the third quarter and are a $6.1 million loan secured by a multi-building mixed-use development and a $4.8 million loan secured by an office building. A $6.5 million loan secured by a residential development in Southeast Michigan reached non-performing status in the second quarter of 2006.

Non-Performing Assets (Continued)
At September 30, 2006, $33.5 million, or 0.72% of total portfolio loans were 30-89 days delinquent, compared to $27.4 million, or 0.59%, at December 31, 2005. The Company also maintains a list of potential problem loans (classified as watch and substandard, but excluding non-accrual and restructured loans) identified as requiring a higher level of attention by management where known information about possible borrower credit problems raises serious doubts as to the ability of such borrowers to comply with the repayment terms. As of September 30, 2006, total potential problem loans, excluding those categorized as non-accrual loans, were $93.6 million, or 2.01% of total portfolio loans, compared to $51.1 million, or 1.10% of total portfolio loans at December 31, 2005. The majority of this increase is related to commercial real estate loans located in Ohio, Indianapolis, Indiana and Southeast Michigan. There is a possibility that some of this increase could move to non-accrual status in the fourth quarter.

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

At September 30, 2006 and December 31, 2005, the allowance for loan losses consisted of a specific allocated component, a risk allocated component and an imprecision component. The components of the allowance for loan losses represent an estimation completed pursuant to either SFAS 5, Accounting for Contingencies, or SFAS 114, Accounting By Creditors for Impairment of a Loan. The specific risk allocated component of the allowance for loan losses reflects potential losses resulting from analyses developed through specific credit allocation for individual loans deemed impaired under SFAS 114. The risk allocated (SFAS 5) component of the allowance for loan losses reflects expected losses projected from historical loss experience for each loan category in the aggregate, but excluding loans individually determined to be impaired. The projected loss ratios utilized in the risk allocated component incorporate factors such as historical charge-off experience and current economic trends and conditions.

Actual loss ratios experienced in the future may vary from the projected loss ratios utilized in the risk allocated component. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or economic trends and other conditions. Therefore, an imprecision component of the allowance is additionally maintained to capture these probable losses inherent in the loan portfolio. The imprecision component reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses inherent in the loan portfolio. Factors considered in evaluating the Company’s imprecision component include, among other factors, imprecision in projected loss ratios and economic conditions. The imprecision component of the allowance was $3.8 million at both September 30, 2006 and June 30, 2006 and $3.3 million at December 31, 2005. The increase in the imprecision component from December 31, 2005 was a result of the increasing trend in potential problem loans during the first nine months of the year.

The following table provides an analysis of the allowance for loan losses:
	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Balance at January 1	$42,122	$41,818
Loans charged off	(4,377)	(5,442)
Recoveries of loans previously charged off	939	1,270
Net charge-offs	(3,438)	(4,172)
Provision charged to expense	5,600	4,300
Balance at September 30	$44,284	$41,946

Annualized net charge-offs as a percentage of average loans	.10%	.12%
Allowance for loan losses as a percentage of total portfolio loans outstanding at period-end	.95%	.91%
Allowance for loan losses as a percentage of non-performing loans	72.13%	105.10%

Allowance for Loan Losses and Impaired Loans (Continued)
SFAS 114 considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. At September 30, 2006 and December 31, 2005, all non-accrual and restructured commercial loans were reviewed for impairment.

Information regarding the Company’s impaired loans follows:

	September 30,	December 31,
(In thousands)	2006	2005

Gross recorded investment in impaired loans (period-end)	$42,293	$27,344
Impaired loans requiring a specific allocated allowance	34,206	21,625
Specific impairment allowance	8,995	5,332

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

During the three months ended September 30, 2006, June 30, 2006 and September 30, 2005, the Company recorded a provision for loan losses of $2.5 million, $1.8 million and $1.4 million, respectively. The increase to the provision for loan losses during the third quarter of 2006 was primarily a result of a $2.9 million increase in the specific impairment allowance over the second quarter of 2006.

Bank Owned Life Insurance
Republic Bank has purchased separate account bank owned life insurance to fund future employee benefit costs. Increases in the cash surrender value resulting from investment returns are recorded in noninterest income.

LIABILITIES

Total liabilities were $5.78 billion at September 30, 2006, a $104 million, or 2% increase from $5.68 billion at December 31, 2005. This increase was primarily due to increases in federal funds purchased, short-term FHLB advances and long-term security repurchase agreements.

Deposits
Total deposits decreased $108 million to $3.03 billion at September 30, 2006 from $3.14 billion at December 31, 2005. Total retail deposits decreased $87 million from December 31, 2005. Wholesale deposits, which include municipal and brokered certificates of deposit, decreased $21 million from December 31, 2005.

Short-Term Borrowings
Short-term borrowings with maturities of one year or less, along with the related average balances and interest rates for the nine months ended September 30, 2006 and the year ended December 31, 2005, were as follows:

	September 30, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Federal funds purchased	$643,000	$569,265	4.97%	$472,000	$457,625	3.41%
Security repurchase agreements	120,803	177,592	3.44	237,300	268,056	3.11
Total short-term borrowings	$763,803	$746,857	4.61%	$709,300	$725,681	3.30%

Short-term security repurchase agreements are secured by certain securities with a carrying value of $133.9 million at September 30, 2006.

Short-Term FHLB Advances
Short-term FHLB advances outstanding at September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006			December 31, 2005
(Dollars in thousands)	Ending Balance	Average Balance	Average Rate During Period	Ending Balance	Average Balance	Average Rate During Year
Short-term FHLB advances	$300,000	$384,908	5.04%	$218,000	$234,930	3.40%

Republic Bank routinely borrows short-term advances from the Federal Home Loan Bank (FHLB) to fund mortgage loans held for sale and a portion of the investment securities portfolio. These advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. Republic Bank had $296.2 million and $339.1 million available in unused borrowings with the FHLB at September 30, 2006 and December 31, 2005, respectively.

Long-term FHLB Advances and Security Repurchase Agreements
Long-term FHLB advances and security repurchase agreements outstanding at September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Ending Balance	Average Rate At Period-End	Ending Balance	Average Rate At Year-End
Long-term FHLB advances:
Bullet advances	$201,111	3.85%	$226,748	3.77%
Putable advances	720,000	4.86	750,000	4.85
Total long-term FHLB advances	921,111	4.64	976,748	4.59
Long-term security repurchase agreements	655,328	3.73	512,684	3.10
Total long-term FHLB advances and security
repurchase agreements	$1,576,439	4.26%	$1,489,432	4.08%

Republic Bank routinely utilizes long-term FHLB advances and security repurchase agreements to provide funding to minimize the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. The long-term FHLB advances are generally secured under a blanket security agreement by first mortgage loans and investment securities with an aggregate book value equal to at least 145% of the advances. The long-term security repurchase agreements are secured by certain securities with a carrying value of $727.0 million.

The long-term FHLB advances and security repurchase agreements have original maturities ranging from October 2006 to May 2020.

CAPITAL
Shareholders’ equity was $427.0 million at September 30, 2006, compared to $404.5 million at December 31, 2005. The increase in shareholders’ equity during the first nine months of 2006 resulted primarily from net income of $49.0 million, offset by $24.6 million in cash dividends to shareholders and $8.5 million in stock repurchases.

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

CAPITAL (Continued)
As of September 30, 2006, the Company met all capital adequacy requirements to which it is subject. The Company’s capital ratios were as follows:

	September 30, 2006	December 31, 2005
Total capital to risk-weighted assets (1)	12.50%	12.32%
Tier 1 capital to risk-weighted assets (1)	11.41	11.24
Tier 1 capital to average assets (1)	7.68	7.57

(1)	As defined by the regulations.

As of September 30, 2006, the Company’s total risk-based capital was $528 million and Tier 1 risk-based capital was $482 million, an excess of $105 million and $228 million, respectively, over the minimum guidelines prescribed by regulatory agencies for a well-capitalized institution. In addition, Republic Bank had regulatory capital ratios in excess of the minimum levels established for well-capitalized institutions.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, or in our filings with the SEC (which are accessible on the SEC’s website at www.sec.gov and on our website at www.republicbancorp.com), or in our press releases, presentations or other public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the factors described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC and the following:

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

Interest Rate Risk Management
The Company’s ALCO, which meets bi-weekly, is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Senior management at Republic Bank is responsible for ensuring that the Bank’s asset and liability management procedures adhere to corporate policies and risk limits established by its Board of Directors.

The Company utilizes two complementary quantitative tools to measure and monitor interest rate risk: static gap analysis and earnings simulation modeling. Each of these interest rate risk measurements has limitations, but the Company believes that when evaluated together, they provide a reasonably comprehensive view of the Company’s exposure to interest rate risk.

Static Gap Analysis: Static gap analysis is utilized at the end of each month to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. The Company undertakes this analysis by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company’s net interest income to interest rate changes. If more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly than rates paid on interest-bearing liabilities. Alternatively, if interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, then increases in market interest rates will generally have an adverse impact on net interest income. At September 30, 2006, the cumulative one-year gap was a negative 11.75% of total earning assets.

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

As of September 30, 2006, the earnings simulation model projects the following change in net interest income from base net interest income, assuming an immediate parallel shift in market interest rates:

Change in market interest rates in basis points	+200	+100	+50	-50	-100	-200
Projected change in net interest income over next twelve months	-8.00%	-3.52%	-1.65%	2.06%	3.16%	2.33%

These projected levels, which are within the Company’s policy limits, portray the Company’s interest rate risk position as liability sensitive for a one-year horizon. The earnings simulation model assumes, among other things, that current balance sheet totals remain constant and all maturities and prepayments of interest-earning assets and interest-bearing liabilities are reinvested at current market rates.

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

The Company’s hedging program utilizes mandatory forward commitments to hedge the change in fair value of mortgage loans held for sale. For the nine month period ending September 30, 2006, the Company’s hedging program as it relates to mortgage loans held for sale was considered highly effective, and therefore, the Company applied special hedge accounting whereby the change in value of the forward commitments affects the change in value of the loans being hedged. The net impact to mortgage banking income related to hedge ineffectiveness for the quarter and period ended September 30, 2006 was an expense of $66,000.

At September 30, 2006, the Company had outstanding $49.4 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments” or “IRLCs”). IRLCs subject the Company to market risk due to fluctuations in interest rates. At September 30, 2006, the Company had outstanding mandatory forward commitments to sell $154.4 million of residential mortgage loans. These mandatory forward commitments were utilized to offset the change in the value of $107.7 million of mortgage loans held for sale and $46.7 million of IRLCs. The outstanding forward commitments to sell mortgage loans are expected to settle in the fourth quarter of 2006 without producing any material gains or losses.

IRLCs are defined as derivatives under SFAS 133. Price risk associated with IRLCs is managed primarily through the use of other derivative instruments, such as mandatory forward commitments. Because IRLCs are defined as derivative instruments under SFAS 133, IRLCs and the associated mandatory forward commitments are recorded at fair value under SFAS 133. Gains and losses on mortgage-banking related derivative instruments are included in mortgage banking income on the income statement. The fair value of IRLCs was a gain of $143,000 at September 30, 2006. The fair value of the associated mandatory forward commitments was a loss of $135,000 at September 30, 2006. The Company does not enter into derivative transactions for purely speculative purposes.

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

Interest Rate Swap Transactions (Continued)
The notional amounts, fair value, maturity and weighted-average pay and receive rates for the swap position at September 30, 2006 are summarized as follows:

	Year of Maturity
(Dollars in thousands)	2006	2007	2008	Total
Receive fixed/pay floating swaps:(1)
Notional amount	$-	$36,300	$37,000	$73,300
Fair value gain/(loss)	-	(744)	(1,046)	(1,790)
Weighted average:
Receive rate	-%	2.92%	3.24%	3.08%
Pay rate	-%	4.99%	5.60%	5.30%

(1)	Variable interest rates - which generally are based on the one-month and three-month LIBOR in effect on the date of repricing.

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
Republic Bancorp Inc. did not repurchase any shares during the quarter ended September 30, 2006.

On June 16, 2005, the Board of Directors approved the 2005 Stock Repurchase Program authorizing the repurchase of up to 2,200,000 shares. There were 348,152 shares available for repurchase at September 30, 2006 under this program.

On April 26, 2006, the Board of Directors approved the 2006 Stock Repurchase Program authorizing the repurchase of up to 2,000,000 shares. The 2006 Stock Repurchase Program will commence at the conclusion of the 2005 Stock Repurchase Program. There were 2,000,000 available for repurchase at September 30, 2006 under this program.

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

REPUBLIC BANCORP INC.
(Registrant)

Date: November 8, 2006	BY:	/s/ Thomas F. Menacher
Thomas F. Menacher Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)